Form 10-Q
period 2021-09-30
Lafayette Square Empire BDC, Inc.
filed 2021-11-10
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to______
Commission File Number 814-01427
LAFAYETTE SQUARE EMPIRE BDC, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-2807075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
175 SW 7th St, Unit 1911
Miami, FL 33130
(Address of principal executive offices)
(786) 598-2089
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:.

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ☒
As of November 10, 2021, the Registrant had 700 shares of common stock, $0.001 par value per share, outstanding.

	Lafayette Square Empire BDC, Inc.

	Quarterly Report on Form 10-Q For the Quarter Ended September 30, 2021

	Index	Page
	Cautionary Statement Regarding Forward-Looking Statements	3
Part I. Financial Information		4
Item 1.	Financial Statements	4
	Statement of Assets and Liabilities as of September 30, 2021 (unaudited)	4
	Statements of Operations for the three months ended September 30, 2021 and for the period from February 19, 2021 (date of inception) through September 30, 2021 (unaudited)	5
	Statements of Changes in Net Assets for the three months ended September 30, 2021 and for the period from February 19, 2021 (date of inception) through September 30, 2021 (unaudited)	6
	Statement of Cash Flows for the period ended September 30, 2021 (unaudited)	7
	Notes to Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	24
Part II. Other Information		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
SIGNATURES		26

Lafayette Square Empire BDC, Inc.
Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Lafayette Square Empire BDC, Inc. (the “Company”), our prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “ anticipates,” “ expects,” “ intends,” “ plans,” “will,” “may,” “ continue,” “ believes,” “ seeks,” “ estimates,” “would,” “ could,” “ should,” “ targets,” “ projects,” “ outlook,” “ potential,” “ predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:

•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to break escrow for our offering and raise sufficient capital to execute our investment strategy;
•general economic and political trends and other external factors, including the current (“COVID-19”) pandemic;
•the ability of our portfolio companies to achieve their objectives;
•our expected financing arrangements and investments;
•changes in the general interest rate environment;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with LS BDC Adviser, LLC (the “Adviser”) or any of its affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•our use of financial leverage;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to qualify for and maintain our qualification as a regulated investment company (“RIC”) and as a business development company (“BDC”);
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation and our tax potion; and
•the tax status of the enterprises in which we may invest.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved. Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934 Act, as amended (the “Exchange Act”).

The accompanying notes are an integral part of these financial statements.

Part I. Financial Information
Item 1. Financial Statements
Lafayette Square Empire BDC, Inc.
Statement of Assets and Liabilities

September 30, 2021
(Unaudited)
Assets
Cash	$8,489
Due from affiliates	315
Deferred offering costs (See Note 2)	232,691
Total assets	$241,495

Liabilities
Accounts payable and accrued expenses	$286,498
Due to affiliate (See Note 4)	257,528
Total liabilities	544,026

Net assets
Preferred stock, par value $0.001 per share (1,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021)	—
Common stock, par value $0.001 per share (100,000,000 shares authorized, 700 shares issued and outstanding as of September 30, 2021)	—
Paid-in capital in excess of par	10,500
Distributable earnings (losses)	(313,031)
Total net assets	(302,531)
Total liabilities and net assets	$241,495

Net asset value per common share	$(432.19)
The accompanying notes are an integral part of these financial statements.

Lafayette Square Empire BDC, Inc.
Statements of Operations (unaudited)

	For the Three Months Ended September 30, 2021	For the Period from February 19, 2021 (Date of Inception) through September 30, 2021
Expenses:
Professional fees	$106,213	$130,737
General and administrative expenses	52,889	89,787
Organization costs (See Note 2)	44,942	92,507
Total Expenses	204,044	313,031
Net investment income (loss)	(204,044)	(313,031)

Net increase (decrease) in net assets resulting from operations	$(204,044)	$(313,031)
Weighted average common shares outstanding	700	700
Net investment income (loss) per common share (basic and diluted)	(291.49)	(447.19)
Earnings (loss) per common share (basic and diluted)	(291.49)	(447.19)
The accompanying notes are an integral part of these financial statements.

Lafayette Square Empire BDC, Inc.
Statements of Changes in Net Assets (unaudited)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at June 30, 2021	700	$—	$10,500	$(108,987)	$(98,487)

Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(204,044)	(204,044)
Total increase (decrease) for the period ended September 30, 2021	—	—	—	(204,044)	(204,044)
Balance at September 30, 2021	700	$—	$10,500	$(313,031)	$(302,531)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total Net Assets
Balance at February 19, 2021 (Date of Inception)	—	$—	$—	$—	$—

Issuance of common stock	700	—	10,500	—	10,500
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(313,031)	(313,031)
Total increase (decrease) for the period ended September 30, 2021	700	—	10,500	(313,031)	(302,531)
Balance at September 30, 2021	700	$—	$10,500	$(313,031)	$(302,531)
The accompanying notes are an integral part of these financial statements.

Lafayette Square Empire BDC, Inc.
Statement of Cash Flows (unaudited)

For the Period from February 19, 2021 (Date of Inception) through September 30, 2021
Cash flows from operating activities

Net increase (decrease) in net assets resulting from operations	$(313,031)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Due from affiliate	(315)
Due to affiliate	257,528
Accounts payable and accrued expenses	286,498

Net Cash provided by (used in) operating activities	230,680

Cash flows from financing activities

Proceeds from issuance of common shares	10,500
Deferred offering costs	(232,691)

Net cash provided by (used in) financing activities	(222,191)

Net increase / (decrease) in cash and cash equivalents	8,489
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$8,489
The accompanying notes are an integral part of these financial statements.

Lafayette Square Empire BDC, Inc.
Notes to Financial Statements (unaudited)
Note 1. Organization
Lafayette Square Empire BDC, Inc. (the “Company”) is a newly formed, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company expects to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for its initial RIC taxable year ending December 31, 2021, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election.
The Company was formed as a Delaware limited liability company as of February 19, 2021. The Company is externally managed by LS BDC Adviser, LLC (the “Adviser”) pursuant to an investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 (the “Investment Advisory Agreement”), which was approved by the Company’s board of directors (the “Board”) in April 2021. The Adviser is a subsidiary of Lafayette Square Holding Company, LLC and its controlled subsidiaries, including LS Advisers, LLC and LS Administration, LLC (“Lafayette Square”).
The Company’s investment objective is to generate favorable risk-adjusted returns, including current income and capital appreciation, principally from directly originated investments in middle market businesses that are primarily domiciled, headquartered and/or have a significant operating presence in New York, New Jersey, Connecticut, or Pennsylvania (the “Target Region”) in order to stimulate economic growth and create jobs in that region, although the Company may make limited opportunistic investments outside of the Target Region.

The Company intends to invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock, and warrants. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion, and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although the Company may invest in larger or smaller companies. The Company also may purchase interests in loans or corporate bonds through secondary market transactions. On April 20, 2021, Lafayette Square purchased 700 shares of common stock, par value $0.01 per share, of the Company (“Common Stock”), which represented all of the issued and outstanding shares of Common Stock, for an aggregate purchase price of $10,500. The shares of Common Stock were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
As of September 30, 2021, the Company was in the development stages and had not commenced operations. For the period from February 19, 2021 (date of inception) through September 30, 2021, there was no activity, other than minimal administrative activity for operations related to the Company’s organization and registration as a non-diversified, closed-end investment company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which has been borne by Lafayette Square and will be reimbursed by the Company upon commencement of operations.
Note 2. Significant Accounting Policies
Basis of presentation
The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its financial statements. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Accounting Standards Codification, as issued by the Financial Accounting Standards Board (“ASC”) Topic 946 - Financial Services - Investment Companies (“Topic 946”). The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and pursuant to Articles 6, 10 and 12 of Regulation S-X. This requires the Company to make certain estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. These financial statements reflect adjustments that in the opinion of the Company are necessary for the fair statement of the results for the periods presented. Actual results may differ from the estimates and assumptions included in the financial statements.
The financial information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The results for the three months ended September 30, 2021, and for the period from February 19,

2021 (date of inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year.
Use of estimates
The preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash
The Company deposits its cash in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2021 the Company held $8,489 in cash.
Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company. Offering costs are capitalized as a deferred charge and amortized to expense on a straight-line basis over 12 months from the commencement of operations, which has not yet occurred.
The Company will bear the organization and offering expenses incurred up to $1 million in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed the greater of $1 million, the Adviser or its affiliate will bear the excess costs.
In the event the initial closing of the private offering of our shares of Common Stock (the “Initial Closing”) does not occur, offering costs incurred will be borne by Lafayette Square or the Adviser. As of September 30, 2021, the Adviser has incurred $232,691 of offering costs, that would be reimbursable by the Company upon the commencement of operations and are included in due to affiliate on the Statement of Assets and Liabilities.
Indemnifications
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.
Fair value of financial instruments
The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820 - Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure.
The availability of observable inputs can vary depending on the financial instrument and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market and the current market conditions. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for financial instruments classified as Level 3.
Any changes to the valuation methodology are reviewed by management and the Board to confirm that the changes are appropriate. As markets change, new products develop and the pricing for products becomes more or less transparent, the Company will continue to refine its valuation methodologies.

In addition, on December 3, 2020, the U.S. Securities and Exchange Commission (the “SEC”) announced that it adopted Rule 2a-5 under the 1940 Act, which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The new rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The Company will continue to review the new rule and its impact on the Company and its valuation policies.
Income taxes
For the period from February 19, 2021 (date of inception) through September 30, 2021, the Company is subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three months ended September 30, 2021, and for the period from February 19, 2021 (date of inception) through September 30, 2021. The Company expects to elect to be subject to tax as a RIC for its initial RIC taxable year ending December 31, 2021, and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended September 30, 2021, and the period from February 19, 2021 (date of inception) through September 30, 2021, the Company did not incur U.S. federal excise tax.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions as of and through September 30, 2021.
Distributions
Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company can retain such capital gains for investment in its discretion.
The Company has adopted a dividend reinvestment plan (the “DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s Common Stock, rather than receiving the cash distribution. Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act).

Note 3. Investments
The Company did not hold any investments as of September 30, 2021.
Note 4. Related Party Agreements and Transactions
Investment Advisory Agreement
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board approved the Investment Advisory Agreement in April 2021. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.
Base Management Fee:
The base management fee is payable quarterly in arrears at an annual rate of (i) prior to a Liquidity Event, 0.75%, and (ii) following a Liquidity Event, 1.0%, in each case of the average value of our gross assets (gross assets equal the total assets of the Company as set forth on the Company’s Statement of Assets and Liabilities) at the end of the two most recently completed calendar quarters. For services rendered under the Investment Advisory Agreement, the base management fee are payable quarterly in arrears. No management fee will be charged on committed but undrawn capital commitments.

We define a “Liquidity Event” as any of: (1) a quotation or listing of our Common Stock on a national securities exchange, including an initial public offering (an “Exchange Listing”) or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of our capital stock or assets to, or another liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. Potential acquirers could include other BDCs and entities that are not BDCs, in each case, that are advised by the Adviser or its affiliates.
As the Company has not commenced operations, there has been no management fee recorded within the accompanying Statement of Operations for the three months ended September 30, 2021, and for the period from February 19, 2021 (date of inception) through September 30, 2021.
Incentive Fee:
The Company will also pay the Adviser an incentive fee consisting of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”), and (ii) the capital gains component of the incentive fee (the “Capital Gains Fee”) of which is described in more detail below.
The first part of the incentive fee, the Income-Based Fee, is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement ), and any interest expense or fees on any credit facilities or outstanding debt and distributions paid on any issued and outstanding preferred shares, but excluding the incentive fee.
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.25% per quarter (5.0% annualized).

Prior to a Liquidity Event, we pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25%;
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.47% (5.88% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.47%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 15% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.47% in any calendar quarter; and
•15% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.47% (5.88% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
Following a Liquidity Event, we will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25%;
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.47% (5.88% annualized). The “catch-up” is meant to provide the Adviser with approximately 17.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.47% in any calendar quarter; and
•17.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.47% (5.88% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
For the three months ended September 30, 2021, and for the period from February 19, 2021 (date of inception) through September 30, 2021. there was no Income-Based Fee incurred.
The second part of the incentive fee, the Capital Gains Fee, will be determined and payable in arrears as of the end of each calendar year (or at the time of a Liquidity Event) in arrears. The Capital Gains Fee will be equal to 15% of (1) realized capital gains less (2) realized capital loss, less unrealized capital losses on a cumulative basis from inception through the day before the Liquidity Event, less the aggregate amount of any previously paid Capital Gains Fee.
Prior to a Liquidity Event, the amount payable equals:
•15% of cumulative realized capital gains less all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of such calendar year (or upon a Liquidity Event), less the aggregate amount of any previously paid Capital Gains Fee as calculated in accordance with GAAP.
Following a Liquidity Event, the amount payable equals:
•17.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid Capital Gains Fee as calculated in accordance with GAAP.
If a Liquidity Event occurs on a date other than the first day of a fiscal year, the Capital Gains Fee will be calculated as of the day before the Liquidity Event, with such Capital Gains Fee paid to the Adviser following the end of the fiscal year in which the Liquidity Event occurred. Solely for purposes of calculating the Capital Gains Fee after a Liquidity Event, the Company will be deemed to have previously paid a Capital Gains Fee prior to a Liquidity Event equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid Capital Gains Fee for all periods prior to a Liquidity Event by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%.
Each year, the fee paid for the Capital Gains Fee is net of the aggregate amount of any previously paid Capital Gains Fee for all prior periods. We will accrue, but will not pay, a Capital Gains Fee with respect to unrealized appreciation because a Capital Gains Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended (the “Advisers Act”), including Section 205 thereof.
For the purpose of computing the Capital Gains Fee, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly.
For the three months ended September 30, 2021, and for the period from February 19, 2021 (date of inception) through September 30, 2021, there was no Capital Gains Fee incurred.
Administration Agreement
Pursuant to the administration agreement between the Company and LS Administration, LLC (the “Administration Agreement”), LS Administration, LLC (the “Administrator”) furnishes the Company with office space, office services, and equipment. Under the Administration Agreement, our Administrator performs or oversees the performance of our required administrative services, which include providing assistance in accounting, legal, compliance, operations, technology, internal audit, and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses, including an allocable portion of expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator may enter into. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion.
The Administration Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of its duties or by reason of the reckless disregard of its duties and obligations, our Administrator and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it will be entitled to indemnification from us for any damages, liabilities, costs, and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of our Administrator’s services under the Administration Agreement or otherwise as administrator for us.
Additionally, pursuant to a sub-administration agreement with SS&C Technologies, Inc. (“SS&C”), SS&C will perform certain of the Company’s required administrative services, which include providing assistance in accounting, legal, compliance, operations, investor relations and technology, being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. SS&C will also be reimbursed for certain expenses it incurs on our behalf.
We expect our Administrator and Adviser to enter into the one or more staffing agreements with affiliates of Lafayette Square pursuant to which such Lafayette Square affiliates would agree to provide our Administrator and Adviser with access to certain legal, operations, financial, compliance, accounting, internal audit (in their role of performing our Sarbanes-Oxley Act internal control assessment), clerical and administrative personnel.
Due to Affiliates
During the period from February 19, 2021 (date of inception) through September 30, 2021, the Company’s expenses were paid by a related party of the Adviser and are expected to be reimbursed by the Company after commencement of operations. As of September 30, 2021, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Statement of Assets and Liabilities.
Note 5. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share for the three months ended September 30, 2021 and the period from February 19, 2021 (date of inception) through September 30, 2021:

	For the Three Months Ended September 30, 2021	For the period February 19, 2021 (Date of Inception) through September 30, 2021
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$(204,044)	$(313,031)
Weighted average common shares outstanding	700	700
Earnings (loss) per common share (basic and diluted)	$(291.49)	$(447.19)
Capital Activity
The Company is authorized to issue 1,000,000 shares of preferred stock at a par value of $0.001 per share and 100,000,000 shares of common stock at a par value of $0.001 per share. When the Company commences operations, the Company expects to enter into subscription agreements in which investors will make capital commitments to purchase shares of Common Stock (the “Subscription Agreements”) with several investors, including with affiliates of the Adviser, providing for the private placement of the Company’s Common Stock. It is expected that, under the terms of the Subscription Agreements, investors will be required to fund drawdowns to purchase the Company’s Common Stock at a price per share equal to the most recent NAV per share as determined by the Board (subject to the adjustment to the extent required by Section 23 of the 1940 Act) up to the amount of their respective capital subscriptions on an as-needed basis as determined by the Company with a minimum of ten business days prior notice.
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company is required to distribute dividends each tax year to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the board of directors and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
The Company had not accepted any Subscription Agreements from third party investors through September 30, 2021.
Note 6. Financial Highlights
Below is the schedule of financial highlights of the Company for the period of February 19, 2021 (Date of Inception) through September 30, 2021:

Per Common Share Data:(1)
Net asset value, beginning of period	$—
Net investment income (loss)	(447.19)
Net increase (decrease) in net assets resulting from operations	(447.19)
Issuance of Common Stock(2)	15.00

Distributions declared from net investment income	—
Net asset value, end of period	$(432.19)

Total return based on NAV(3)	(2981.25)%
Common shares outstanding, end of period	700
Weighted average shares outstanding(4)	700
Net assets, end of period	$(302,531)

Ratio/Supplemental Data (annualized):
Ratio of net investment income (loss) to average net assets	255.53%
Ratio of net expenses to average net assets	(255.53)%

(1)	The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through September 30, 2021.
(2)	Original contribution price by Lafayette Square was $15.00 per common share.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of Common Stock in the period. Total return is not annualized.
(4)	Calculated for the period from April 20, 2021, the date of the first issuance of common stock, through September 30, 2021.

Note 7. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” means Lafayette Square Empire BDC, Inc., unless otherwise specified. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this report.
Business Overview
We are a newly formed, externally managed, non-diversified, closed-end investment company focused on lending to middle market businesses, with the goal of stimulating economic growth and creating and preserving jobs in New York, New Jersey, Connecticut, or Pennsylvania (the “Target Region”). Although we have not yet commenced investment operations, we expect to do so in the fourth quarter of 2021.
The Company was formed as a Delaware limited liability company on February 19, 2021. Prior to the  effective date of our Registration Statement (the “Effective Date”), we elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, for U.S. federal income tax purposes, we expect to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for our initial RIC taxable year ending December 31, 2021, as well as maintain such election in future taxable years. However, there is no guarantee that the we will qualify to make such an election. Prior to the Effective Date and to our elections to be regulated as a BDC and RIC, we completed a conversion under which Lafayette Square Empire BDC, Inc. succeeded to the business of Lafayette Square Empire BDC, LLC, and the member of Lafayette Square Empire BDC, LLC became the stockholder of Lafayette Square Empire BDC, Inc. (the “BDC Conversion”). As a BDC and a RIC, we must comply with certain regulatory requirements.
We are managed by LS BDC Adviser, LLC (the “Adviser”), a Delaware limited liability company and an affiliate of Lafayette Square Holding Company, LLC (“Lafayette Square”). The Adviser is a limited liability company that is in process of registering as an investment adviser under the Investment Advisers Act of 1940, as amended. The Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.
Our investment objective is to generate favorable risk-adjusted returns, including current income and capital appreciation, principally from directly originated investments in middle market businesses that are primarily domiciled, headquartered and/or have a significant operating presence in the Target Region. We define middle market businesses as companies having annual revenues between $10 million and $1 billion and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although we may invest in larger or smaller companies. We may also make limited opportunistic investments in middle market businesses outside the Target Region. We expect to invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock, and warrants.
We generally expect to hold our investments until maturity or until such investments are refinanced by the portfolio company. From time to time, we may invest in loans with other lenders, or “club loans,” and may serve as agent in connection with any such loans. In our capacity as agent, we would expect to act as the servicer of the loan. We may also participate in loans in the broadly syndicated loan market. Our debt instruments will typically have principal amounts of up to $50 million, bear interest at floating rates of interest tied to a widely available risk-free rate such as the U.S. Prime Rate or the Secured Overnight Financing Rate (“SOFR”), and generally not be guaranteed by the federal government or otherwise. The debt instruments in which we invest are typically not rated by any rating agency, but we believe that if they were, they would be rated below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services). Under the guidelines established by these rating agencies, such ratings are an indication of such debt instruments having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”

COVID-19 Developments

There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak evolved rapidly. As cases of COVID-19 have continued to be identified, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have disrupted global supply chains and adversely impacted many industries. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.
The outbreak of COVID-19 may have a material adverse impact on our financial condition, liquidity, results of operations and NAV, among other factors. We expect that these impacts will continue to some extent as the outbreak persists and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full impact of COVID-19 will depend on future developments, including the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.

Key Components of Operations
Investments
Our level of investment activity is expected to vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenues
We plan to generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on our investments. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as the SOFR. Interest on these debt investments will generally be payable quarterly. In some instances, we expect to receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments is expected to fluctuate significantly from period to period. Our portfolio activity is also expected to reflect the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
We expect our primary annual operating expenses to include advisory fees and the reimbursement of expenses under our investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 (the “Investment Advisory Agreement”) and our administration agreement between the Company and LS Administration, LLC (the “Administration Agreement”), respectively. We will bear other expenses, which are expected to include:
•our initial organization costs and operating costs incurred prior to the filing of our election to be regulated as a BDC (up to $1 million in connection with our formation and the initial closing of the private offering of shares of our common stock, par value $0.01 per share, of the Company (“Common Stock”));
•the costs associated with our private offering and any subsequent offerings of our securities;

•calculating individual asset values and our net asset value (including the cost and expenses of third-party valuation services);
•out-of-pocket expenses, including travel expenses, incurred by the Adviser, or members of its investment team, or payable to third parties, performing due diligence on prospective portfolio companies, dead deal or broken deal expenses and, if necessary, enforcing our rights;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and related expenses;
•debt service and other costs of borrowings or other financing arrangements;
•the allocated costs incurred in connection with providing services to employees of portfolio companies (of the type described in Item I. “Business—Investment Strategy”) and/or managerial assistance (including any services offered to portfolio companies) to those portfolio companies that request it (whether such costs are incurred by the Adviser or Administrator or through payments to third party service providers);
•amounts payable to third parties relating to, or associated with, making or holding investments;
•transfer agent and custodial fees;
•costs of hedging;
•commissions and other compensation payable to brokers or dealers;
•federal and state registration fees;
•any stock exchange listing fees and fees payable to rating agencies;
•the cost of effecting any sales and repurchases of our Common Stock and other securities;
•U.S. federal, state and local taxes;
•independent director fees and expenses;
•costs of preparing financial statements and maintaining books and records, costs of preparing tax returns, costs of compliance with Sarbanes-Oxley Act, and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
•the costs of any reports, proxy statements or other notices to our stockholders (including printing and mailing costs), the costs of any stockholders’ meetings and the compensation of investor relations personnel responsible for the preparation of the foregoing and related matters;
•the costs of specialty and custom software expense for monitoring risk, compliance and overall investments;
•our fidelity bond;
•any necessary insurance premiums;
•extraordinary expenses (such as litigation or indemnification payments or amounts payable pursuant to any agreement to provide indemnification entered into by the Company);
•direct fees and expenses associated with independent audits, agency, consulting and legal costs; costs of winding up;
and all other expenses incurred by either the LS Administration LLC (the “Administrator”) or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including, but not limited to, the fees and expenses associated with performing compliance functions. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase proportionally when our asset value declines.
Leverage
The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing and general economic and market conditions. Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200%. The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to reduce the asset coverage requirement to 150%. In April 2021, our Board and initial stockholder approved the decreased asset coverage ratio.
Portfolio and Investment Activity
The Company did not hold any investments as of September 30, 2021.
Results of Operations
As of September 30, 2021, we have not completed the initial closing of the private offering of our shares of our Common Stock (the “Initial Closing”) or commenced any operational or investment activities. As of September 30, 2021, there was no activity, other than administrative activity, operations related to the Company’s organization and registration under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which has been borne by Lafayette Square and will be reimbursed by the Company upon commencement of operations.
Expenses
Expenses from February 19, 2021 (inception) through September 30, 2021 consisted of $92,507 in initial organizational costs for which we are required to reimburse Lafayette Square upon the commencement of our operations in accordance with the Administration Agreement. Additionally, we have incurred $232,691 of offering costs which have been capitalized as a deferred charge on the Statement of Assets and Liabilities and will be amortized to expense on a straight-line basis over 12 months from the commencement of operations, which has not yet occurred.
Financial Condition, Liquidity and Capital Resources
Contractual Obligations
We have entered into the Investment Advisory Agreement with our Adviser. Our Adviser agreed to serve as our investment adviser in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period will consist of the base management fee equal to a percentage of the value of our gross assets as well as an incentive fee based on our performance.
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Company’s board of directors (the “Board”) approved the Investment Advisory Agreement in April 2021. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.

We define a “Liquidity Event” as any of: (1) a quotation or listing of our Common Stock on a national securities exchange, including an initial public offering (an “Exchange Listing”) or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of our capital stock or assets to, or another liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. Potential acquirers could include other BDCs and entities that are not BDCs, in each case, that are advised by the Adviser or its affiliates.

Base Management Fee
The base management fee is payable quarterly in arrears at an annual rate of (i) prior to a Liquidity Event, 0.75%, and (ii) following a Liquidity Event, 1.0%, in each case of the average value of our gross assets (gross assets equal the total assets of the Company as set forth on the Company’s balance sheet) at the end of the two most recently completed calendar quarters. For services rendered under the Investment Advisory Agreement, the base management fee are payable quarterly in arrears. No management fee will be charged on committed but undrawn capital commitments.
For the three months ended September 30, 2021 and the period from February 19, 2021 (date of inception) through September 30, 2021, the Company incurred no base management fees. As of September 30, 2021, there were no base management fees to the Adviser.
Incentive Fee
The Company will also pay the Adviser an incentive fee consisting of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”), and (ii) the capital gains component of the incentive fee (the “Capital Gains Fee”). For more information regarding the Income-Based Fee and the Capital Gains Fee, see Note 4 - Related Party Agreements and Transactions.
For the three months ended September 30, 2021 and the period from February 19, 2021 (date of inception) through September 30, 2021, there was no Income-Based Fee or Capital Gains Fee incurred.
We have entered into an Administration Agreement with the Administrator pursuant to which the Administrator furnishes us with administrative services necessary to conduct our day-to-day operations. The Administrator will be reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs will be reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Administrator for any services for which it receives a separate fee.
If any of our contractual obligations discussed above is terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and Administration Agreement.
Credit Facilities
We intend to utilize leverage to finance our investments. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of the market, and other factors. We are permitted, under specified conditions, to borrow money and issue multiple classes of debt and one class of stock senior to our Common Stock if our asset coverage, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, is at least equal to 150% immediately after each such issuance. The application of the 150% asset coverage requirement permits us to double the maximum amount of leverage that we are permitted to incur as compared to BDCs who have not obtained the requisite approvals and made the required disclosures. In addition, while any senior securities remain outstanding, we must make provision to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. We currently plan to utilize one or all of the proposed financing arrangements:
Subscription Facility
We intend to enter into a revolving credit facility with one or more lenders (a “Subscription Facility”) shortly after the Initial Closing. While we cannot provide any assurances regarding the terms of any Subscription Facility we may enter into, we expect a Subscription Facility to provide for a two-year revolving period (which can potentially be extended). The lenders would be expected to require us to pledge our shareholders’ capital commitments in connection with the Subscription Facility.

Revolving Facility
We may enter into a revolving credit facility with various lenders (a “Revolving Facility”) to complement the Subscription Facility. Proceeds of the Revolving Facility may be used for general corporate purposes, including the funding of portfolio investments. While we cannot provide any assurances regarding the terms of any Revolving Facility we may enter into, we expect a Revolving Facility to provide for a three-year revolving period and have a maturity date of up to five years from the closing date of the Revolving Facility (which could be extended in connection with an extension of the revolving period). Subject to certain exceptions, a Revolving Facility would be expected to be secured by a first lien security interest in substantially the entire portfolio of investments held by us. A Revolving Facility is expected to include customary covenants, including certain financial covenants related to asset coverage, net worth and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. The maximum principal amount available under a Revolving Facility is expected to be based on certain advance rates multiplied by the value of our portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that we may incur in accordance with the terms of the Revolving Facility.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2021, we had not commenced operations and were not party to any off-balance sheet arrangements.
Critical Accounting Policies
This discussion of our expected operating plans is based upon our expected financial statements, which will be prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future financial statements.
Income taxes
For the period from February 19, 2021 (date of inception) through September 30, 2021, the Company is subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three months ended September 30, 2021, and for the period from February 19, 2021 (date of inception) through September 30, 2021. The Company expects to elect to be subject to tax as a RIC for its initial RIC taxable year ending December 31, 2021, and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.
Depending on the level of taxable income earned in a tax year, the Company can determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. The Company may then be required to incur a 4% excise tax on such income. To the extent that the Company determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. For the three months ended September 30, 2021, and the period from February 19, 2021 (date of inception) through September 30, 2021, the Company did not incur U.S. federal excise tax.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions as of and through September 30, 2021.
Distributions
Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although the Company can retain such capital gains for investment in its discretion.
The Company has adopted a dividend reinvestment plan (the “DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s Common Stock, rather than receiving the cash distribution. Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we expect to fund a portion of our investments with borrowings, our net investment income is expected to be affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
In addition, any investments we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved.
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options, swaps and forward contracts and credit hedging contracts, such as credit default swaps, in each case, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investments with fixed interest rates.

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither we nor the Adviser are currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us or the Adviser. From time to time, we or the Adviser may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. Our business is also subject to extensive regulation, which may result in regulatory proceedings against us. While the outcome of these legal or regulatory proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.
Item 1A. Risk Factors
As of September 30, 2021, there have been no material changes from the risk factors set forth in our Registration Statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

No.	Description
3.1	Certificate of Incorporation of the Registrant*
3.2	Bylaws*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lafayette Square Empire BDC, Inc.

Date: November 10, 2021	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: November 10, 2021	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer