Form 10-K
period 2021-12-31
Lafayette Square Empire BDC, Inc.
filed 2022-03-25
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None
Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:
Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 25, 2022, the Registrant had 700 shares of common stock, $0.001 par value per share, outstanding.

Lafayette Square Empire BDC, Inc.
Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Lafayette Square Empire BDC, Inc. ("we," "us," "our," or the “Company”), our prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “ anticipates,” “ expects,” “ intends,” “ plans,” “will,” “may,” “ continue,” “ believes,” “ seeks,” “ estimates,” “would,” “ could,” “ should,” “ targets,” “ projects,” “ outlook,” “ potential,” “ predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to break escrow for our offering and raise sufficient capital to execute our investment strategy;
•general economic and political trends and other external factors, including the current pandemic (“COVID-19”);
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
•our use of financial leverage;
•our business prospects and the prospects of our portfolio companies, including our and their ability to achieve our respective objectives as a result of COVID-19;
•the ability of the Adviser to source suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to qualify for and maintain our qualification as a regulated investment company (a “RIC”) and as a business development company (a “BDC”);
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

PART I
ITEM 1. BUSINESS
We are a newly formed, externally managed, non-diversified, closed-end investment company focused on lending to middle market businesses, with the goal of stimulating economic growth and creating and preserving jobs in the states of New York, New Jersey, Pennsylvania and/or Connecticut (the “Target Region”). Although we have not yet commenced investment operations, we expect to do so in the first half of 2022.
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
We generally expect to hold our investments until maturity or until such investments are refinanced by the portfolio company. From time to time, we may invest in loans with other lenders, or “club loans,” and may serve as agent in connection with any such loans. In our capacity as agent, we would expect to act as the servicer of the loan. We may also participate in loans in the broadly syndicated loan market. Our debt investments in our portfolio companies will typically have principal amounts of up to $50 million, bear interest at floating rates of interest tied to a widely available risk-free rate such as the U.S. Prime Rate or the Secured Overnight Financing Rate (“SOFR”), and generally not be guaranteed by the federal government or otherwise. The debt instruments in which we invest are typically not rated by any rating agency, but we believe that if they were, they would be rated below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services). Under the guidelines established by these rating agencies, such ratings are an indication of such debt instruments having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
We believe there is a pressing demand from middle market businesses for capital in the Target Region. This substantial demand should enable us to select favorable risk-adjusted return opportunities while also creating and preserving jobs and stimulating the economy. We believe the COVID-19 pandemic and related economic downturn only increased this demand. We intend to create a portfolio of investments across a range of industries and communities to mitigate risk and achieve our investment objectives. See “Item 1. Business — Regulation as a Business Development Company” for discussion of BDC regulation and other regulatory considerations.
We will primarily focus our origination efforts on “non-sponsored” businesses, which we define as companies substantially owned by people rather than funds or financial institutions where we can establish a direct lending relationship without the involvement or backing of a buyout fund sponsor. We believe this focus will enable us to source investments through a less competitive lending process, allowing us to achieve favorable economic and structural terms for our investments. We intend to complement this investment strategy with robust risk management practices and rigorous ongoing portfolio monitoring. For a discussion of the risks inherent in our portfolio investments, please see the discussion under “Item 1A. Risk Factors.”
In addition to our goal to generate favorable risk-adjusted returns, we aim to promote public welfare and community development in underserved communities by deploying at least 51% of our invested capital to (i) borrowers located in and/or with a majority of operations in low- and moderate income1 (“LMI”) areas, Empowerment Zones, as defined in the Empowerment Zones and Enterprise Communities Act of 1993, as amended (“Empowerment Zones”), Opportunity Zones, as defined in the U.S. Tax Cut and Jobs Act of 2017 (“Opportunity Zones”), and/or areas targeted by a government entity
1 LMI is defined under applicable CRA regulation as an individual income that is less than 80 percent of the area median income (“AMI”) or a median family income that is less than 80 percent in a census tract. AMI is defined as the median family income for the metropolitan statistical area or metropolitan division, if applicable, or if the person or census tract is located outside of a metropolitan statistical area, the statewide nonmetropolitan median family income. Census tracts are defined by the U.S. Government and may include LMI, Opportunity Zones and/or Empowerment Zones.

for redevelopment or to revitalize or stabilize designated disaster areas (such areas, together with Opportunity Zones, Empowerment Zones and LMI areas, “Underserved Areas”) or (ii) borrowers that provide substantial employment to LMI individuals, meaning more than 50% of the portfolio company’s workforce, measured by W2 forms or 1099 forms filed by workers with the Internal Revenue Service (“Substantial Employment”). We refer to these types of investments as “LMI Targeted Investments.”
In addition to this targeted investing, we aim to strengthen the work experience and well-being of employees at all of our portfolio companies (including non-LMI Targeted Investments) by incentivizing and coordinating the delivery of supportive and impactful services to such employees. We believe these curated services, which will primarily focus on the alleviation of financial insecurity and economic mobility issues, have the potential to (i) positively affect employee well-being and (ii) enhance the risk-adjusted financial returns of the portfolio companies (including by increasing employee retention, morale and productivity). We view this program as consistent with the mandate that BDCs offer “significant managerial assistance” to their portfolio companies upon request. Along with services focused on financial issues, these services may address other objectives, such as health and wellness, education, and benefits and resource navigation. We intend to coordinate with the human resources and personnel departments of our portfolio companies to identify appropriate services that would enhance employee well-being. We can offer no assurance, however, that these services will have their intended impact or that they will be widely utilized by the employees of our portfolio companies. We generally expect to offer a small step down in the lending rate to our portfolio companies in order to incentivize such companies to utilize these services. At the same time, we intend to negotiate discounts on our own financing arrangements based upon the amount of capital we deploy that meets certain defined impact criteria, although we can offer no assurance that we will be able to secure such financing arrangements. While we expect that a portion of the cost of providing such services will be borne by the Company and, ultimately, by the Company's shareholders we believe that this investment in employee services will improve the operating capabilities of our portfolio companies and, over time, improve our investment returns.
The Adviser is obligated to allocate investment opportunities among the Company and any of its other clients, including the other Lafayette Square BDCs, fairly and equitably over time in accordance with the Adviser’s allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. See "Item 13. Certain Relationships and Related Transactions, and Director Independence" below. We have applied for an exemptive order from the SEC that would permit us to co-invest with certain of our affiliates, subject to the conditions of any such exemptive order. However, such exemptive order may not ultimately be granted. We believe that such co-investment would afford us additional investment opportunities in a wide range of companies.
The Company was formed as a Delaware limited liability company on February 19, 2021 (date of inception). The Company has elected to be regulated as a BDC under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, the Company will be taxed as a corporation for the period from inception to December 31, 2021, however, we intend to be treated, and continue to qualify annually as a RIC under Subchapter M of the internal Revenue Code of 1986, as amended (the "Code), beginning with the tax year ending December 31, 2022. Prior to the effective date of our Registration Statement (the "Effective Date") and to our election to be regulated as a BDC, we completed a conversion under which Lafayette Square Empire BDC, Inc. succeeded to the business of Lafayette Square Empire BDC, LLC, and the member of Lafayette Square Empire BDC, LLC became the stockholder of Lafayette Square Empire BDC, Inc. (the “BDC Conversion”). As a BDC and a RIC, we must comply with certain regulatory requirements. See “Item 1. Business — Regulation as a Business Development Company” and “Item1. Business — Certain U.S. Federal Income Tax Considerations.”
About Lafayette Square
Founded by Damien Dwin in 2020, Lafayette Square is an impact investment platform working locally to create an inclusive American economy. Lafayette Square’s mission is to be the leading provider of impact-driven capital focusing on achieving broad goals with respect to job creation and preservation over a 10-year time horizon and measuring progress on these goals through alignment with global impact investing frameworks and the utilization of market-standard impact measurement tools. Lafayette Square believes deploying capital and curating services will create economic opportunity for all. As it makes investments, Lafayette Square intends to work with a mission-aligned network of service providers to provide impactful services that improve the well-being of underserved people and communities.
Prior to founding Lafayette Square, Mr. Dwin served as Co-CEO and Co-Founder of Brightwood Capital Advisors, LLC from its founding in March 2010 through October 2020. Prior to forming Brightwood, Mr. Dwin worked for Credit Suisse Group AG, where he was the Co-Founder and Head of North American Special Opportunities, and Goldman Sachs Group,

Inc, where he held several positions in Fixed Income, Currencies, and Commodities. Mr. Dwin has managed a portfolio of middle market investments in connection with his work at Brightwood Capital as well as multiple Small Business Investment Companies, which are recognized as specifically CRA-eligible investments.
Our Investment Adviser
We currently do not have any employees. Our investment activities are managed by our investment adviser, LS BDC Adviser, LLC. The Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments, and monitoring our investments on an ongoing basis. The Adviser was organized on February 19, 2021 and is a registered investment adviser under the Advisers Act. Under the Investment Advisory Agreement, we will pay the Adviser a base management fee and an incentive fee for its services. See “Item 1. Business — Investment Advisory Agreement” for a discussion of the base management fee and incentive fee payable by us to the Adviser and the risk factor entitled “Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.”
The Adviser is an affiliate of Lafayette Square and has entered into a staffing agreement (the "Staffing Agreement") with LS Administration, LLC (the "Administrator"). Under the Staffing Agreement, the Administrator makes experienced investment professionals available to the Adviser and provides access to the senior investment personnel of Lafayette Square and its affiliates as well as the services of a full complement of investment professionals of Lafayette Square. The Administrator also commits the members of the Adviser’s Investment Committee to serve in that capacity. The Adviser seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management, and monitoring experience of Lafayette Square’s professionals.
The investment decisions of the Company will be managed by the Adviser's Investment Committee, which is comprised of Damien Dwin, Phil Daniele, Ryan Ochs, Lori Scott, Don Baylor, Jr., Ommeed Sathe, Doug Ebanks, Maria Zubov and Antony Bugg-Levine. For biographical information about the members of the Investment Committee, see "Item 10. Directors, Executive Officers and Corporate Governance - Biographical Information."
Our Administrator
We have entered into an administration agreement between the Company and the Administrator (the “Administration Agreement”). The Administrator is a wholly owned subsidiary of Lafayette Square, and provides the administrative services necessary for us to operate.
We do not currently have any employees. The Adviser manages our day-to-day investment operations, and our Administrator provides the administrative services necessary to conduct our business. We will pay no compensation directly to any interested director or executive officer of the Company. We will reimburse the Administrator for our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement between us and the Administrator, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Additionally, the Administrator performs certain required administrative services, which include coordinating or providing assistance in accounting, legal, compliance, operations, investor relations and technology, as well as maintaining the financial records that the Company is required to maintain and preparing reports for the Company’s shareholders and reports filed with the SEC. Our Administrator will be reimbursed at cost for certain expenses that it or the Adviser incur on our behalf. Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See “Item 1. Business– Administration Agreements” below for a discussion of the expenses (subject to the review and approval of our independent directors) for which we expect to reimburse to the Administrator.
Investment Strategy
We seek to generate favorable risk-adjusted returns, including current income and capital appreciation, principally from directly originated investments in middle market companies that are primarily domiciled, headquartered and/or have a significant operating presence in the Target Region. We may also make limited opportunistic investments in middle market businesses outside the Target Region. We intend to create a broad portfolio of investments across industries to mitigate risk and achieve our investment objectives.
Established Businesses with Stable Cash Flow Profiles

We intend to directly originate investment opportunities in established businesses which have stable cash flows. These businesses may operate in a variety of industries including, but not limited to, manufacturing, wholesale, franchising, transportation, business and information services, technology and telecommunications, finance, construction and related services, and healthcare. We primarily target borrowers with established operating histories that generate annual revenues of between $10 million and $1 billion and annual EBITDA of between $10 million and $100 million. We intend to invest in financially sound and well-positioned companies that we believe can service and repay our investment. We expect that such businesses generally maintain market share under a variety of market conditions. These businesses are often large employers of low- and moderate-income individuals, and we believe such businesses are often underserved by banks. We do not intend to invest in start-ups or companies with speculative business plans. We will primarily focus our origination efforts on non-sponsored borrowers, utilizing our strong relationships with financial intermediaries and the networks of our senior investment professionals to source private investment opportunities, although we expect to also lend to certain private equity sponsor-backed borrowers.
Direct Origination Model
We primarily intend to directly originate investment opportunities to non-sponsored businesses. We believe that this class of borrower is underserved by other financial institutions, which often means that such lending opportunities are less competitive than sponsored investments, allowing us to achieve better risk-adjusted returns and obtain comprehensive downside protection. Many of these transaction terms are beneficial to both parties – including, with respect to loans and other debt securities, operating and financial covenants and “no call” provisions – which help to identify deterioration in the portfolio company’s credit quality at an early stage and enable us to take actions to minimize downside risks. We seek to ensure an alignment of interests between the equity holders and our interests as a lender by partnering with portfolio company owners that have meaningful management equity investments and appropriately sized incentive plans.
The Adviser’s investment professionals have strong relationships with financial intermediaries and companies across a range of industries due to our market focus and the collective reputation of our team. Cumulatively, the investment team has deal sourcing relationships with hundreds of business professionals, including investment bankers, commercial bankers, buy-out funds, institutional investors, impact-driven funds, asset-based lenders, attorneys, accountants, and others. As a result, we believe we will generate substantial deal flow from proprietary sources and selectively marketed transactions, including many available through less competitive processes, leading to favorable pricing dynamics and repeat borrowers. We do not typically participate in auctions or widely marketed transactions.
Regional Focus to Promote Economic Growth and Create and Sustain Jobs
We primarily provide capital to borrowers that are primarily domiciled, headquartered and/or have a significant operating presence in the Target Region. These states have been significantly affected by the COVID-19-related economic downturn. As of November 2021, unemployment rates in these states were as follows: New York (6.6%), New Jersey (6.6%), Pennsylvania (5.7%) and Connecticut (6.0%). There were ~1.3 million fewer jobs in November 2021 than there were in December 2019 in the Target Region. We believe there is a pressing demand from middle market businesses for capital, particularly in Underserved Areas, enabling us to select the highest risk-adjusted return opportunities while also creating jobs and stimulating the economy.
Downside Protection Through Holistic Risk Management
We employ a disciplined approach to risk management, ensuring that we apply best practices consistently. We will construct our portfolio carefully to mitigate credit-specific risk. We will invest the portfolio broadly across industries and sub-industries and communities across the Target Region. Our risk management practices are grounded in an established investment process comprising systematic underwriting, rigorous due diligence (including select third-party reviews and reports), and Investment Committee approval, all accompanied by a proprietary, dynamic post-investment monitoring system for updating issuer data.
Structuring to Improve Exit Timing and Optionality
The investment team has experience structuring investments with various characteristics to preserve and enhance opportunities for successful investment exits. The lack of an active secondary market for most of our portfolio investments will make robust due diligence and planning of exit strategies paramount. With limited ability to liquidate holdings through market sales, we expect to take a longer-term, “originate-to-hold” investment approach while building realization features into our deal documents. “Realization features” are loan terms providing for mandatory repayments of principal. These may include required amortization payments, mandatory cash flow “sweeps,” mandatory repayments upon the occurrence of specified events (such as a receipt of insurance or asset sale proceeds outside the ordinary course of business), and stated loan maturities. Other securities, such as structured equity investments or warrants, are often accompanied by put rights, which mimic a stated maturity provision in a loan agreement.
Competitive Advantages
Lafayette Square believes that its regional focus, and disciplined approach to underwriting, portfolio construction, and risk management will enable it to achieve favorable risk-adjusted returns while reducing the risk of loss of shareholder capital, all while serving the public welfare and positively impacting communities across the Target Region.
Experienced Team of Investment Professionals.
The members of the Investment Committee are seasoned investment professionals and have extensive experience with financing and managing small and medium-sized businesses through various credit cycles. With a collective average of almost 20 years of experience, the members of the Investment Committee have significant investing, finance, and risk management experience and provide valuable diligence insights to the investment team. We believe the combined experience of the Investment Committee will provide a wealth of strategic, financial, and operational knowledge regarding investments in middle market companies as well as the tools necessary to manage risks and achieve attractive risk-adjusted returns.
Comprehensive Investment Process and Risk Management.
Our investment strategy is focused on long-term credit performance and downside protection. This approach involves a comprehensive, multi-stage due diligence process, followed by ongoing investment monitoring for each asset in the portfolio. We do not intend to underwrite springing or covenant-lite transactions. We have designed our ongoing monitoring to detect credit deterioration at an early stage in order to minimize defaults and potential losses. Although Lafayette Square invests in illiquid securities for which there are limited secondary market selling opportunities, we value each investment on a mark-to-market basis in accordance with our internal policies and procedures and United States generally accepted accounting principles (“GAAP”). These policies and procedures include obtaining third-party valuations to provide an objective perspective and transparency into the performance of our portfolio companies.
Focus on Serving the Public Welfare.
We seek to use our capital to make an impact in communities that are underserved within the Target Region through an investment strategy that aims to deploy capital in Underserved Areas and to borrowers that employ LMI individuals. Because of this strategy, an insured depository institution investor may be eligible to receive CRA credit for its investment in the Company from its applicable banking regulator under the federal banking regulations for public welfare investments. However, we can offer no assurance that an investor in the Company which is subject to CRA requirements will receive any CRA credits for its investment in the Company.
In order to meet our commitment to promote the public welfare, we are targeting deployment of at least 51% of the Company's invested capital to LMI Targeted Investments. As part of this deployment strategy, we plan to require our borrowers to deliver supporting data, both during the underwriting process and on an ongoing basis throughout the term of the loan, that will enable us to validate that our originated loans meet our standard for an LMI Targeted Investment. Such data may include the borrower’s employment of LMI workers, business locations, and/or operations in Underserved Areas. We also intend to collect additional data to measure impacts on our portfolio companies' workforces (such as information on wages and benefits) in order to assess other positive impacts on worker and residential populations. This information is also designed to be helpful in substantiating a position taken by an insured depository institution investor that its investment in the Company should be eligible to receive CRA credit from the applicable banking regulator under the federal banking regulators’ so-called “investment test.”
Additionally, we aim to strengthen the work experience and well-being of employees at all of our portfolio companies (including non-LMI Targeted Investments) by incentivizing and coordinating the delivery of supportive and impactful services to such employees. We believe these curated services, which are intended to focus primarily on the alleviation of financial insecurity and economic mobility issues, have the potential to (i) positively affect employee well-being and (ii) enhance the risk-adjusted financial returns of our portfolio companies (including by increasing employee retention, morale and productivity). We intend to coordinate with the human resources and personnel departments of our portfolio companies to identify appropriate services that may enhance employee well-being if implemented, and intend to direct these services primarily towards the low- to moderate- income workers of such companies. We can offer no assurance, however, that these services will have their intended impact or that they will be widely utilized by the employees of our portfolio companies.
Enhanced Potential Returns Through the Use of Leverage.
We intend to utilize leverage to enhance our overall return potential to shareholders. We believe that our strategy of levering traditional first lien senior secured loans represents an optimal approach to minimize portfolio volatility and capture attractive risk-adjusted returns given the structural protections and relatively low-risk profile of the underlying assets. Through Lafayette Square, we have established relationships with leading leverage facility providers. Additionally, Lafayette Square has extensive knowledge and experience in negotiating the terms of leverage facilities as well as the day-to-day operations involved with managing leverage facilities.
Potential CRA Credit for Insured Depository Institutions
The Company intends to market its shares to federally insured banks and other depository institutions who may be eligible to receive CRA credit for their indirect investment (i.e., through the Company) in LMI Targeted Investments. We believe that each of the LMI Targeted Investments are the type of qualifying activities for which an insured depository institution should be eligible to receive credit under the CRA if such investment were made by the depository institution directly. Moreover, because we are committing that at least 51% of our investments will be LMI Targeted Investments, we also believe that an insured depository institution should be eligible to receive CRA credit for their investment in the Company under the applicable banking regulator’s so-called “investment test,” but we cannot offer any assurance that an insured depository institution’s banking regulator would agree with this position. Since we cannot offer assurance that an investor in the Company which is subject to CRA requirements will receive CRA credit for its investment in the Company, insured depository institution investors interested in applying for CRA credit must make their own assessment as to the likelihood that their banking regulator will grant CRA credit. Whether investments in the Company will qualify in whole or in part for CRA credit will depend on the composition of the Company’s investment portfolio over time and other factors, including changing regulatory criteria for granting CRA credit for particular categories of investments. Investment in the Company is not currently deemed a CRA eligible investment by any of the U.S. federal bank supervisory agencies, the Federal Reserve Board ("FRB"), the Office of the Comptroller of Currency ("OCC"), and the Federal Deposit Insurance Corporation ("FDIC"), and the OCC declined to prospectively confirm that an investment in the Company would qualify as a CRA activity when the Company sought clarity on the question from the OCC.
In order to substantiate its position that the Company has deployed at least 51% of its invested capital to LMI Targeted Investments, the Company plans to require its prospective and actual portfolio companies to deliver supporting data throughout the term of the loan. Such data may include the borrower’s employment of LMI workers, business locations, and/or operations in Underserved Areas. This information is designed to be helpful in substantiating a position by an insured depository institution investor that its investment in the Company should be eligible for CRA credit from the applicable banking regulator under its so-called “investment test”.
The CRA requires the three U.S. federal bank supervisory agencies to encourage certain FDIC-insured financial institutions to help meet the credit needs of their local communities, including LMI neighborhoods, consistent with the safe and sound operation of such institutions. Each agency operates under substantially similar rules and regulatory guidance for evaluating and rating an institution’s CRA performance. These rules vary according to an institution’s asset size and business strategy. The OCC recently promulgated revised CRA regulations for national banks that were intended to take effect in 2023. However, in May 2021, the OCC announced that it was reconsidering this regulation and would not object if national banks stopped developing systems to comply with the new regulation. In July 2021, the OCC announced that it would propose to rescind entirely the recently promulgated regulation and work with the other federal bank regulators to promulgate a new joint rulemaking. It has recently been reported that the three federal banking regulators are working to finalize CRA regulations. These new regulations and the changing state of CRA regulations generally have introduced further uncertainty regarding whether the U.S. federal bank supervisory agencies would consider the LMI Targeted Investments as CRA eligible. For more information, see “Item 1.A Risk Factors.”
Market Opportunity

We believe that the size of the middle market and the structural features of senior secured debt investments, combined with current economic and market dynamics, create a favorable investment environment for us. We are committed to addressing the capital scarcity we believe confronts middle market businesses, entrepreneurs, and Underserved Areas by primarily focusing our origination efforts on outreach to founders and management teams rather than partnering with private equity firms to finance sponsor-led buy-outs.
Lending Opportunity in the Middle Market
We see a significant opportunity to finance middle market businesses with annual revenues of between $10 million and $1 billion and annual EBITDA of between $10 million and $100 million. The U.S. middle market contains nearly 200,000 businesses, representing approximately one-third of private-sector GDP and employing approximately 48 million people. During the financial crisis (2007-2010), these businesses outperformed other types of companies and added 2.2 million jobs across major industry sectors and geographies. Middle market businesses are private and public and are generally owned by families, entrepreneurs, and private equity firms. There are approximately 41,857 firms with more than 100 employees in the Target Region, employing approximately 6.8 million people.
Disparate Financing Needs of Non-Sponsored Companies
The needs of middle market borrowers located in the Target Region vary considerably based on company and industry-specific circumstances. We believe that the number of financing sources with a mandate to deliver tailored financial solutions addressing the needs in this market, particularly to non-sponsored borrowers, is limited. We believe that the combination of the broad investment mandate offered by the Lafayette Square platform together with the extensive experience of our investment team positions us as a favorable lending partner to middle market borrowers in the Target Region.
Current Regulatory Climate
Regulatory and structural changes in the market over the last decade have reduced the amount of capital available to middle market companies. Specifically, the Basel III Accord, the adoption of the Dodd-Frank Wall Street Reform and the Consumer Protection Act (the “Dodd-Frank Act”), and regulations implemented by the U.S. Federal Reserve, the OCC, and the Federal Deposit Insurance Corporation, have significantly increased capital and liquidity requirements for banks, decreasing their capacity and appetite to hold non-investment grade loans on their balance sheets. Additionally, the U.S. government has struggled to provide financing efficiently and sufficiently to small and medium-sized businesses throughout the COVID-19-related economic shutdown. We believe that the Lafayette Square platform and the Company, in particular, offer a solution to this limited amount of capital available to middle-market businesses in the Target Region. However, the Company may not be able to successfully capitalize on this current regulatory climate, and future regulatory or structural changes may adversely affect what we perceive as a current advantageous regulatory climate.
Investment Criteria
We utilize the following criteria and guidelines in evaluating investment opportunities. However, not all of these criteria and guidelines will be met by each investment.
•Established companies with positive cash flow. We seek to invest in companies with a product or service that has established customer demand and a demonstrated history of generating positive cash flows, providing them with a strong ability to service their debt obligations. We typically focus on companies with a history of profitability, top and bottom-line growth, annual revenues of between $10 million and $1 billion and annual EBITDA of between $10 million and $100 million.
•Non-sponsored ownership. We seek to invest primarily in non-sponsored companies where non-institutional ownership is substantial and continuing. Generally, these are companies substantially owned by people rather than funds or financial institutions where we can establish a direct lending relationship without the involvement or backing of a buyout fund sponsor. We believe that this type of borrower is generally underserved by other financial institutions, which often means our lending opportunities to this market should be less competitive than loans to sponsor-backed companies, allowing us to drive better risk-adjusted returns and attain more comprehensive downside protection.

•Domiciled, Headquartered and/or with a significant operating presence in the Target Region. We are a geographically targeted vehicle, designed to promote economic growth and create jobs within the Target Region. As such, we seek to invest principally in companies that are primarily domiciled, headquartered and/or have a significant operating presence in the Target Region.
•Experienced Management Teams. We believe that an important driver of long-term performance for the portfolio companies in which we invest is a tenured management team with significant operating experience and relevant industry experience. We believe management teams with these attributes are more likely to manage their companies in a manner that protects our debt investment and reacts well to changing market conditions.
•Strong Competitive Position. We seek to invest in companies with robust and defensible positions within their respective markets that are well-positioned to capitalize on growth opportunities and compete in industries with strong and persistent barriers to entry. We also seek to invest in companies that exhibit sustainable competitive advantages that protect their market position and profitability.
•Varied Customer and Supplier Bases. We prefer to invest in companies that have broad and varied customer and supplier bases. These companies are generally subject to lower concentration risk and we believe they can endure economic downturns, industry consolidation, and shifting customer preferences.
•Significant Equity Ownership by Borrower. We believe the existence of substantial underlying equity investment by business owners provides important support to investments and aligns our interests with the business owners’ interests. We seek to identify companies that we believe are adequately capitalized beyond the level of our investment.
•CRA-relevant Criteria. We are targeting to deploy at least 51% of invested capital to (i) borrowers located in and/or with a majority of operations in Underserved Areas, (ii) borrowers that provide Substantial Employment to LMI individuals, or (iii) other community development and public welfare investments identified as qualifying for CRA credit under the Office of Comptroller of Currency (the "OCC") and/or Federal Reserve guidance. We believe that deploying capital to these underserved communities is in service of the public welfare.
Investment Process
The Adviser is responsible for the origination, underwriting, structuring, and monitoring of our investments. The Adviser intends to organize the investment process into nine stages:
(i) Origination;
(ii) Initial Screening;
(iii) Broad Screening;
(iv) Comprehensive Due Diligence & Structuring;
(v) Investment Committee Approval;
(vi) Closing;
(vii) Portfolio Monitoring;
(viii) Risk Management; and
(ix) Valuation
The investment team and Investment Committee are responsible for stages i-vi, and the portfolio management team is responsible for stages vii-ix, in each case as further described below.
Origination
The Adviser's senior investment professionals have networks and long-term relationships with management teams, industry experts, and financial intermediaries within the Target Region. We source investment opportunities from various sources, including management teams, family offices, investment bankers, financial intermediaries, accounting firms, law firms, and private equity sponsors.
Initial Screening
The Adviser screens potential investment opportunities on a consistent and thorough basis. Upon receiving a new opportunity, the Adviser staffs the opportunity with a deal team typically consisting of a senior and junior underwriter which produces a preview memorandum outlining the opportunity, company details, summary financials, investment highlights, and a discussion of the key risks and mitigants for review by the investment team. At this stage, key initial diligence items, if any, are flagged for follow up.
Broad Screening and Preliminary Due Diligence
If the opportunity passes Initial Screening on its merits, the preview memorandum, incorporating any feedback from the Initial Screening phase—including answers to preliminary due diligence questions—is presented again to the broader investment team as well as to our Adviser’s Chief Risk Officer (the “CRO”) and representatives from the portfolio management and legal & compliance teams. Should the CRO and the wider investment team collectively determine that an opportunity be pursued, the deal team will negotiate a preliminary term sheet with the borrower and seek to obtain exclusivity. Next, the deal will proceed to an intensive due diligence process, tailored to the transaction’s specific risks.
Comprehensive Due Diligence & Structuring
The deal team, led by a senior underwriter, conducts due diligence of the opportunity and produces a full investment analysis. This will typically include:
•discussion of the sources and uses and the transaction rationale;
•a qualitative and quantitative assessment of the company;
•an analysis on the defensibility of its business model;
•a review and assessment of whether the company’s performance and operating metrics qualify it as an LMI Targeted Investment;
•analysis of competitive and industry dynamics;
•a comprehensive financial review of management and third-party financial information including, in most cases, a quality of earnings report;
•a meeting(s) with management and owners;
•sensitivity testing of company projections for key input factors;
•a valuation analysis with transaction comparables, publicly traded comparables, and discounted cash flow analysis;
•calls with key customers and independent expert advisors;
•review of loan documentation, accompanied by outside counsel and;
•legal and compliance diligence, including reference and background checks.
We seek to maximize risk-adjusted return, aiming to structure investments to include features such as:
•cash coupon and closing fees from providing current income and current return of capital;
•contractual amortization;
•comprehensive collateral packages, typically including a first lien on all assets and the company’s stock;
•other situational rights and remedies; and
•conditions precedent for closing the transaction.

Investment Committee Approval
After Comprehensive Due Diligence and Structuring is complete, the deal team presents an investment memorandum to the Investment Committee. The Investment Committee assesses the merits of the proposed transaction based on the materials presented and applies their significant investment experience to determine whether to proceed with a potential investment.
Closing
Once approved, the deal team works towards closing and funding the investment. If there are any material changes to the investment that occur following Investment Committee approval, the deal team must notify the Investment Committee and seek its consent to proceed. Key data are captured and logged as part of each closing process and, once closed, the deal team produces a closing memorandum.
Portfolio Monitoring and Risk Management
Ongoing monitoring and risk management of each asset is conducted by our Adviser's portfolio management team under the supervision of the Chief Risk Officer. The portfolio management team is distinct and separate from the Adviser's investment team, and has primary responsibilities to:
formally monitor portfolio companies post-investment on an ongoing basis;
•perform quarterly valuations of all assets in partnership with third-party valuation agent(s);
•maintain and update internal and external asset ratings;
•oversee BDC-level monitoring;
•lead amendment, “work out,” or restructurings processes.
The portfolio management team monitors the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action with respect to our investment in each portfolio company. The portfolio management team has several methods of evaluating and monitoring the performance and fair value of our investments, which may include, but are not limited to the following:
periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and variants from approved budgets and internal projections;
•assessment of performance relative to business plan and key operating metrics and compliance with financial covenants;
•assessment of performance relative to industry benchmarks or portfolio comparables, if any;
•attendance at and participation in board meetings and lender calls; and
•review of monthly, quarterly and annual financial statements and financial projections of portfolio companies.

Mandatory reports from portfolio companies typically include: (1) a quarterly financial reporting package, including financial statements and compliance certificates, and (2) annual audited financial statements presented in accordance with generally accepted accounting principles. The Adviser uses this data, alongside an ongoing review and analysis to identify risk factors.
In addition to various risk management and monitoring tools, the portfolio management team utilizes an internal risk rating scale of 1-6 to characterize the risk of each investment. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The following is a description of the conditions associated with each investment rating (each, an “Internal Risk Rating”).

1 - Performing - High The borrower is operating ahead of the Adviser’s Base Case and at/ near Management Case. Near-term refinancing opportunity or take-out above par is likely.
2 - Performing - Stable The borrower is operating at/near the Adviser’s Base Case and at/near par. This is the initial rating assigned to all new borrowers.
3 - Performing - Low The borrower is operating below the Adviser’s Base Case due to temporary adverse trends in business or industry outlook.
4 - Watch List - Medium The borrower has a high risk of covenant default, but the Adviser believes that the borrower has adequate liquidity with low to moderate risk of a payment default.
5 - Watch List - High The borrower’s liquidity is strained, a covenant breach has likely occurred, and there is a high risk of a payment default. Negotiations to restructure debt may have begun. No principal loss is currently anticipated.
6 - Watch List - Loss At the current level of operations and financial condition, the borrower cannot service and ultimately repay/refinance all outstanding debt on current terms. Loss of principal is possible or probable.
The Internal Risk Ratings do not constitute ratings of investments by a nationally recognized statistical rating organization.
The Adviser monitors and, when appropriate, changes the Internal Risk Rating assigned to each investment in our portfolio. In connection with our valuation process, the Adviser reviews these Internal Risk Ratings on at least a quarterly basis.
Upon entering the portfolio, each asset will have a credit estimate and/or credit score assigned by an external third-party rating agency - Moody’s, S&P, Fitch, or DBRS. This process is overseen and maintained by the portfolio management team. We make no guarantee as to the rating accuracy or performance of investments contained in our portfolio.
Private Offering
Our initial private offering of shares of Common Stock was conducted in reliance on Regulation D under the Securities Act (“Regulation D”). Any investors in our initial private offering were required to be “accredited investors” as defined in Regulation D of the Securities Act. The criteria required of Regulation D under the Securities Act may not apply to investors in subsequent offerings.
We entered into subscription agreements with investors in this private offering. Each investor made a capital commitment to purchase shares of Common Stock pursuant to a subscription agreement (a “Subscription Agreement”). Investors are required to make capital contributions to purchase shares of Common Stock each time we deliver a drawdown notice, which notice is delivered at least eight business days prior to the required funding date, in an aggregate amount not to exceed their respective Capital Commitments. All purchases will generally be made pro rata in accordance with the investors’ Capital Commitments, at a per-share price as determined by the Company’s board of directors (the “Board”), including any committee thereof, which price will be determined prior to the issuance of such shares of Common Stock and in accordance with the limitations under Section 23 of the 1940 Act. The Board may set the per-share price above the net asset value per Share based on a variety of factors, including the total amount of our organizational and other expenses. Prior to a Liquidity Event (defined below in the section entitled “Term”), no investor who participated in the private offering will be permitted to sell, assign, transfer or otherwise dispose of its shares of Common Stock or Capital Commitment unless we provide our prior written consent and the transfer is otherwise made in accordance with applicable law.
Closings
On December 22, 2021, we completed our initial closing of capital commitments for shares of our common stock issued in the Private Offering (the "Initial Closing"), and we have held additional closings subsequent to the Initial Closing. As of March 25, 2022, we have received signed Subscription Agreements totaling approximately $123.6 million - however, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $34.2 million to date. We expect to continue to hold additional closings subsequent to the Initial Closing.

Catch-up Purchases
We have permitted, subject to our sole discretion, additional closings from time to time thereafter, and we reserve the right to conduct additional offerings of securities in the future in addition to the initial private offering. In the event that we enter into a Subscription Agreement with one or more investors after the initial drawdown from its non-affiliated investors (the "Initial Drawdown"), each such investor will be required to make purchases of shares of Common Stock (each, a “Catch-up Purchase”) on one or more dates to be determined by us. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its Capital Commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by our Board (including any committee thereof), which price will be determined prior to the issuance of such shares of Common Stock and in accordance with the limitations under Section 23 of the 1940 Act. In order to more fairly allocate organizational expenses among all of our stockholders, investors subscribing after the Initial Drawdown will be required to pay a price per share above net asset value reflecting a variety of factors, including the total amount of our organizational and other expenses.
Default
In addition to all legal remedies available to us, failure by an investor to purchase additional shares of Common Stock when requested will (following a cure period of ten business days) result in that investor being subject to certain default provisions set forth in the Subscription Agreement. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in shares of our Common Stock.
Under certain subscription line credit facilities into which we may enter, we may pledge our right to make capital calls of stockholders as collateral to a lender, which will be able to call for capital contributions upon the occurrence of an event of default under such credit facility. To the extent such an event of default does occur, stockholders could be required to fund any shortfall up to the amount of their remaining Capital Commitments, without regard to the underlying value of their investment.
Term
The Company’s term is perpetual. Subject to market conditions and Board approval, we will target a Liquidity Event within seven years following the completion of our initial offering stage.
If we have not consummated a Liquidity Event, as defined below, by the tenth anniversary following the completion of our offering stage, as such period may be extended by up to one additional year pursuant to the Adviser’s recommendation and the approval of the Board, the Board (subject to market conditions and any necessary approvals of our stockholders and applicable requirements of the 1940 Act) will use commercially reasonable efforts to wind down, sell and/or liquidate and dissolve the Company in an orderly manner (the “Wind-Down Period”).
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
At any time during the Wind-Down Period, the Board may seek stockholder approval to enter into a transaction (an “Accelerated Liquidity Event”) in which we would sell all or substantially all of our assets to, or another liquidity event with, an entity for consideration of cash and/or publicly listed securities of the acquirer. Potential acquirers could include other BDCs and entities that are not BDCs that are advised by the Adviser or its affiliates. For the avoidance of doubt, an Accelerated Liquidity Event does not include an initial public offering or listing on a national securities exchange of the Common Stock.
Prior to the occurrence of a Liquidity Event, our Common Stock may not be sold without the written consent of the Company.
Investment Advisory Agreement

Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board approved the Investment Advisory Agreement in April 2021. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee. In addition, we will reimburse the Adviser for certain expenses it incurs on our behalf beginning in the period of our Initial Drawdown.
For more information regarding potential conflicts of interest between us and our Adviser, see the risk factors entitled “There are significant potential conflicts of interest that could affect our investment returns”, as well as “Item 7. Certain Relationships and Related Transactions, and Director Independence.”
Base Management Fee
The base management fee is payable quarterly in arrears beginning in the period of its Initial Drawdown at an annual rate of (i) prior to a Liquidity Event, 0.75%, and (ii) following a Liquidity Event, 1.00%, in each case of the average value of our gross assets (gross assets equal the total assets of the Company as set forth on the Company’s balance sheet) at the end of the two most recently completed calendar quarters. For services rendered under the Investment Advisory Agreement, the base management fee will be payable quarterly in arrears. No management fee will be charged on committed but undrawn capital commitments. Base management fees for any partial month or quarter will be appropriately pro-rated.
The Adviser and its affiliates, at their own expense and out of their own assets, may make payments to, or enter into arrangements with, financial intermediaries or other persons in consideration of services, arrangements, significant investments in shares of our Common Stock or other activities that the Adviser and its affiliates believe may benefit our business, facilitate investment in our Common Stock or otherwise benefit our stockholders. Payments of the type described above are sometimes referred to as profit-sharing payments.
Incentive Fee
We will also pay the Adviser an incentive fee consisting of two parts: (1) an incentive fee, determined and paid quarterly, based on pre-incentive fee net investment income of the Company (the “Income-Based Fee”) and (2) an incentive fee, determined and paid in arrears, based on net capital gains as of the end of each calendar year or upon the termination of the Investment Advisory Agreement (the “Capital Gains Fee”), which are described in more detail below.
(1) Incentive Fee on Pre-Incentive Fee Net Investment Income
The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the management fee, expenses payable under the Administration Agreement ), and any interest expense or fees on any credit facilities or outstanding debt and distributions paid on any issued and outstanding preferred shares, but excluding the incentive fee).
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind (“PIK”) interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. See the risk factor entitled “There are significant potential conflicts of interest that could affect our investment returns – Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.”
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
 Prior to a Liquidity Event, we pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

 •no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25%;
 •100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.47% (5.88% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.47%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 15% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.47% in any calendar quarter; and
•15% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.47% (5.88% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

Pre-Incentive Fee Net Investment Income Returns Prior to a Liquidity Event
(expressed as a percentage of the value of net assets)
Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee

Following a Liquidity Event, we will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25%;
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.47% (5.88% annualized). The “catch-up” is meant to provide the Adviser with approximately 17.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.47% in any calendar quarter; and
•17.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.47% (5.88% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

Pre-Incentive Fee Net Investment Income Returns Following a Liquidity Event
(expressed as a percentage of the value of net assets)

Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee
These calculations are prorated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses. If a Liquidity Event occurs on a date other than the first day of a calendar quarter, the incentive fee will be calculated for such calendar quarter at a weighted rate calculated based on the fee rates applicable before and after the Liquidity Event based on the number of days in such calendar quarter before and after the Liquidity Event.
(2) Incentive Fee on Capital Gains
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year (or at the time of a Liquidity Event) in arrears. Such capital gains incentive fee will be equal to 15% of (1) realized capital gains less (2) realized capital loss, less unrealized capital losses on a cumulative basis from inception through the day before the Liquidity Event, less the aggregate amount of any previously paid capital gains incentive fees.
Prior to a Liquidity Event, the amount payable equals:
•15% of cumulative realized capital gains less all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of such calendar year (or upon a Liquidity Event), less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
Following a Liquidity Event, the amount payable equals:
•17.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
If a Liquidity Event occurs on a date other than the first day of a fiscal year, a capital gains incentive fee will be calculated as of the day before the Liquidity Event, with such capital gains incentive fee paid to the Adviser following the end of the fiscal year in which the Liquidity Event occurred. Solely for purposes of calculating the capital gains incentive fee after a Liquidity Event, the Company will be deemed to have previously paid capital gains incentive fees prior to a Liquidity Event equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid capital gains incentive fees for all periods prior to a Liquidity Event by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%.
Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Investment Advisory Agreement be in excess of the amount permitted by the Investment Advisers Act of 1940, as amended (the “Advisers Act”), including Section 205 thereof.). For the purpose of computing the incentive fee on capital gains, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly.
Our Board will monitor the mix and performance of our investments over time to satisfy itself that the Adviser is acting in our interests and that our fee structure appropriately incentivizes the Adviser to do so.
The fees that are payable under the Investment Advisory Agreement for any partial period are appropriately prorated.
Examples of Quarterly Incentive Fee Calculation
Income-Based Fee (*):
Example 1
Investment income (including interest, dividends, fees, etc.)
    =1.25%
Hurdle rate (1)
    = 1.25%
Base management fee (2)
    = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) (3)
    = 0.25%
Pre-incentive fee net investment income:
(investment income – (base management fee + other expenses)) = 0.75%
Pre-incentive net investment income does not exceed the hurdle rate. Therefore, there is no incentive fee.
Example 2
Investment income (including interest, dividends, fees, etc.)
    = 1.90%
Hurdle rate (1)
    =1.25%
Base management fee (2)
    = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) (3)
    = 0.25%
Pre-incentive fee net investment income:
(investment income – (base management fee + other expenses))
    = 1.40%
Incentive fee:
    = 15% × pre – incentive fee net investment income, subject to the “catch – up” (4)
    = 100% × (1.40% − 1.25%)
    = 0.15%

Example 3
Investment income (including interest, dividends, fees, etc.)
    = 2.50%
Hurdle rate (1)
    = 1.25%
Base management fee (2)
    = 0.25%
Other expenses (legal, accounting, custodian, transfer agent, etc.) (3)
    = 0.25%
Pre-incentive fee net investment income:
= (investment income – (base management fee + other expenses))
    = 2.00%
Incentive fee:
= 15% × pre – incentive fee net investment income, subject to the “catch – up” (4)
    = 100% × “catch – up” + (15% × (pre – incentive fee net investment income - 0.22%))
Catch – up
    = 100% × 0.22% = 0.22%
Incentive fee
    = (100% × 0.22%) + (15% × (2.00%– 1.47%))
    = 0.22% + (15% × 0.53%)
    = 0.22% + 0.08%
    = 0.30%
(*)The hypothetical amount of pre-incentive fee net investment income shown is based on a percentage of total net assets.
(1)Represents a 5.00% annualized hurdle rate.
(2)Represents a 1.00% annualized base management fee.
(3)Excludes organizational and offering expenses.
(4)The “catch-up” provision is intended to provide our Adviser with an incentive fee of 15% on all of our pre-incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds 1.47% in any calendar quarter.
Capital Gains Fee
Example 1
•         Year 1:
◦$20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)
•         Year 2:
◦Investment A sold for $50 million, and the fair market value (“FMV”) of Investment B is determined to be $32 million

•         Year 3:
◦FMV of Investment B determined to be $25 million
•         Year 4:
◦Investment B sold for $31 million
The capital gains portion of the incentive fee, if any, would be:
•         Year 1:
◦None
•         Year 2:
◦$4.5 million capital gains incentive fee
◦$30 million realized capital gains on the sale of Investment A multiplied by 15%
•         Year 3:
◦None
◦($0.75) million cumulative fee (15% multiplied by $25 million ($30 million Cumulative Capital Gains less $25 million cumulative capital depreciation)) less $4.5 million (previous capital gains fee paid in Year 2)
•         Year 4:
◦$0.15 capital gains incentive fee
◦$0.15 million cumulative fee ($31 million Cumulative Capital Gains multiplied by 15%) less $4.5 million (previous capital gains fee paid in Year 2)
Example 2
•         Year 1:
◦$20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”), and $25 million investment made in Company C (“Investment C”)
•         Year 2:
◦Investment A sold for $50 million, FMV of Investment B determined to be $25 million, and FMV of Investment C determined to be $25 million
•         Year 3:
◦FMV of Investment B determined to be $27 million, and Investment C sold for $30 million
•         Year 4:
◦FMV of Investment B determined to be $35 million
•         Year 5:
◦Investment B sold for $20 million
The capital gains portion of the incentive fee, if any, would be:
•         Year 1:

◦None
•         Year 2:
◦$3.75 million capital gains incentive fee
◦15% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)
•         Year 3:
◦$1.05 capital gains incentive fee
◦$4.8 million cumulative fee (15% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $3.75 million (previous capital gains fee paid in Year 2)
•         Year 4:
◦$0.45 capital gains incentive fee, calculated as follows:
◦$5.25 million cumulative fee (15% multiplied by $35 million cumulative realized capital gains) less $4.8 million (previous cumulative capital gains fees paid in Year 2 and Year 3)
•         Year 5:
◦None
◦($1.5) million cumulative fee (15% multiplied by $25 million ($35 million cumulative realized capital gains less $10 million realized capital losses)) less $5.25 million (previous Cumulative Capital Gains fee paid in Year 2, 3 and Year 4)
Administration Agreements
Pursuant to the Administration Agreement, the Administrator furnishes the Company with office space, office services, and equipment. Under the Administration Agreement, our Administrator performs or oversees the performance of our required administrative services, which include providing assistance in accounting, legal, compliance, operations, technology, internal audit, and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses, including our allocable portion of expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator may enter into. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion.
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

Additionally, pursuant to a sub-administration agreement with SS&C Technologies, Inc. (“SS&C Administration Agreement”), SS&C performs certain of the Company’s required administrative services, which include providing assistance in accounting, legal, compliance, operations, investor relations and technology, being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s Shareholders and reports filed with the SEC. SS&C will also be reimbursed for certain expenses it incurs on our behalf.
We expect our Administrator and Adviser to enter into one or more staffing agreements with affiliates of Lafayette Square pursuant to which such Lafayette Square affiliates would agree to provide our Administrator and Adviser with access to certain legal, operations, financial, compliance, accounting, internal audit (in their role of performing our Sarbanes-Oxley Act internal control assessment), clerical and administrative personnel.
Valuation Procedures
We will conduct the valuation of our assets, pursuant to which our net asset value will be determined, at all times consistent with GAAP and the 1940 Act. Our Board, with the assistance of our Audit Committee, will determine the fair value of assets with no readily available public market, on at least a quarterly basis, in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended (the “ASC”), Fair Value Measurement and Disclosures (“ASC 820”). Our Audit Committee is composed entirely of independent directors. Our valuation procedures are set forth in more detail below.
ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Fair value is a market-based measurement, not an entity-specific measurement. For some assets and liabilities, observable market transactions or market information might be available. For other assets and liabilities, observable market transactions and market information might not be available. However, the objective of a fair value measurement in both cases is the same – to estimate the price when an orderly transaction to sell the asset or transfer the liability would take place between market participants at the measurement date under current market conditions (that is, an exit price at the measurement date from the perspective of a market participant that holds the asset or owes the liability).
ASC 820 establishes a hierarchical disclosure framework which ranks the observability of inputs used in measuring financial instruments at fair value. The observability of inputs is impacted by a number of factors, including the type of financial instruments and their specific characteristics. Financial instruments with readily available quoted prices, or for which fair value can be measured from quoted prices in active markets, generally will have a higher degree of market price observability and a lesser degree of judgment applied in determining fair value.
The three-level hierarchy for fair value measurements is defined as follows:
Level 1 — inputs to the valuation methodology are quoted prices available in active markets for identical financial instruments as of the measurement date. The types of financial instruments in this category include unrestricted securities, including equities and derivatives, listed in active markets. We will not adjust the quoted price for these instruments, even in situations where we hold a large position and a sale could reasonably impact the quoted price.
Level 2 — inputs to the valuation methodology are quoted prices in markets that are not active or for which all significant inputs are either directly or indirectly observable as of the measurement date. The types of financial instruments in this category include less liquid and restricted securities listed in active markets, securities traded in markets that are not active, government and agency securities, and certain over-the-counter derivatives where the fair value is based on observable inputs.
Level 3 — inputs to the valuation methodology are unobservable and significant to the overall fair value measurement, and include situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation. The types of financial instruments in this category include investments in privately held entities, non-investment grade residual interests in securitizations, CLOs, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given financial instrument is based on the lowest level of input that is significant to the fair value measurement. Assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the financial instrument.
Pursuant to the framework set forth above, we will value securities traded in active markets on the measurement date by multiplying the exchange closing price of such traded securities/instruments by the quantity of shares or amount of the instrument held. We may also obtain quotes with respect to certain of our investments from pricing services, brokers or dealers’ quotes, or counterparty marks in order to value liquid assets that are not traded in active markets. Pricing services aggregate, evaluate and report pricing from a variety of sources including observed trades of identical or similar securities, broker or dealer quotes, model-based valuations and internal fundamental analysis and research. When doing so, we will determine whether the quote obtained is sufficient according to GAAP to determine the fair value of the security. If determined adequate, we will use the quote obtained.
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser or our Board, does not represent fair value, will each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data are available. These valuation techniques may vary by investment, but typically include comparable public market valuations, comparable precedent transaction valuations, and discounted cash flow analyses. A multi-step quarterly valuation process used to determine the applicable value will be as follows:
 •     each portfolio company or investment is initially valued by the portfolio management professionals of the Adviser responsible for credit monitoring in consultation with the independent valuation firm(s);
•      preliminary valuation conclusions are documented and reviewed by members of our Adviser’s senior management;
•      our Audit Committee will review the assessments of the Adviser and the independent third-party valuation firm(s) and provide our Board with recommendations with respect to the fair value of each investment in our portfolio; and
•      our Board will discuss the valuation recommendations of our Audit Committee and determine the fair value of each investment in our portfolio in good faith based on the input of the Adviser and, where applicable, the third-party valuation firm.
Our Audit Committee’s recommendation of fair value will generally be based on its assessment of the following factors, as relevant:
•         the nature and realizable value of any collateral;
•         call features, put features, and other relevant terms of debt;
•         the portfolio company’s leverage and ability to make payments;
•         the portfolio company’s public credit ratings or “Credit Estimates”;
•         the portfolio company’s actual and expected earnings and discounted cash flow;
•         prevailing interest rates for like securities and expected volatility in future interest rates;
•         the markets in which the issuer does business and recent economic and/or market events; and
•         comparisons to publicly traded securities.
Investment performance data utilized will be the most recently available as of the measurement date, which in many cases may reflect up to a one-quarter lag in information.
Securities for which market quotations are not readily available or for which a pricing source is not sufficient may include the following:
•         private offerings and restricted securities that do not have an active trading market;
•         securities whose trading has been suspended or for which market quotes are no longer available;

•         debt securities that have recently gone into default and for which there is no current market;
•         securities whose prices are stale; and
•         securities affected by significant events.
The Board will ultimately be responsible for the determination, in good faith, of the fair value of our portfolio investments.
The determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our financial statements will express the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.
Regulation as a Business Development Company
General
We have elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although at least initially, we do not currently intend to list shares of our Common Stock to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its stockholders. For the period from inception through December 31, 2021, we will be subject to tax as a corporation. We intend to elect to be taxed as a RIC for the taxable year ending December 31, 2022 and to maintain such election in future taxable years. There is no guarantee that we will qualify to make such an election. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”
Potential Advantages of a BDC Compared to Other Institutional Investment Vehicles
We believe the advantages of the BDC structure derive primarily from two characteristics:
First, as a BDC, we intend to elect to be treated as a RIC under the Code. A RIC typically does not incur significant entity-level income taxes, because it is entitled to deduct distributions made to its stockholders in computing its income subject to entity-level taxation. As a result, a BDC that has elected to be a RIC does not incur any U.S. federal income tax so long as the BDC continuously maintains its registration in accordance with the 1940 Act, at least 90% of the BDC’s gross income each taxable year consists of certain types of qualifying investment income, the BDC satisfies certain asset diversification requirements at the close of each quarter of its taxable year, and the BDC distributes substantially all of its taxable income to its stockholders on a current basis. The rules applicable to our qualification as a RIC for tax purposes are complex and involve significant practical and technical considerations. If we fail to qualify as a RIC for U.S. federal income tax purposes or are unable to maintain our qualification for any reason, then we would become subject to regular corporate income tax, which would have a material adverse effect on the amount of after-tax income available for distribution to our stockholders. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”
Distributions by a BDC generally are treated as dividends for U.S. tax purposes, and generally are subject to U.S. income or withholding tax unless the stockholder receiving the dividend qualifies for an exemption from U.S. tax, or the distribution is subject to one of the special look-through rules. Distributions paid out of net capital gains can qualify for a reduced rate of taxation in the hands of an individual U.S. stockholder and an exemption from U.S. tax in the hands of a non-U.S. stockholder. Additionally, a U.S. pension fund that owns shares in a BDC generally is not required to take account of indebtedness incurred at the level of the BDC in determining whether dividends received from a BDC constitute “unrelated debt-financed income.” Finally, a non-U.S. investor in a BDC generally does not need to take account of activities conducted by the BDC in determining whether such non-U.S. investor is engaged in the conduct of a trade or business in the United States. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”
Second, a BDC is permitted to become a publicly traded company. This provides a BDC with access to an additional source of capital and offers investors the potential to monetize their investment through the sale of shares in an active public stock market. Many BDCs trade on either the New York Stock Exchange or the Nasdaq Stock Market. However, we

do not intend to list shares of our Common Stock, at least initially, on any national securities exchange and no public market for our shares may ever develop.
In a publicly traded BDC, once a public market develops and lock-ups pursuant to any subscription agreements expire, an investor is free to sell shares and control the timing of any capital return. The timing and pricing of a Liquidity Event, if any, and subsequent trading price of shares of our Common Stock will depend on market conditions and our investment performance. Prior to any Liquidity Event, shares of our Common Stock will be subject to certain transfer restrictions. Following a Liquidity Event, our investors may be restricted from selling or disposing of their shares of Common Stock by applicable securities laws, contractually by a lock-up agreement with the underwriters of the Liquidity Event and contractually through restrictions contained in the subscription agreement in respect of shares of our Common Stock.
The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or investment sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that a BDC may not change the nature of its business so as to cease to be, or to withdraw its election as, a BDC unless approved by a majority of its outstanding voting securities as defined by the 1940 Act.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:
(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
(a) is organized under the laws of, and has its principal place of business in, the United States;
(b) is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c) satisfies either of the following:
(i) does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or
(ii) is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
(2) Securities of any eligible portfolio company which we control.
(3) Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4) Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

(5) Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6) Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
We deem certain U.S. Treasury bills, repurchase agreements and other high-quality, short-term debt securities as cash equivalents. We intend to primarily make investments in securities described in paragraphs 1 through 3 of Section 55(a) of the 1940 Act. From time to time, including at or near the end of each fiscal quarter, we may consider using various temporary investment strategies for our business, including taking proactive steps by utilizing cash equivalents as temporary assets with the objective of enhancing our investment flexibility pursuant to Section 55 of the 1940 Act. More specifically, from time-to-time we may draw down our credit facilities, as deemed appropriate, and repay such borrowings subsequent to quarter end. We may also purchase U.S. Treasury bills or other high-quality, short-term debt securities at or near the end of the quarter and typically close out the position on a net cash basis subsequent to quarter end.
Managerial Assistance to Portfolio Companies
In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company. We may receive fees for these services and will reimburse our Administrator for its allocated costs in providing such assistance, subject to review and approval by our board.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets.
Senior Securities
As a BDC, we will be permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% or 150%, subject to receipt of certain approvals and compliance with certain disclosure requirements, immediately after each such issuance. Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permits us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. Regulations governing our operations as a BDC will affect our ability to raise, and the method of raising, additional capital, which may expose us to risks.
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the joint code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics’ requirements. Our code of ethics is available on our website at empirebdc.com.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to our Adviser. A summary of the Proxy Voting Policies and Procedures of our Adviser are set forth below. These policies and procedures will be reviewed periodically by our Adviser and, subsequent to our election to be regulated as a BDC, our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to our Adviser.
An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote our securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders.
These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
We will vote proxies relating to our portfolio securities in what we believe to be the best interest of our stockholders. To ensure that our vote is not the product of a conflict of interest, we will require that: (1) anyone involved in the decision making process disclose to our chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how we intend to vote on a proposal in order to reduce any attempted influence from interested parties.
A copy of our policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge, upon request. Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Lafayette Square Empire BDC, Inc. c/o Lafayette Square, PO Box 25250, PMB 13941, Miami, Florida 33102, Attn: Chief Compliance Officer.
Privacy Principles
The Adviser has established policies with respect to nonpublic personal information provided to it with respect to individuals who are investors in the Company, which policies also apply to the Administrator. We have adopted the privacy policies of the Adviser as applicable to us.
We and the Adviser each recognizes the importance of maintaining the privacy of any nonpublic personal information it receives with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from the Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor’s investment in the Company.
We and the Adviser each treat all of the nonpublic personal information it receives with respect to each investor as confidential. We and the Adviser restrict access to such information to those employees, affiliates and agents who need to know the information in order for us and the Adviser to determine whether each investor meets the regulatory requirements for an investment in the Company and, in the case of the Adviser, to provide ongoing management services to us. The Adviser maintains physical, electronic, and procedural safeguards to comply with U.S. federal standards to guard each investor’s nonpublic personal information.
The Adviser does not disclose any nonpublic personal information about any investor to any third parties, other than the Adviser’s agents, representatives and/or affiliates, or as permitted or required by law. Among other things, the law permits the Adviser to disclose such information for purposes of making investments on our behalf, complying with anti-money laundering laws, preparing tax returns and reports for each investor and determining whether each investor meets the regulatory requirements for investing in us.
Other

We will be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, prior approval by the SEC.
We will be periodically examined by the SEC for compliance with the 1940 Act.
We will be required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we will be prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We and our Adviser will each be required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering the policies and procedures.
JOBS Act
We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of a Liquidity Event occurs;
•the end of the fiscal year in which our total annual gross revenues first exceed $1.07 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•the last day of a fiscal year in which we (1) have an aggregate worldwide market value of shares of our Common Stock held by non-affiliates of $700 million or more, computed at the end of the last business day of the second fiscal quarter in such fiscal year and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).
Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 under Regulation S-K under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm once the Company can no longer avail itself of the exemption under the JOBS Act; and
•pursuant to Item 308 of Regulation S-K under the Securities Act and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act in the future.
Commodity Exchange Act
The U.S. Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap transactions may cause the Adviser, acting on the Company’s behalf, to fall within the definition of “commodity pool” under the Commodity Exchange Act (“CEA”), and related regulations promulgated by the CFTC. Prior to the Effective Date, the Adviser intends to claim an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.
Reporting Obligations
We are required to file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This information will be available from us at empirebdc.com and on the SEC’s website at www.sec.gov.
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our Common Stock upon our qualification as a RIC commencing with our taxable year ending December 31, 2022 (or as soon thereafter as is reasonably practicable).
This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including stockholders subject to the alternative minimum tax (the “AMT”), tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold shares of our Common Stock as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this Registration Statement and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”), regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and may include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.
A “U.S. stockholder” is a beneficial owner of shares of our Common Stock that is for U.S. federal income tax purposes:
•       a citizen or individual resident of the United States;
•       a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•       an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•       a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.
A “non-U.S. stockholder” is a beneficial owner of shares of our Common Stock that is not a U.S. stockholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds shares of Common Stock, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold shares of Common Stock should consult its tax advisors with respect to the purchase, ownership and disposition of shares of Common Stock.
Tax matters are very complicated and the tax consequences to an investor of an investment in shares of our Common Stock will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.
Election to Be Taxed as a RIC
We currently intend to elect to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ending December 31, 2022 (or as soon thereafter as is reasonably practicable) and for future years; however, no assurance can be provided that we will qualify as a RIC for any taxable year. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).
We may be subject to regular federal and state corporate income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize upon our election to be taxed as a RIC or when recognized over the next five taxable years. Upon qualification as a RIC, we would have to distribute to our shareholders, earnings and profits accumulated during the period we were taxed as a regular corporation.
Taxation as a RIC
If we:
•       qualify as a RIC; and
•       satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•       qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
•       derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•       diversify our holdings so that at the end of each quarter of the taxable year:
•       at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•       no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.
We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.
In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year, or the Excise Tax Avoidance Requirement. If we do not meet the required distributions we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.
A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its stockholders. In addition, deductible expenses can be used only to offset investment company taxable income (which includes net short term capital gains), not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our stockholders even if such taxable income is greater than the net income we actually earn during those taxable years.
Any underwriting fees paid by us are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having OID (such as debt instruments with PIK interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. Furthermore, a portfolio company in which we hold equity or debt instruments may face financial difficulty that requires us to work out, modify, or otherwise restructure such equity or debt instruments. Any such restructuring could, depending upon the terms of the restructuring, cause us to incur unusable or nondeductible losses or recognize future non-cash taxable income.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat dividends that would otherwise constitute qualified dividend income as non-qualified dividend income, (2) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9)

produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.
Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.
Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business — Regulation as a Business Development Company — Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes (the “Diversification Tests”). If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.
A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure its investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.
There may be uncertainty as to the appropriate treatment of certain of our investments for U.S. federal income tax purposes. In particular, we may invest a portion of our net assets in below investment grade instruments. U.S. federal income tax rules with respect to such instruments are not entirely clear about issues such as if an instrument is treated as debt or equity, whether and to what extent we should recognize interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, in order to seek to ensure that we distribute sufficient income to qualify, and maintain our qualification as, a RIC and to ensure that we do not become subject to U.S. federal income or excise tax.
Income received by us from sources outside the United States may be subject to withholding and other taxes imposed by such countries, thereby reducing income available to us. Tax conventions between certain countries and the United States may reduce or eliminate such taxes. We generally intend to conduct our investment activities to minimize the impact of foreign taxation, but there is no guarantee that we will be successful in this regard.
We may invest in stocks of foreign companies that are classified under the Code as passive foreign investment companies (“PFICs”). In general, a foreign company is classified as a PFIC if at least 50% of its assets constitute investment-type assets or 75% or more of its gross income is investment-type income. In general under the PFIC rules, an “excess distribution” received with respect to PFIC stock is treated as having been realized ratably over the period during which we held the PFIC stock. We will be subject to tax on the portion, if any, of the excess distribution that is allocated to our holding period in prior taxable years (and an interest factor will be added to the tax, as if the tax had actually been payable in such prior taxable years) even though we distribute the corresponding income to stockholders. Excess distributions include any gain from the sale of PFIC stock as well as certain distributions from a PFIC. All excess distributions are taxable as ordinary income.

We may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, we generally would be required to include in our gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Alternatively, we may be able to elect to mark to market our PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC’s shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.
Because the application of the PFIC rules may affect, among other things, the character of gains, the amount of gain or loss and the timing of the recognition of income with respect to PFIC stock, as well as subject us to tax on certain income from PFIC stock, the amount that must be distributed to stockholders, and which will be taxed to stockholders as ordinary income or long-term capital gain, may be increased or decreased substantially as compared to a fund that did not invest in PFIC stock.
Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our investment company taxable income to be distributed to stockholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other investment company taxable income during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be re-characterized as a return of capital to stockholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each stockholder’s basis in Shares.
Failure to Qualify as a RIC
Once we qualify for RIC status, if we were unable to continue to qualify for treatment as a RIC and were unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.
In taxable years (such as 2021) in which we are taxable as a corporation or if failure occurs, all our taxable income would be subject to tax at regular corporate rates and we would not be able to deduct our dividend distributions to stockholders. Additionally we would no longer be required to distribute our income and gains. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.
The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.
Taxation of U.S. Stockholders (Applicable to Taxable Years in which we are a RIC)

Distributions by us generally are taxable to U.S. stockholders as ordinary income or capital gains. Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses) will be taxable as ordinary income to U.S. stockholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional shares of Common Stock. To the extent such distributions paid by us to non-corporate stockholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and generally eligible for a maximum U.S. federal tax rate of either 15% or 20%, depending on whether the individual stockholder’s income exceeds certain threshold amounts, and if other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction to the extent such dividends have been paid by a U.S. corporation. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to non-corporate stockholders as well as will not be eligible for the corporate dividends received deduction.
Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-term capital gains (currently generally at a maximum rate of either 15% or 20%, depending on whether the individual stockholder’s income exceeds certain threshold amounts) in the case of individuals, trusts or estates, regardless of the U.S. stockholder’s holding period for his, her or its shares of Common Stock and regardless of whether paid in cash or reinvested in additional shares of Common Stock. Distributions in excess of our earnings and profits first will reduce a U.S. stockholder’s adjusted tax basis in such stockholder’s shares of Common Stock and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. stockholder. Stockholders receiving dividends or distributions in the form of additional shares of Common Stock purchased in the market should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the stockholders receiving cash dividends or distributions will receive, and should have a cost basis in the shares received equal to such amount. Stockholders receiving dividends in newly issued shares of Common Stock will be treated as receiving a distribution equal to the value of the shares received, and should have a cost basis of such amount.
Although we currently intend to distribute any net capital gains at least annually, we may in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount, each U.S. stockholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. stockholder, and the U.S. stockholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. stockholder’s tax basis for their shares of Common Stock. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual stockholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. stockholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a stockholder’s liability for U.S. federal income tax. A stockholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our stockholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”
For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any tax year and (2) the amount of capital gain dividends paid for that tax year, we may, under certain circumstances, elect to treat a dividend that is paid during the following tax year as if it had been paid during the tax year in question. If we make such an election, the U.S. stockholder will still be treated as receiving the dividend in the tax year in which the distribution is made. However, any dividend declared by us in October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by our U.S. stockholders on December 31 of the calendar year in which the dividend was declared.
If an investor purchases shares of Common Stock shortly before the record date of a distribution, the price of the shares will include the value of the distribution and the investor will be subject to tax on the distribution even though it represents a return of their investment.

A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of their shares of Common Stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held their shares of Common Stock for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of Common Stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of Common Stock may be disallowed if other shares of Common Stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of shares of Common Stock acquired will be increased to reflect the disallowed loss.
In general, individual U.S. stockholders are subject to a maximum U.S. federal income tax rate of either 15% or 20% (depending on whether the individual U.S. stockholder’s income exceeds certain threshold amounts) on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in shares of our Common Stock. Such rate is lower than the maximum federal income tax rate on ordinary taxable income currently payable by individuals. Corporate U.S. stockholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Non-corporate stockholders incurring net capital losses for a tax year (i.e., net capital losses in excess of net capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each tax year; any net capital losses of a non-corporate stockholder in excess of $3,000 generally may be carried forward and used in subsequent tax years as provided in the Code. Corporate stockholders generally may not deduct any net capital losses for a tax year, but may carry back such losses for three tax years or carry forward such losses for five tax years.
The Code and the related U.S. Treasury Regulations require us (or the applicable intermediary) to annually report the adjusted cost basis information of covered securities, which generally include shares of a RIC, to the IRS and to taxpayers. Stockholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.
We will send to each of our U.S. stockholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per share and per distribution basis, the amounts includible in such U.S. stockholder’s taxable income for such year as ordinary income and as long-term capital gain. In addition, the U.S. federal tax status of each calendar year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. stockholder’s particular situation. Dividends distributed by us generally will not be eligible for the dividends-received deduction or the lower tax rates applicable to certain qualified dividends.
Until and unless we are treated as a “publicly offered regulated investment company” (within the meaning of Section 67 of the Code) as a result of either (1) shares of Common Stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year or (2) shares of Common Stock being treated as regularly traded on an established securities market for any taxable year, for purposes of computing the taxable income of U.S. stockholders that are individuals, trusts or estates, (1) our earnings will be computed without taking into account such U.S. stockholders’ allocable shares of the management and incentive fees paid to our investment adviser and certain of our other expenses, (2) each such U.S. stockholder will be treated as having received or accrued a dividend from us in the amount of such U.S. stockholder’s allocable share of these fees and expenses for such taxable year, (3) each such U.S. stockholder will be treated as having paid or incurred such U.S. stockholder’s allocable share of these fees and expenses for the calendar year and (4) each such U.S. stockholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the AMT and are subject to the overall limitation on itemized deductions under Section 68 of the Code.
Backup withholding, currently at a rate of 24%, may be applicable to all taxable distributions to any non-corporate U.S. stockholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such stockholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such stockholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. stockholder’s U.S. federal income tax liability and may entitle such stockholder to a refund, provided that proper information is timely provided to the IRS.
If a U.S. stockholder recognizes a loss with respect to shares of Common Stock of $2 million or more for an individual stockholder or $10 million or more for a corporate stockholder, the stockholder must file with the IRS a disclosure statement on Form 8886. Direct stockholders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, stockholders of a RIC are not exempted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. stockholders should consult their tax advisors to determine the applicability of these regulations in light of their specific circumstances.
An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our shares) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceed certain threshold amounts.
A U.S. Stockholder that is a tax‐exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income ("UBTI"). The direct conduct by a tax-exempt U.S. stockholder of the activities that we propose to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its stockholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. stockholder should not be subject to U.S. taxation solely as a result of the holder’s ownership of the Shares and receipt of dividends that we pay. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to portfolio investors in our stock. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and nonqualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.
Taxation of Non-U.S. Stockholders
Whether an investment in the shares of Common Stock is appropriate for a non-U.S. stockholder will depend upon that person’s particular circumstances. An investment in the shares of Common Stock by a non-U.S. stockholder may have adverse tax consequences. Non-U.S. stockholders should consult their tax advisors before investing in shares of our Common Stock.
Subject to the discussion below, distributions of our “investment company taxable income” to non-U.S. stockholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to non-U.S. stockholders directly) will be subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty, assuming the non-U.S. stockholder provides the required documentation evidencing its eligibility for such lower rate) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the non-U.S. stockholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. In that case, we will not be required to withhold U.S. federal tax if the non-U.S. stockholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a non-U.S. stockholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.
Certain properly reported dividends received by a non-U.S. stockholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% stockholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of shares of our stock held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Moreover, depending on the circumstances, we may report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.
Actual or deemed distributions of our net capital gains to a non-U.S. stockholder, and gains realized by a non-U.S. stockholder upon the sale of shares of our Common Stock, will not be subject to federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. stockholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. stockholder in the United States or, in the case of an individual non-U.S. stockholder, the stockholder is present in the United States for 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met.
If we distribute our net capital gains in the form of deemed rather than actual distributions (which we may do in the future), a non-U.S. stockholder will be entitled to a U.S. federal income tax credit or tax refund equal to the stockholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the non-U.S. stockholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the non-U.S. stockholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate non-U.S. stockholder, distributions (both actual and deemed), and gains realized upon the sale of shares of our Common Stock that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).
A non-U.S. stockholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the non-U.S. stockholder provides us or the dividend paying agent with a U.S. nonresident withholding tax certification (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E, or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a non-U.S. stockholder or otherwise establishes an exemption from backup withholding.
Withholding of U.S. tax (at a 30% rate) is required by the Foreign Account Tax Compliance Act, provisions of the Code with respect to payments of dividends made to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive new reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. Stockholders may be requested to provide additional information to enable the applicable withholding agent to determine whether withholding is required.
An investment in shares by a non-U.S. person may also be subject to U.S. federal estate tax. Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax, U.S. federal estate tax, withholding tax, and state, local and foreign tax consequences of acquiring, owning or disposing of shares of our Common Stock.
Other Taxes
Stockholders may be subject to state, local and non-U.S. taxes applicable to their investment in shares. Stockholders are advised to consult their tax advisors with respect to the particular tax consequences to them of an investment in our shares.
ITEM 1A. RISK FACTORS
Investing in shares of our Common Stock involves a number of significant risks. Before you invest in shares of our Common Stock, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.
SUMMARY OF RISK FACTORS
The following is a summary of the principal risk factors associated with an investment in us:

We are subject to risks relating to our business and structure which may make it more difficult for you to sell your shares of the Company or cause you to lose all or part of your investment
•We are a new company with limited operating history.
•Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility.
•The current state of regulations related to the Community Reinvestment Act of 1977 (the “CRA”) is unsettled, and it is unclear whether the Company’s investors may treat their investment in us as “CRA-qualified securities.”
•We depend upon our Adviser and Administrator (each as defined below) for our success and upon their access to the investment professionals and partners of Lafayette Square and its affiliates.
•There are significant potential conflicts of interest that could affect our investment returns, including conflicts related to co-investment transactions and conflicts arising from the calculation of the investment advisory fees.
•Our ability to enter into transactions with our affiliates will be restricted.
•The recommendations given to us by our Adviser may differ from those rendered to the Other Lafayette Square BDCs.
•Shares of our Common Stock are illiquid investments for which there is not a secondary market.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•We will be subject to corporate-level income tax if we are unable to qualify as a RIC under the Code.
•We will need to raise additional capital to grow because we must distribute most of our income.
•We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
•If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
•Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, our need to raise additional capital exposes us to risks, including the typical risks associated with leverage.
•We intend to finance a portion of our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
•We will be subject to risks associated with any credit facility.
•Failure to qualify as a BDC would decrease our operating flexibility.
•There may be uncertainty as to the value of our portfolio investments.
•Our Board of Directors (“Board”) may change our investment objective, operating policies, and strategies without prior notice or stockholder approval.
•Provisions of the Delaware General Corporation Law (“DGCL”) and of our Charter and Bylaws could deter takeover attempts and have an adverse effect on the price of shares of Common Stock.
•The Adviser or the Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations.
•We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure by us to develop effective internal controls over financial reporting in accordance with Section 404 could have a material adverse effect on our business and the value of our Common Stock.
•We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Common Stock and our ability to pay distributions.

We are subject to risks relating to our investments, which could cause you to lose all or part of your investment in us
•Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.
•We may invest in distressed or highly leveraged companies, which could be risky and may enter into bankruptcy proceedings, causing you to lose all or part of your investment.
•Defaults by our portfolio companies will harm our operating results.
•Because we intend to invest primarily in the Target Region (defined below), adverse developments in the Target Region will have a greater adverse effect on the value of our portfolio compared to BDCs and other investment vehicles that invest in broader geographic regions.
•Our investments in private and middle market portfolio companies are risky.
•Subordinated liens on collateral securing debt investments that we make in our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of such collateral may not be sufficient to repay in full both the first priority creditors and us.
•Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
•Our prospective portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.
•Our prospective portfolio companies may prepay loans, which may reduce our yields if capital returned to us cannot be invested in transactions with equal or greater expected yields.
•We have not yet identified all of the portfolio company investments we will acquire.
•We are a non-diversified investment company within the meaning of the 1940 Act (defined below).
•Our portfolio may initially be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•Because we generally do not hold controlling equity interests in our portfolio companies, we cannot control our portfolio companies or prevent decisions by management of our portfolio companies that could decrease the value of our investments.
•We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
•The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
There are risks relating to your investment in our Common Stock
•There is no public market for shares of our Common Stock.
•There are restrictions on the ability of holders of our Common Stock to transfer.
•If the current period of capital markets disruption and economic uncertainty continues for an extended period of time, there is a risk that you may not receive distributions or that our distributions may not grow over time, and a portion of our distributions may be a return of capital.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see the section below entitled “Risk Factors.”
Risks Relating to Our Business and Structure
We are a new company with limited operating history.
We were formed on February 19, 2021 and have not yet commenced investment operations. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective, that we will not qualify in future years or maintain such qualification to be treated as a RIC, and that the value of your investment could decline substantially. We anticipate, based on the amount of proceeds raised in the initial or subsequent closings, that it could take some time to invest substantially all of the capital we expect to raise due to market conditions generally and the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities, and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, dividend or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested. We will pay a Base Management Fee to our Adviser throughout this interim period irrespective of our performance. If the Base Management Fee and our other expenses exceed the return on the temporary investments, our equity capital will diminish.
Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to other investment vehicles managed by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets primarily in securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities, and other high-quality debt instruments that mature in one year or less from the date of investment. These constraints and our Adviser’s limited operating history under these constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.
We may be precluded from investing in what our Adviser believes are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we will be prohibited from making any additional investment that is not a qualifying asset and could be forced to forgo attractive investment opportunities. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position).
If we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company that is required to register under the 1940 Act, which would subject us to additional regulatory restrictions and significantly decrease our operating flexibility. In addition, any such failure could cause an event of default under any outstanding indebtedness we might have, which could have a material adverse effect on our business, financial condition or results of operations.
The Company’s focus on economic growth and job creation may result in the Company underperforming broadly focused ESG funds or the market as a whole.
The Company intends to make investments that stimulate economic growth and create jobs in the Target Region. This focus limits the types and number of investment opportunities available to the Company and, as a result, the Company may underperform other funds that do not have this focus. The Company may base its determination to invest in certain portfolio companies on such companies’ alignment with Lafayette Square’s mission and values and, in doing so, the Company may forgo other investment opportunities that would have generated greater returns for the Company. Unlike socially responsible investment funds that invest broadly in companies with favorable environmental, social and corporate governance (“ESG”) characteristics, the Company is focused on benefiting society through economic growth and job creation. Accordingly, this focus may result in the Company investing in securities or industry sectors that underperform the market as a whole or underperform other funds that screen broadly for positive ESG characteristics.
The current state of CRA regulations is unsettled and may result in a failure of insured depository institution shareholders that are subject to regulatory examination for CRA compliance to obtain favorable regulatory consideration of their investment under the CRA.
Changes in laws, regulations or the interpretation of laws and regulations related to the CRA could result in a failure of insured depository institution shareholders that are subject to regulatory examination for CRA compliance to obtain favorable regulatory consideration of their investment under the CRA.
The CRA requires the three U.S. federal bank supervisory agencies, the FRB, the OCC, and the FDIC to encourage most FDIC-insured financial institutions to help meet the credit needs of their local communities, including LMI neighborhoods, consistent with the safe and sound operation of such institutions. Each agency has in effect substantially similar rules and regulatory guidance for evaluating and rating an institution’s CRA performance. These rules vary according to an institution’s asset size and business strategy. The OCC recently promulgated substantially revised CRA regulations for national banks that were intended to take effect in 2023. However, in May 2021, the OCC announced that it was reconsidering this regulation and would not object if national banks stopped developing systems to comply with the new regulation.
Investments are not typically designated as CRA-qualifying by any governmental agency at the time of issuance. The final determinations that investments are CRA-qualifying are made by the federal and, where applicable, state bank supervisory agencies during their periodic examinations of financial institutions. We plan to require our borrowers, both during the underwriting process and on an ongoing basis throughout the term of the loan, to deliver data to allow an insured depository institution to apply for credit for the investment under the CRA with the appropriate banking regulator. These data are expected to include statistics regarding the borrowers’ composition and growth as well as their impact on the communities where they operate, and who and from where such borrower hires, as well as other information that could be used to validate CRA eligibility such as the borrower’s employment of LMI workers and the borrower’s locations and/or operations in Underserved Areas. This information is designed to be helpful in substantiating the CRA eligibility of the investment. We can offer no assurance, however, that an investor in the Company subject to CRA requirements will receive CRA credit for such investment, and insured depository institution investors interested in applying for CRA credit must make their own assessment as to the likelihood that their banking regulator will grant CRA credit. Whether investments in the Company will qualify in whole or in part for CRA credit will depend on the composition of the Company’s investment portfolio over time and other factors, including changing regulatory criteria for granting CRA credit for particular categories of investments.
Our financial condition and results of operation depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis will depend on the Adviser’s structuring of the investment process, its ability to provide competent, attentive, and efficient services to us, and our access to financing on acceptable terms. The management team of the Adviser has substantial responsibilities under our Investment Advisory Agreement. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the Adviser. We caution you that the principals of our Adviser or Administrator will also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles, including other BDCs, which are managed by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.
We depend upon our Adviser and Administrator for our success and upon their access to the investment professionals and partners of Lafayette Square and its affiliates.
We do not have any internal management capacity or employees. We depend on the diligence, skill, and network of business contacts of the senior investment professionals of our Adviser and Administrator to achieve our investment objective. We expect that the Adviser will evaluate, negotiate, structure, close, and monitor our investments in accordance with the terms of the Investment Advisory Agreement. We can offer no assurance, however, that the senior investment professionals of the Adviser will continue to provide investment advice to us. The loss of any member of the Adviser’s Investment Committee or of other senior investment professionals of the Adviser and its affiliates would limit our ability to achieve our investment objective and operate as we anticipate. In addition, we can offer no assurance that the resources, relationships, and expertise of Lafayette Square will be available for every transaction or generally during the term of the Company. This could have a material adverse effect on our financial condition, results of operations, and cash flows.
We depend on the diligence, skill, and network of business contacts of the professionals available to our Administrator to carry out the administrative functions necessary for us to operate, including the ability to select and engage sub-administrators and third-party service providers. We can offer no assurance, however, that the professionals of the Administrator will continue to provide administrative services to us. In addition, we can offer no assurance that the resources, relationships, and expertise of Lafayette Square will be available to the Administrator throughout the term of the Company. This could have a material adverse effect on our financial condition, results of operations, and cash flows.
We depend on the Adviser’s key personnel in seeking to achieve our investment objectives.
The Company does not have any internal management capacity or employees. Through staffing agreements, the Adviser depends on the investment professionals of affiliates of Lafayette Square and such investment professionals’ diligence, skill, and network of business contacts. Our success will depend to a significant extent on the continued service and coordination of senior management professionals of our Adviser pursuant to the staffing agreements. The diversion of time by, or departure of, any of these individuals could have a material adverse effect on our ability to achieve our investment objectives.
The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact an investment by the Company.
Investment analyses and decisions by the Adviser may frequently be required to be undertaken on an expedited basis to take advantage of investment opportunities. In such cases, the information available to the Adviser at the time of making an investment decision may be limited. Therefore, we can offer no assurance that the Adviser will have knowledge of all circumstances that may adversely affect a portfolio investment, and the Adviser may make portfolio investments which it would not have made if more extensive due diligence had been undertaken. In addition, the Adviser may rely upon independent consultants and advisors in connection with its evaluation of proposed investments, and we can offer no assurance as to the accuracy or completeness of the information provided by such independent consultants and advisors or to the Adviser’s right of recourse against them in the event errors or omissions do occur.
There are significant potential conflicts of interest that could affect our investment returns.
As a result of our arrangements with the Adviser and its affiliates and the Adviser’s Investment Committee, there may be times when the Adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.
•Conflicts related to obligations that the Adviser’s Investment Committee, the Adviser or its affiliates have to other investment accounts and conflicts related to fees and expenses of such other investment accounts.
Lafayette Square and/or the Adviser are expected to provide investment advisory services for the Other Lafayette Square BDCs and may also advise other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with the investment objectives of the Company and present conflicts of interest. In addition, Lafayette Square may also, from time to time, create new or successor Affiliated Investment Accounts that may compete with the Company and present similar conflicts of interest. See “Item 7. Certain Relationships and Related Transactions, and Director Independence.” In serving in these multiple capacities, Lafayette Square, including the Adviser, the Investment Committee, and the investment team, may have obligations to Other Clients, including the Other Lafayette Square BDCs, or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other investment funds, programs, accounts, and businesses advised by or affiliated with the Adviser. Certain Affiliated Investment Accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire or “originate,” a limitation that does not exist for certain other accounts.
Lafayette Square expects to invest on its own behalf and on behalf of its Affiliated Investment Accounts in a wide variety of investment opportunities. Lafayette Square and, to the extent consistent with applicable law and/or exemptive relief and the Adviser’s allocation policies and procedures, its Affiliated Investment Accounts will be permitted to invest in investment opportunities without making such opportunities available to the Company beforehand. Subject to the requirements of an applicable exemptive relief, Lafayette Square may offer investments that fall into the investment objectives of an Affiliated Investment Account to such account or make such investment on its own behalf, even though such investment also falls within the investment objectives of the Company. The Company may invest in opportunities that Lafayette Square and/or one or more Affiliated Investment Accounts have declined, and vice versa. These developments may reduce the number of investment opportunities available to the Company and may create conflicts of interest in allocating investment opportunities among the Adviser, the Company, and the Affiliated Investment Accounts. Lafayette Square and its affiliates will allocate opportunities among one or more of the Company, other affiliated funds and such Affiliated Investment Accounts in accordance with the terms of its allocation policies and procedures. Shareholders should note that the conflicts inherent in making such allocation decisions may not always be resolved to the advantage of the Company. We can offer no assurance that the Company will have an opportunity to participate in certain opportunities that fall within the Company’s investment objectives. To the extent the Company does not obtain a co-investment exemptive order, or if the granting of such order is delayed, the Company may only be able to participate in certain negotiated investment opportunities on a rotational basis.
It is possible that Lafayette Square or an Affiliated Investment Account will invest in a company that is or becomes a competitor of a portfolio company of the Company. Such investment could create a conflict between the Company, on the one hand, and Lafayette Square or the Affiliated Investment Account, on the other hand. In such a situation, Lafayette Square may also have a conflict in the allocation of its own resources to the portfolio company. In addition, certain Affiliated Investment Accounts will be focused primarily on investing in other funds, which may have strategies that overlap and/or directly conflict and compete with the Company.
•The Adviser’s investment professionals are engaged in other investment activities on behalf of Other Clients.
Certain investment professionals who are involved in our activities remain responsible for the investment activities of other Affiliated Investment Accounts managed by the Adviser and its affiliates, and they will devote time to the management of such investments and other newly created Affiliated Investment Accounts (whether in the form of funds, separate accounts or other vehicles), as well as their own investments. In addition, in connection with the management of investments for other Affiliated Investment Accounts, members of Lafayette Square and its affiliates may serve on the boards of directors of or advise companies that may compete with our portfolio investments. Moreover, these Affiliated Investment Accounts managed by Lafayette Square and its affiliates may pursue investment opportunities that may also be suitable for us.
•The Adviser’s Investment Committee, the Adviser or its affiliates may possess material non-public information, limiting our investment discretion.
Principals of the Adviser and its affiliates and members of the Adviser’s Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on us.
•Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.

In the course of our investing activities, we pay management and incentive fees to the Adviser. The base management fee is based on our average gross assets, and the incentive fee is computed and paid on income, both of which include leverage. As a result, our shareholders will invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our average gross assets, the Adviser benefits when we incur debt or use leverage. Under certain circumstances, the use of leverage may increase the likelihood of default on our debt, which would disfavor us or our stockholders.
Additionally, the incentive fee payable by us to the Adviser may create an incentive for the Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, the Adviser benefits when we recognize capital gains and, because the Adviser determines when an investment is sold, the Adviser controls the timing of the recognition of such capital gains. Our Board is charged with protecting our stockholders’ interests by monitoring how the Adviser addresses these and other conflicts of interest associated with its management services and compensation.
The part of the management and incentive fees payable to Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as a market discount, debt instruments with PIK interest, preferred stock with PIK dividends, zero-coupon securities, and other deferred interest instruments and may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to give rise to a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we will accrue the interest over the life of the investment, but we will not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Adviser is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
•Conflicts related to other arrangements with the Adviser or its affiliates.
We have entered into a license agreement with LS BDC Adviser, LLC under which we received a non-exclusive, royalty-free license to use the name “Lafayette Square.” In addition, we pay to the Administrator our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our chief financial officer and chief compliance officer. These arrangements create conflicts of interest that our Board must monitor.
Our ability to enter into transactions with our affiliates will be restricted.
We will be prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of our independent directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act. As such we will generally be prohibited from buying or selling any securities from or to such affiliate on a principal basis, absent the prior approval of our Board and, in some cases, the SEC. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which in certain circumstances could include investments in the same portfolio company (whether at the same or different times to the extent the transaction involves a joint investment), without prior approval of our Board and, in some cases, the SEC. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.
The SEC has interpreted the BDC regulations governing transactions with affiliates to prohibit certain joint transactions involving entities that share a common investment adviser. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company that is controlled by a fund managed by the Adviser or their respective affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, invest alongside our Adviser’s and/or its affiliates’ Other Clients, including the Other Lafayette Square BDCs, in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance, and exemptive relief orders. However, although the Adviser seeks to allocate investment opportunities fairly in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. We have applied for exemptive relief to co-invest with affiliates of our Adviser in privately negotiated transactions. We can offer no assurance that such relief will be granted.
In situations when co-investment with affiliates’ Other Clients is not permitted under the 1940 Act and related rules, existing or future staff guidance, or the terms and conditions of exemptive relief granted to us by the SEC (as discussed above), our Adviser will need to decide which client or clients will proceed with the investment. Generally, we will not be entitled to make a co-investment in these circumstances and, to the extent that another client elects to proceed with the investment, we will not be permitted to participate. Moreover, except in certain circumstances, we will not invest in any issuer in which an affiliate’s other client holds a controlling interest.
The recommendations given to us by our Adviser may differ from those rendered to the Other Lafayette Square BDCs.
Our Adviser and its affiliates may give advice and recommend securities to Other Lafayette Square BDCs, which may differ from the advice given to, or securities recommended or bought for, us even though such Other Lafayette Square BDCs’ investment objectives may be similar to ours.
Shares of our Common Stock are illiquid investments for which there is not a secondary market.
We do not know at this time what circumstances will exist in the future, and therefore we do not know what factors our Board will consider in contemplating an Exchange Listing or other Liquidity Event in the future. As a result, even if we do complete a Liquidity Event to establish a secondary market for shares of our Common Stock, you may not receive a return of all of your invested capital. If we do not successfully complete a Liquidity Event, liquidity for your shares of Common Stock may be limited to participation in any repurchase offers that our Board may determine to conduct, which we do not currently intend to conduct. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount, repurchases of shares of Common Stock would generally be made on a pro-rata basis (based on the number of shares of Common Stock put to us for repurchases), not on a first-come, first-served basis.
Even if we undertake a Liquidity Event, we cannot assure you a public trading market will develop or, if one develops, that such trading market can be sustained. Shares of companies offered in an initial public offering or a Liquidity Event often trade at a discount to the initial offering price due to underwriting discounts and related offering expenses. In addition, following a Liquidity Event, shareholders may be restricted from selling or disposing of their shares of Common Stock by applicable securities laws, contractually by a lock-up agreement with the underwriters of a Liquidity Event and contractually through restrictions contained in the subscription agreement in respect of shares of our Common Stock. Also, shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per Share may decline. We cannot predict whether shares of our Common Stock, if listed on a national securities exchange, will trade at, above, or below net asset value.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
The business of identifying and structuring investments of the types contemplated by the Company is competitive and involves a high degree of uncertainty. The Company will be competing for investments with other investment funds, as well as more traditional lending institutions and private credit-focused competitors. Over the past several years, an increasing number of funds have been formed, with investment objectives similar to, or overlapping with, those of the Company (and many such existing funds have grown substantially in size). In addition, other firms and institutions are seeking to capitalize on the perceived opportunities with vehicles, funds, and other products that are expected to compete with the Company for investments. Other shareholders may make competing offers for investment opportunities that we identify. Even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of the Adviser. Some of our competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages over the Company. In addition, issuers may prefer to take advantage of favorable high-yield markets and issue subordinated debt in those markets, which could result in fewer credit investment opportunities for the Company. In addition to competition from other shareholders, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate. We can offer no assurance that the Company will be successful in obtaining suitable investments, or that if we make such investments, the objectives of the Company will be achieved.
We will be subject to corporate-level income tax if we are unable to qualify as a RIC.
In order to qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification, and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders distributions for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for distributions paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders, the amount of our distributions, and the amount of funds available for new investments. Such a failure would have a material adverse effect on our stockholders and us. See “Item 1. Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”
We will need to raise additional capital to grow because we must distribute most of our income.
We will need additional capital to fund new investments and grow our portfolio of investments. We intend to access the capital markets periodically to issue debt or equity securities (although we do not intend to issue preferred stock within one year of the Effective Date) or borrow from financial institutions in order to obtain such additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets, or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to grow. In addition, we will be required to distribute each taxable year an amount at least equal to 90% of the sum of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, or investment company taxable income, determined without regard to any deduction for distributions paid as distributions for U.S. federal income tax purposes, to our stockholders to maintain our ability to be subject to tax as a RIC. As a result, these earnings are not available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings if any. This would have an adverse effect on the value of our securities. If we are not able to raise capital and are at or near our targeted leverage ratios, we may receive smaller allocations, if any, on new investment opportunities under the Adviser’s allocation policies and procedures.
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as a market discount, debt instruments with PIK interest, preferred stock with PIK dividends and zero-coupon securities. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible, and the Adviser will have no obligation to refund any fees it received in respect of such accrued income.
The higher interest rates of PIK loans reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans. PIK loans may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. Market prices of zero-coupon or PIK securities are affected to a greater extent by interest rate changes and may be more volatile than securities that pay interest periodically and in cash. PIKs are usually less volatile than zero-coupon bonds, but more volatile than cash pay securities. Because original issue discount income is accrued without any cash being received by us, required cash distributions may have to be paid from offering proceeds or the sale of our assets without investors being given any notice of this fact. The deferral of PIK interest increases the loan-to-value ratio, which is a measure of the riskiness of a loan. Even if the accounting conditions for income accrual are met, the borrower could still default when our actual payment is due at the maturity of the loan.
Since in certain cases we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirement in a given taxable year to distribute to our stockholders distributions for U.S. federal income tax purposes an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, to our stockholders to qualify and maintain our ability to be subject to tax as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital, or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. See “Item 1. Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
We do not expect to be treated initially as a “publicly offered regulated investment company.” Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (1) shares of our Common Stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (2) shares of our Common Stock being continuously offered pursuant to a public offering (within the meaning of Section 4 of the Securities Act) or (3) shares of our Common Stock being treated as regularly traded on an established securities market, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust, or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under Section 68 of the Code. See “Item 1. Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, our need to raise additional capital exposes us to risks, including the typical risks associated with leverage.
We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% (equivalent to $2 of debt outstanding for each $1 of equity) of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we fail to comply with certain disclosure requirements, our asset coverage ratio under the 1940 Act would be 200%, which would decrease the amount of leverage we are able to incur. If the value of our assets declines, we may be unable to satisfy the applicable asset coverage ratio. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Also, any amounts that we use to service our indebtedness would not be available for distributions to holders of shares of our Common Stock. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.
In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions, or adopt investment strategies. If we issue preferred stock, which is another form of leverage, the preferred stock would rank “senior” to Common Stock in our capital structure, preferred stockholders would have separate voting rights on certain matters and might have other rights, preferences, or privileges more favorable than those of our common stockholders, and the issuance of preferred stock could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Stock or otherwise be in the best interest of our common stockholders. Holders of our Common Stock will directly or indirectly bear all of the costs associated with offering and servicing any preferred stock that we issue. In addition, any interests of preferred stockholders may not necessarily align with the interests of holders of our Common Stock, and the rights of holders of shares of preferred stock to receive distributions would be senior to those of holders of shares of Common Stock. We do not, however, anticipate issuing preferred stock in the next 12 months.
We are not generally able to issue and sell our Common Stock at a price below net asset value per share. We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then-current net asset value per share of our Common Stock if our Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Stock or senior securities convertible into, or exchangeable for, our Common Stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our Common Stock might experience dilution.
We intend to finance a portion of our investments with borrowed money, which will magnify the potential for gain or loss on amounts invested and may increase the risk of investing in us.
The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of the market and other factors. We cannot assure you that we will be able to obtain credit at all or on terms acceptable to us. For example, due to the interplay of the 1940 Act restrictions on principal and joint transactions and the U.S. risk retention rules adopted pursuant to Section 941 of the Dodd-Frank Act, as a BDC, we are limited in our ability to enter into any securitization transactions. We cannot assure you that the SEC or any other regulatory authority will modify such regulations or provide administrative guidance that would give us greater flexibility to enter into securitizations. We may issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities will have fixed dollar claims on our assets that are superior to the claims of our common stockholders, and we would expect such lenders to seek recovery against our assets in the event of a default. We may pledge up to 100% of our assets, may grant a security interest in all of our assets, and may pledge the right to make capital calls of stockholders under the terms of any debt instruments we may enter into with lenders. Under the terms of any credit facility or debt instrument we enter into, we are likely to be required to comply with certain financial and operational covenants. Failure to comply with such covenants could result in a default under the applicable credit facility or debt instrument if we are unable to obtain a waiver from the applicable lender or holder, and such lender or holder could accelerate repayment under such indebtedness and negatively affect our business, financial condition, results of operations and cash flows. In addition, under the terms of any credit facility or other debt instrument we enter into, we are likely to be required by its terms to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause our net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our equity stake in a leveraged investment. Similarly, any decrease in our net investment income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make distributions on our Common Stock or any outstanding preferred stock. Our ability to service our debt depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. Our common stockholders bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to the Adviser.

We will be subject to risks associated with any credit facility.
We anticipate that a direct subsidiary of ours or we may enter into one or more senior secured revolving credit facilities. Under any credit facility, we will be subject to a variety of risks, including those set forth below.
•Our interests in any subsidiary that enters into a credit facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
We would consolidate the financial statements of any such subsidiary in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in the credit facility. We would receive cash distributions on our equity interests in any such subsidiary only if such a subsidiary had made all required cash interest payments to the lenders, and no default exists under the credit facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
We would receive cash from any such subsidiary only to the extent that we would receive distributions on our equity interests in such subsidiary. Any such subsidiary would be able to make distributions on its equity interests only to the extent permitted by the payment priority provisions of the credit facility. We expect that the credit facility would generally provide that payments on such interests may not be made on any payment date unless all amounts owing to the lenders and other secured parties are paid in full. In addition, if such a subsidiary would not meet the borrowing base test set forth in the credit facility documents, a default would occur. In the event of a default under the credit facility, cash would be diverted from us to pay the lender and other secured parties until they are paid in full. In the event that we fail to receive cash from such subsidiary, we would be unable to make distributions to our stockholders in amounts sufficient to maintain our status as a RIC, or at all. We also could be forced to sell investments in portfolio companies at less than their fair value in order to continue making such distributions.
Our equity interests in any such subsidiary would rank behind all of the secured and unsecured creditors, known or unknown, of such subsidiary, including the lenders in the credit facility. Consequently, to the extent that the value of such subsidiary’s portfolio of loan investments would have been reduced as a result of conditions in the credit markets, defaulted loans, capital gains, and losses on the underlying assets, prepayment, or changes in interest rates, the return on our investment in such subsidiary could be reduced. Accordingly, our investment in such subsidiary may be subject to up to a complete loss.
•Our ability to sell investments held by any subsidiary that enters into a credit facility would be limited.
We expect that a credit facility would place significant restrictions on our ability, as servicer, to sell investments. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
•Any inability to renew, extend, or replace a credit facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
There can be no assurance that we would be able to renew, extend, or replace any credit facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend, or replace the credit facility would be constrained by then-current economic conditions affecting the credit markets. In the event that we were not able to renew, extend or replace the credit facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders, and our ability to qualify as a RIC.
Our Shareholders may fail to fund their Capital Commitments when due.
We call only a limited amount of Capital Commitments from shareholders in the Private Offering of shares of our Common Stock upon each drawdown notice. The timing of drawdowns may be difficult to predict, requiring each shareholder to maintain sufficient liquidity until its Capital Commitments to purchase shares of Common Stock are fully funded. We may not call a shareholder’s entire Capital Commitment prior to the end of our Investment Period.

Although the Adviser will seek to manage our cash balances so that they are appropriate for our investments and other obligations, the Adviser’s ability to manage cash balances may be affected by changes in the timing of investment closings, our access to leverage, defaults by our shareholders, late payments of drawdown purchases and other factors.
In addition, we can offer no assurance that all shareholders will satisfy their respective Capital Commitments. To the extent that one or more shareholders does not satisfy its or their Capital Commitments when due or at all, there could be a material adverse effect on our business, financial condition and results of operations, including an inability to fund our investment obligations, make appropriate distributions to our stockholders or to satisfy applicable regulatory requirements under the 1940 Act. If a shareholder fails to satisfy any part of its Capital Commitment when due, other stockholders who have an outstanding Capital Commitment may be required to fund such Capital Commitment sooner than they otherwise would have absent such default. We cannot assure you that we will recover the full amount of the Capital Commitment of any defaulting shareholder.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Regulation as a Business Development Company — Qualifying Assets.”
In the future, we believe that most of our investments will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments, and even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Failure to qualify as a BDC would decrease our operating flexibility.
If we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act, which would significantly decrease our operating flexibility.
The majority of our portfolio investments are recorded at fair value as determined in good faith by our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by our Board, including to reflect significant events affecting the value of our securities. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
In connection with the determination of the fair value of our investments, investment professionals from the Adviser may provide our Board with portfolio company valuations based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s base management fee is based, in part, on our average adjusted gross assets, and our incentive fees will be based, in part, on unrealized losses.

We intend to retain the services of several independent service providers to review the valuation of these securities. The valuation for each portfolio investment for which a market quote is not readily available will be reviewed by an independent valuation firm on a quarterly basis. Investments that have been completed within the past three months will be fair valued approximating cost unless there has been a material event. The types of factors that our Board may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity, and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
We adjust quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our shares) the valuation of our portfolio to reflect our Board’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
Our Board may change our investment objective, operating policies, and strategies without prior notice or stockholder approval.
Our Board has the authority, except as otherwise provided in the 1940 Act, to modify or waive our investment objective and certain of our operating policies and strategies without prior notice and without stockholder approval. However, absent stockholder approval, we may not change the nature of our business so as to cease to be or withdraw our election as a BDC. We cannot predict the effect any changes to our current investment objective, operating policies, and strategies would have on our business, operating results, and the value of our Common Stock. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions.
Provisions of the DGCL and of our Charter and Bylaws could deter takeover attempts and have an adverse effect on the price of shares of Common Stock.
The DGCL contains provisions that may discourage, delay, or make more difficult a change in control of us or the removal of our directors. Our Charter and Bylaws contain provisions that limit liability and provide for indemnification of our directors and officers. These provisions and others which we may adopt also may have the effect of deterring hostile takeovers or delaying changes in control or management. We are subject to Section 203 of the DGCL, the application of which is subject to any applicable requirements of the 1940 Act. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting stock, either individually or together with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our Board will adopt a resolution exempting from Section 203 of the DGCL any business combination between us and any other person, subject to prior approval of such business combination by our Board, including approval by a majority of our directors who are not “interested persons.” If our Board does not adopt or adopts but later repeals such resolution exempting business combinations, or if our Board does not approve a business combination, Section 203 of the DGCL may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our Charter that classify our Board in three classes serving staggered three-year terms, and provisions of our Charter authorizing our Board to classify or reclassify shares of our preferred stock in one or more classes or series, to cause the issuance of additional shares of our stock, and to amend our Charter, without stockholder approval, to increase or decrease the number of shares of stock that we have authority to issue. These provisions, as well as other provisions we have adopted in our Charter and Bylaws, may delay, defer or prevent a transaction or a change in control in circumstances that could give our stockholders the opportunity to realize a premium of the net asset value of shares of our Common Stock.
Each of the Adviser and the Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations.

The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, and the Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notes, in each case whether we have found a replacement or not. If the Adviser or Administrator resigns, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected, and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser or Administrator and their respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure by us to develop effective internal controls over financial reporting in accordance with Section 404 could have a material adverse effect on our business and the value of our Common Stock.
We have not previously been required to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act. We will not be required to comply with all of the requirements under Section 404 until we have been subject to the reporting requirements of the Exchange Act for a specified period of time. Accordingly, our internal controls over financial reporting may not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and will establish formal procedures, policies, processes, and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact, and linkage of those risks to specific areas and activities within our organization.
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting, or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of shareholder confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if our independent registered public accounting firm or we were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed, and we could fail to meet our financial reporting obligations.
We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Common Stock and our ability to pay distributions.
The operations of the Company, the Adviser, the Administrator, and any third-party service provider to any of the foregoing are susceptible to risks from cybersecurity attacks and incidents due to reliance on the secure processing, storage, and transmission of confidential and other information in the relevant computer systems and networks. In particular, cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. These attacks could involve gaining unauthorized access to information systems for purposes of misappropriating assets, stealing confidential information, corrupting data, or causing operational disruption and result in disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection, and insurance costs, litigation, and damage to our business relationships, any of which could have a material adverse effect on our business, financial condition and results of operations. We, the Adviser and the Administrator, must each continuously monitor and innovate our cybersecurity to protect our technology and data from corruption or unauthorized access. In addition, due to the use of third-party vendors, agents, exchanges, clearinghouses, and other financial institutions and service providers, we, the Adviser, and the Administrator could be adversely impacted if any of us are subject to a successful cyber-attack or another breach of our information. Although we, the Adviser and the Administrator, have developed protocols, processes, internal controls, and other protective measures to help mitigate cybersecurity risks and cyber intrusions, these measures, as well as our increased awareness of the nature and extent of the risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident. If any of the foregoing events occur, the confidential and other information of the Company, the Adviser, and the Administrator could be compromised. Such events could also cause interruptions or malfunctions in the operations of the Company, the Adviser or the Administrator, and in particular, the Adviser’s investment activities on our behalf and the provision of administrative services to us by the Administrator. The increased use of mobile and cloud technologies can heighten these and other operational risks.
We, the Adviser and the Administrator currently or in the future are expected to routinely transmit and receive personal, confidential, and proprietary information by email and other electronic means. We, the Adviser and the Administrator, have discussed and worked with clients, vendors, service providers, counterparties, and other third parties to develop secure transmission capabilities and protect against cyber-attacks. However, we, the Adviser, and the Administrator may not be able to ensure secure capabilities with all of our clients, vendors, service providers, counterparties, and other third parties to protect the confidentiality of the information.
In addition, the systems and technology resources used by us, our Adviser, our Administrator, and our and their respective affiliates could be strained by extended periods of remote working by our Adviser, our Administrator, and their affiliate’s employees and such extended remote working could introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts.
Risks relating to compliance with the AIFMD
The European Union Directive on Alternative Investment Fund Managers (the “AIFMD” or the “Directive”) regulates and imposes regulatory obligations in respect of the marketing in the European Economic Area (the “EEA”) by alternative investment fund managers (each an “AIFM”) (whether established in the EEA or elsewhere) of alternative investment funds (each an “AIF”) (whether established in the EEA or elsewhere). For these purposes, the Adviser is a non-EEA AIFM, and we are a non-EEA AIF. Each European jurisdiction that has implemented the Directive has implemented a new and, in most cases, a more restrictive private placement regime in connection with the implementation of the Directive.
The AIFMD could have an adverse effect on the Adviser and us by, among other things, increasing the regulatory burden and costs of doing business in EEA member states. Except in limited circumstances, a non-EEA AIFM marketing its AIF to prospective EEA investors will be required to satisfy extensive disclosure obligations, including periodic disclosures to EEA regulators. The AIFMD could also limit the Adviser’s operating flexibility and our investment opportunities.
There is little guidance and limited market practice that has developed in respect to the AIFMD. Many of the provisions of the AIFMD require the adoption of delegated acts and regulatory technical standards, as well as the establishment of guidelines. Some, but not all, EEA member states have published the relevant acts, standards, and guidelines. Where these acts, standards, and guidelines have been implemented, their practical application is still uncertain. As such, it is difficult to predict the precise impact of the AIFMD on the Adviser and us. Any regulatory changes arising from the transposition of the AIFMD into national law that impair the ability of the Adviser to manage us or our investments, or limit the Adviser’s ability to market the Common Stock in the future, may materially adversely affect our ability to carry out our investment approach and achieve our investment objectives.

The Adviser is not subject to the requirements of the Directive to have additional own funds and/or professional indemnity insurance to cover potential liability risks arising from the professional negligence of the Adviser.
Risks Relating to Our Investments
Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.
Many of our portfolio companies are susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income, and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets, or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by other lenders or us could lead to defaults and, potentially, termination of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, lenders in certain cases can be subject to lender liability claims for actions taken by them when they become too involved in the borrower’s business or exercise control over a borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken if we render managerial assistance to the borrower.
Limitations of investment due diligence expose us to investment risk.
Our due diligence may not reveal all of a portfolio company’s liabilities and may not reveal other weaknesses in its business. We can offer no assurance that our due diligence processes will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, our Adviser will assess the strength and skills of the company’s management and other factors that it believes are material to the performance of the investment.
In making the assessment and otherwise conducting customary due diligence, our Adviser will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities.
We may make investments in or loans to companies that are not subject to public company reporting requirements, including requirements regarding the preparation of financial statements, and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Adviser to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on and effectively monitor investments may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.
We may invest in distressed or highly leveraged companies, which could cause you to lose all or part of your investment.
We may make investments in restructurings that involve, or otherwise invest in, the debt securities of portfolio companies that are experiencing or are expected to experience severe financial difficulties. These severe financial difficulties may never be overcome and may cause such portfolio companies to become subject to bankruptcy proceedings. As such, these investments could subject us to certain additional potential liabilities that may exceed the value of our original investment. Under certain circumstances, payments to us may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance, a preferential payment, or a similar transaction under the applicable bankruptcy and insolvency laws. In addition, under certain circumstances, a lender that has inappropriately exercised control of the management and policies of a debtor may have its claims subordinated or disallowed or may be found liable for damages suffered by parties as a result of such actions.
We may also invest in highly leveraged companies. Investments in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion, or maintain their competitive position.
Our debt investments may be risky, and we could lose all or part of our investments.
The debt instruments in which we invest are typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services), which under the guidelines established by these entities is an indication of having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above-average amount of risk and volatility or loss of principal.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by other lenders or us could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
Because we intend to invest primarily in the Target Region, adverse developments in the Target Region will have a greater adverse effect on the value of our portfolio compared to BDCs and other investment vehicles that invest across several geographic regions.
We intend to invest principally in companies that are primarily domiciled, headquartered and/or have a significant operating presence in the Target Region, which we define as the states of New York, New Jersey, Pennsylvania and Connecticut Accordingly, negative developments in the Target Region, such as tax, legislative, or political changes, will adversely impact our investments or the investments that are available to us.
Key industries in the Target Region include business services, including healthcare, professional, financial, and educational services, as well as retail, manufacturing, tourism, and agriculture. As a result, the economies of states in the Target Region were hard hit by the Coronavirus pandemic and related business shutdowns, and they remain susceptible to infectious disease outbreaks in the future. The Coronavirus pandemic and related business shutdowns caused economic activity in the Target Region to drop abruptly and dramatically in 2020. States and municipalities in the Target Region are subject to a relatively high cost of living and high state and local tax rates as compared to other U.S. regions, and such jurisdictions may increase state and local taxes in the future in response to budget shortfalls or general declines in economic activity.
In addition, many of the population centers in the Target Region are susceptible to severe weather conditions and natural disasters, including seasonal flooding, droughts and hurricanes. Any of these conditions may have a negative impact on the businesses in which we invest. Large cities in the Target Region, due to their economic and cultural significance, also face a high threat of terrorist attack as compared to other U.S. regions. To the extent that companies located in the Target Region are disproportionately harmed by adverse political changes, disease outbreak, severe weather, natural disasters, or terrorist attacks, we may face severe declines in our investment performance and net asset value as compared to BDCs and other investment vehicles that invest across several geographic regions.
We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by an issuer may adversely and permanently affect the issuer. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs of a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for the classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may recharacterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.
Our investments in private and middle market portfolio companies are risky, and you could lose all or part of your investment.
Investments in private and middle market companies involve a number of significant risks. Generally, little public information exists about these companies, and we rely on the ability of the Adviser’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If the Adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments. Middle market companies generally have less predictable operating results and may require substantial additional capital to support their operations, finance expansion, or maintain their competitive position. Middle market companies may have limited financial resources, may have difficulty accessing the capital markets to meet future capital needs, and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, such companies typically have shorter operating histories, narrower product lines, and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation, or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors, and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.
Subordinated liens on collateral securing debt investments that we make in our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of such collateral may not be sufficient to repay in full both the first priority creditors and us.
Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing the senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers, and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any. Similarly, investments in “last out” pieces of tranched first-lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first-out” piece of the same tranched loan with respect to payment of principal, interest, and other amounts.

We may also make unsecured debt investments in portfolio companies, meaning that such investments will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured debt agreements. The holders of obligations secured by such liens will generally control the liquidation of and be entitled to receive proceeds from any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers, and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured debt obligations after payment in full of all secured debt obligations. If such proceeds were not sufficient to repay the outstanding secured debt obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the debt investments we make in our portfolio companies with senior debt outstanding, or first-out pieces of tranched first-lien debt, may also be limited pursuant to the terms of one or more inter-creditor agreements that we enter into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.
The lack of liquidity in our investments may adversely affect our business.
Our investments will be illiquid in most cases, and we can offer no assurance that we will be able to realize on such investments in a timely manner. A substantial portion of our investments in leveraged companies are and will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we, the Adviser, or any of its affiliates have material nonpublic information regarding such portfolio company.
In addition, we generally expect to invest in securities, instruments, and assets that are not and are not expected to become publicly traded. We will generally not be able to sell securities publicly unless the sale is registered under applicable securities laws or unless an exemption from such registration requirements is available.
Investments may be illiquid and long-term. Illiquidity may result from the absence of an established or liquid market for investments as well as legal and contractual restrictions on their resale by us. It is generally expected that we will hold assets to maturity, and the amount of “discretionary sales” of investments generally will be limited. Our investment in illiquid investments may restrict its ability to dispose of investments in a timely fashion and for a fair price. Furthermore, we likely will be limited in our ability to sell investments because Lafayette Square and its affiliates may have material, non-public information regarding the issuers of such loans or investments or as a result of other Lafayette Square policies. This limited ability to sell investments could materially adversely affect our investment results. As a result, our exposure to losses, including a potential loss of principal, as a result of which you could potentially lose all or a portion of your investment in the Company, may be increased due to the illiquidity of our investments generally.
In certain cases, we may also be prohibited by contract from selling our investments for a period of time or otherwise be restricted from disposing of our investments. Furthermore, certain types of investments expected to be made may require a substantial length of time to realize a return or fully liquidate. We may exit some investments through distributions in kind to the stockholders, after which such exit you will still bear the risks associated with holding the securities and must make your own disposition decisions.
Given the nature of the investments contemplated by the Company, there is a material risk that we will be unable to realize our investment objectives by sale or other disposition at attractive prices or will otherwise be unable to complete any exit strategy. In particular, this risk could arise from changes in the financial condition or prospects of the portfolio company in which the investment is made, changes in national or international economic conditions, changes in debt and equity capital markets, and changes in laws, regulations, fiscal policies or political conditions of countries in which investments are made.
In connection with the disposition of an investment in a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company or may be responsible for the contents of disclosure documents under applicable securities laws. We may also be required to indemnify the purchasers of such investment or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate, or misleading. These arrangements may result in contingent liabilities, for which we may establish reserves or escrows. However, we can offer no assurance that we will adequately reserve for our contingent liabilities and that such liabilities will not have an adverse effect on us. Such contingent liabilities might ultimately have to be funded by proceeds, including the return of capital, from our other investments.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized depreciation.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board. As part of the valuation process, we may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of the portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our prospective portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.
The portfolio companies in which we expect to invest may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our prospective portfolio companies may prepay loans, which may reduce our yields if capital returned to us cannot be invested in transactions with equal or greater expected yields.

The loans in our investment portfolio may be prepaid at any time, generally with little advance notice. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such a company the ability to replace existing financing with less expensive capital. As market conditions change, we do not know when, and if, prepayment may be possible for each portfolio company. In some cases, the prepayment of a loan may reduce our achievable yield if the capital returned to us cannot be invested in transactions with equal or greater expected yields, which could have a material adverse effect on our business, financial condition, and results of operations.
Our investments in portfolio companies may expose us to environmental risks.
We may invest in portfolio entities that are subject to changing and increasingly stringent environmental and health and safety laws, regulations, and permit requirements and environmental costs that could place increasing financial burdens on such portfolio entities. Required expenditures for environmental compliance may adversely impact investment returns on portfolio entities. The imposition of new environmental and other laws, regulations, and initiatives could adversely affect the business operations and financial stability of portfolio entities.
There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements, or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio investment or potential investments. President Biden has publicly endorsed greater environmental regulation which may impose significant compliance costs and complicate existing operations. In addition, state governments located in the Target Region tend to impose more stringent environmental regulations than many other state governments. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio investments will not cause injury to the environment or to people under all circumstances or that the portfolio investments will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on an investment, and we can offer no assurance that the portfolio investments will at all times comply with all applicable environmental laws, regulations and permit requirements.
We have not yet identified all of the portfolio company investments we will acquire.
We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle market companies require substantial due diligence and structuring, and we cannot assure you that we will achieve our anticipated investment pace. The Adviser selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities, and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited with respect to the proportion of our assets that may be invested in securities of a single issuer.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the Code, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.

Our portfolio may initially be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
During the period of time in which we are deploying our initial capital, our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. For example, although we may classify the industries of our portfolio companies by end-market (such as health market or business services) and not by the products or services (such as software) directed to those end-markets, some of our portfolio companies may principally provide software products or services, which exposes us to downturns in that sector. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options, or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have the discretion to make follow-on investments, subject to the availability of capital resources, and certain limitations on co-investment with affiliates under the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful portfolio company. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk because we prefer other opportunities, or because of regulatory or other considerations. Our ability to make follow-on investments may also be limited by the Adviser’s allocation policies and procedures.
Because we generally do not hold controlling equity interests in our portfolio companies, we may not be able to control our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.
To the extent that we do not hold controlling equity interests in portfolio companies, we will have a limited ability to protect our position in such portfolio companies. We may also co-invest with third parties through partnerships, joint ventures, or other entities. Such investments may involve risks in connection with such third-party involvement, including the possibility that a third-party co-investor may have economic or business interests or goals that are inconsistent with ours or may be in a position to take (or block) action in a manner contrary to our investment objective. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.
We can offer no assurance that portfolio company management will be able to operate their companies in accordance with our expectations.
The day-to-day operations of each portfolio company in which we invest will be the responsibility of that portfolio company’s management team. Although we will be responsible for monitoring the performance of each investment and generally intend to invest in portfolio companies operated by strong management, we can offer no assurance that the existing management team, or any successor, will be able to operate any such portfolio company in accordance with our expectations. We can offer no assurance that a portfolio company will be successful in retaining key members of its management team, the loss of whom could have a material adverse effect on us. Although we generally intend to invest in companies with strong management teams and defensible market positions, we can offer no assurance that the existing management of such companies will continue to operate a company successfully.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies, and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
We may invest a portion of our capital in second lien and subordinated loans issued by our portfolio companies. Our portfolio companies may have, or be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to a greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event of and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization, or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us where we are the junior creditor. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization, or bankruptcy of the relevant portfolio company.
Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing the senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers, and other factors. Similarly, investments in “last out” pieces of tranched first-lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first-out” piece of the same tranched first-lien loan with respect to payment of principal, interest, and other amounts. We can offer no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens or the “last out” pieces of the tranched first-lien loans after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens or the “last out” pieces of unitranche loans, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.
We may make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of and be entitled to receive proceeds from any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers, and other factors. We can offer no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all loans secured by collateral. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing any junior priority loans, including any “last out” pieces of tranched first-lien loans, we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into (or the absence of an intercreditor agreement) with the holders of senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;

•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
•we may not have the ability to control or direct such actions, even if our rights as junior lenders are adversely affected.
The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
Under the Investment Advisory Agreement, the Adviser does not assume any responsibility to us other than to render the services called for under that agreement, and it is not responsible for any action of our Board in following or declining to follow the Adviser’s advice or recommendations. Under the terms of the Investment Advisory Agreement, the Adviser, its officers, members, personnel, and any person controlling or controlled by the Adviser are not liable to us, any subsidiary of ours, our directors, our stockholders, or any subsidiary’s stockholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the Adviser’s duties under the Investment Advisory Agreement. In addition, we have agreed to indemnify the Adviser and each of its officers, directors, members, managers, and employees from and against any claims or liabilities, including reasonable legal fees and other expenses, reasonably incurred, arising out of or in connection with our business and operations or any action taken or omitted on our behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. Under the Administration Agreement, the Administrator and certain specified parties providing administrative services pursuant to that agreement are not liable to our stockholders for or us, and we have agreed to indemnify them for any claims or losses arising out of the good faith performance of their duties or obligations under the Administration Agreement, except those liabilities resulting primarily attributable to gross negligence, willful misconduct, bad faith or reckless disregard of the Administrator’s duties under the Administration Agreement. These protections may lead the Adviser or the Administrator to act in a riskier manner when acting on our behalf than it would when acting for its own account.
We may be subject to risks under hedging transactions.
We may engage in hedging transactions to the limited extent such transactions are permitted under the 1940 Act and applicable commodities laws. Engaging in hedging transactions would entail additional risks to our stockholders. We could, for example, use instruments such as interest rate swaps, caps, collars, and floors. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price. The use of a hedging transaction could involve counterparty credit risk.
The success of any hedging transactions we may enter into will depend on our ability to correctly predict movements in interest rates. Therefore, while we may enter into hedging transactions to seek to reduce interest rate risks, unanticipated changes in interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to (or be able to) establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to the risk of loss. Our ability to engage in hedging transactions may also be adversely affected by rules adopted by the CFTC.
We may not realize gains from our equity investments.

When we invest in unitranche, second lien, and subordinated loans, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will seek to dispose of them and realize gains upon our disposition of them. However, the equity interests we receive may not appreciate in value and may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
We may be subject to risks to the extent we provide managerial assistance to our portfolio companies.
To the extent we participate substantially in the conduct of the management of certain of our portfolio companies, such as designating directors to serve on the boards of directors of certain portfolio companies, such designation of representatives and other measures contemplated could expose our assets to claims by a portfolio company in which we invest, its security-holders and its creditors, including claims that we are a controlling person and thus are liable for securities laws violations of a portfolio company. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against us if a designated director violates their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose us to claims that we have interfered in management to the detriment of a portfolio company.
Risks Relating to Our Common Stock
There is no public market for shares of our Common Stock, and we do not expect there to be a market for our shares.
There is no existing trading market for shares of our Common Stock, and no market for our shares may develop in the future. If developed, any such market may not be sustained. In the absence of a trading market, holders of shares of our Common Stock may be unable to liquidate an investment in our shares.
The shares of our Common Stock have not been registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.
There are restrictions on the ability of holders of our Common Stock to transfer shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment in shares of our Common Stock and the price at which holders may be able to sell the shares.
We are relying on an exemption from registration under the Securities Act and state securities laws in offering shares of our Common Stock pursuant to the Subscription Agreements. As such, absent an effective Registration Statement covering our Common Stock, such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act and with our prior consent. Our Common Stock will have limited transferability, which could delay, defer or prevent a transaction or a change of control of the Company that might involve a premium price for our securities or otherwise be in the best interest of our stockholders.
If the current period of capital markets disruption and economic uncertainty continues for an extended period of time, there is a risk that you may not receive distributions or that our distributions may not grow over time, and a portion of our distributions may be a return of capital.
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Registration Statement, including the Coronavirus pandemic described above. For example, if the temporary closure of many corporate offices, retail stores, and manufacturing facilities and factories in the jurisdictions, including the United States, affected by the Coronavirus pandemic were to continue for an extended period of time, it could result in reduced cash flows to us from our portfolio companies, which could reduce cash available for distribution to our stockholders. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such a portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions may increase a shareholder’s tax liability for capital gains upon the future sale of our Common Stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its shares for less than the original purchase price.
Investing in our Common Stock may involve an above-average degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies involve higher levels of risk, and therefore, an investment in our shares may not be suitable for someone with lower risk tolerance. In addition, our Common Stock is intended for long-term shareholders who can accept the risks of investing primarily in illiquid loans and other debt or debt-like instruments and should not be treated as a trading vehicle.
Our stockholders may experience dilution in their ownership percentage.
Our stockholders do not have preemptive rights to any shares of our Common Stock we issue in the future. To the extent that we issue additional equity interests at or below net asset value, your percentage ownership interest in us may be diluted. In addition, depending upon the terms and pricing of any future sales of Common Stock and the value of our investments, you may also experience dilution in the book value and fair value of your shares.
Under the 1940 Act, we generally are prohibited from issuing or selling shares of our Common Stock at a price below net asset value per share, which may be a disadvantage as compared with certain public companies. We may, however, sell shares of our Common Stock, or warrants, options, or rights to acquire shares of our Common Stock, at a price below the current net asset value of shares of our Common Stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders, including a majority of those stockholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the fair value of such securities (less any distributing commission or discount). If we raise additional funds by issuing shares of our Common Stock or senior securities convertible into, or exchangeable for, shares of our Common Stock, then the percentage ownership of our stockholders at that time will decrease, and you will experience dilution.
Purchases of Common Stock pursuant to the Subscription Agreements will generally be made pro-rata in accordance with the remaining capital commitments of all shareholders. However, we may request capital contributions on a non-pro rata basis in accordance with the terms of the Subscription Agreement. To the extent a shareholder is required to purchase less than its pro-rata share of a drawdown of subscriber capital commitments, such stockholders will experience dilution in their percentage ownership of the Company.
In the event that we enter into a Subscription Agreement with one or more shareholders after the Initial Drawdown, each such shareholder will be required to make Catch-up Purchases on one or more dates to be determined by us. Each Catch-up Purchase will dilute the ownership percentage of all shareholders whose subscriptions were accepted at previous closings. As a result, each subsequent closing after the Initial Closing will result in existing stockholders in the Company experiencing dilution as a result of Catch-up Purchases.
Our stockholders will experience dilution in their ownership percentage if they do not opt-in to our dividend reinvestment plan.
We have an “opt-out” DRIP pursuant to which all distributions declared will be payable in shares of our Common Stock unless stockholders elect to receive their distributions in cash. As a result, our stockholders that do “opt-out” to our DRIP will experience dilution in their ownership percentage of our Common Stock over time. See “Item 9 – Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters–Distribution Policy” and “—Dividend Reinvestment Plan” for a description of our dividend policy and obligations.
Our stockholders may receive shares of our Common Stock as distributions, which could result in adverse tax consequences to them.
In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our Common Stock instead of in cash. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 10% of such dividend, for distributions declared by June 30, 2022, and 20% of such dividends, for distributions declared on or after July 1, 2022 and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our Common Stock. We currently do not intend to pay distributions in shares of our Common Stock.
We may, in the future, determine to issue preferred stock, which could adversely affect the value of shares of Common Stock.
The issuance of preferred stock with dividend or conversion rights, liquidation preferences, or other economic terms favorable to the holders of preferred stock could make an investment in shares of Common Stock less attractive. In addition, the distributions on any preferred stock we issue must be cumulative. Payment of distributions and repayment of the liquidation preference of preferred stock must take preference over any distributions or other payments to holders of Common Stock, and holders of preferred stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible preferred stock that converts into shares of Common Stock). In addition, under the 1940 Act, the preferred stock would constitute a “senior security” for purposes of the 150% asset coverage test.
Shareholders will not have any redemption rights in respect of the Common Stock, and there is no meaningful liquidity risk to manage.
To the extent required by laws implementing the Directive in any relevant EEA member state, the information in respect of the Company required to be disclosed pursuant to Article 23(4) and (5) of the Directive will be made available to each investor as follows:
a)Any new arrangements for managing our liquidity, without undue delay in a disclosure notice delivered to each investor.
b)Our current risk profile and the risk management systems employed by the Adviser to manage those risks, in each annual report.
c)Any changes to the maximum level of leverage which the Adviser may employ on our behalf as well as any right of the reuse of collateral or any guarantee granted under the leveraging arrangement, without undue delay in a disclosure notice delivered to each investor. Please note, we do not intend to employ collateral and asset reuse arrangements.
d)The total amount of leverage employed by us, in each annual report.
General Risk Factors
Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
Social, political, economic and other conditions and events will occur that create uncertainty and have significant impacts on issuers, industries, governments and other systems, including the financial markets, to which the Company and its investments are exposed. In addition, global economies and financial markets are increasingly interconnected, and political, economic and other conditions and events in one country, region, or financial market may adversely impact issuers in a different country, region or financial market. Furthermore, the occurrence of, among other events, natural or man-made disasters, severe weather or geological events, fires, floods, earthquakes, outbreaks of disease (such as COVID-19, avian influenza or H1N1/09), epidemics, pandemics, malicious acts, cyber-attacks, terrorist acts or the occurrence of climate change, may also adversely impact our performance from time to time. Such events may result in, and have resulted in, closing borders, securities exchange closures, health screenings, healthcare service delays, quarantines, cancellations, supply chain disruptions, lower consumer demand, market volatility and general uncertainty. We may be negatively impacted if the value of our portfolio company holdings were harmed by such political or economic conditions or events. Moreover, such negative political and economic conditions may disrupt the processes necessary for our operations. This may create widespread business continuity issues for us and our portfolio companies and heightened cybersecurity, information security and operational risks as a result of, among other things, remote work arrangements.

For example, in December 2019, COVID-19 emerged in China and has since spread rapidly to other countries, including the United States. This outbreak has led, and for an unknown period of time will continue to lead, to disruptions in local, regional, national and global markets and economies affected thereby. Many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. While several countries, as well as certain states in the United States, have liberalized public health restrictions as to further reopen their economies, recurring COVID-19 outbreaks have led to the re-introduction of such restrictions in certain states in the United States and globally and could continue to lead to the re-introduction of such restrictions elsewhere. With respect to the U.S. credit markets (in particular for middle market loans), this outbreak has resulted in, and until fully resolved is likely to continue to result in, the following, among other things: (i) government imposition and/or re-imposition of various forms of shelter-in-place orders and the closing of “non-essential” businesses, resulting in significant disruption to the businesses of many middle-market loan borrowers including supply chains, demand and practical aspects of their operations, as well as furloughs or lay-offs of employees (while such measures are hoped to be temporary, their impact may persist or become permanent); (ii) increased draws by borrowers on revolving lines of credit; (iii) increased requests by borrowers for amendments, forbearance agreements and waivers of provisions of their credit agreements in order to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans; (iv) volatility and disruption of these markets including greater volatility in pricing and spreads and difficulty in valuing loans during periods of increased volatility, and liquidity issues; and (v) rapidly evolving proposals and/or actions by state and federal governments to address problems in functioning of the markets and by businesses and the economy in general which will not necessarily adequately address the problems facing the loan market and middle market businesses. The COVID-19 outbreak is having, and any future outbreaks could have, an adverse impact on the markets and the economy in general, which could have a material adverse impact on, among other things, the ability of lenders to originate loans, the volume and type of loans originated, and the volume and type of amendments and waivers granted to borrowers and remedial actions taken in the event of a borrower default, each of which could negatively impact the amount and quality of loans available for investment by us and returns to us, among other things.
The COVID-19 outbreak has resulted in, and is likely to continue to result in, the following:
•imposition by various local, state, and federal governmental authorities of travel restrictions, business and school closures, and other quarantine measures, resulting in significant disruption to the businesses of many middle market companies, including supply chains, demand and practical aspects of operations, as well as in lay-offs or furloughs of employees and deferral of capital expenditures; while these effects are hoped to be temporary, some effects will become permanent;
•potential adverse impacts on the ability of borrowers to meet loan covenants, post margin or repay loans on a timely basis and on the value of their collateral;
•increased draws by borrowers on revolving lines of credit, with respect to which lenders, including the Company, may be unable to refuse funding without the Company being in default and suffering financial penalties;
•increased requests by borrowers for amendments and waivers of their credit agreements to avoid default, increased defaults by such borrowers and/or increased difficulty in obtaining refinancing at the maturity dates of their loans;
•increased disputes with counterparties who assert that failure to perform (or delay in performing) should be excused under so-called “material adverse change,” force majeure, or other similar provisions in such contracts;
•volatility and disruption of markets, including greater volatility in pricing and spreads, difficulty in valuing loans, and liquidity issues;
•reduction in certain interest rates by the U.S. Federal Reserve and other central banks and decreased or negative LIBOR;
•unfavorable economic conditions that increase borrowers’ funding costs, limit borrowers’ access to the capital markets or cause lenders not to extend credit to borrowers; and

•actions by local, state, and federal governments to address emerging problems that do not adequately address the problems in the loan market and confronting middle market companies.
In this environment, governments have and may continue to intervene or regulate business and/or change the law, including by requiring lenders such as the Company to waive payment defaults by borrowers, defer maturities on loans and/or cancel or delay foreclosures on a borrower’s assets, any of which could have a material adverse effect on the Company and its investments. The ability of borrowers or the Company to perform their obligations under contracts may be adversely affected by further outbreaks of COVID-19 or other infectious disease and the resulting economic impact. Such developments may raise concerns over whether such failure to perform (or delay in performing) might be excused under so-called “material adverse change,” force majeure or similar provisions in the relevant contracts. As a result, borrowers, counterparties, and service providers to the Company may fail to perform (or delay the performance of) their obligations to the Company, some expected transactions may not close on time or at all, the Company, the Adviser, or a borrower may be forced (or may elect) to breach certain agreements, and any of such events could have a material adverse effect on the Company and its investments.
We are operating in a period of capital market disruption and economic uncertainty. The conditions have materially and adversely affected debt and equity capital markets in the United States, and any future disruptions or instability in capital markets may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability for a variety of reasons including, for example the COVID-19 pandemic described in the previous risk factor. Substantial market disruptions and instability have also occurred in the capital markets in the past and may occur in the future. For example, from 2008 to 2009, the global capital markets were unstable, as evidenced by the lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market, and the failure of major financial institutions.
The U.S. government is now under a new administration, which creates uncertainty with respect to the policies that will be adopted by the new government and the expansiveness of its mandate. Despite the actions of the U.S. federal government and various foreign governments, events related to COVID-19 contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance that adverse market conditions will not repeat themselves in the future. Furthermore, the uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs have caused disruptions in the global markets, and we cannot assure you that these market conditions will not continue or worsen in the future. Terrorist acts, acts of war, natural disasters, or disease outbreaks, pandemics, or other public health crises may cause periods of market instability and volatility and may disrupt the operations of us and our portfolio companies for extended periods of time. If similar adverse and volatile market conditions repeat in the future, we, along with other companies in the financial services sector, may have to access, if available, alternative markets for debt and equity capital in order to grow. Equity capital may be particularly difficult to raise during periods of adverse or volatile market conditions because subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of Common Stock at a price less than the net asset value per share without first obtaining approval for such issuance from our stockholders and our Board, including all of our directors who are not “interested persons” of us, as defined in the 1940 Act.
We are subject to risks associated with the current interest rate environment, and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
To the extent we borrow money or issue debt securities or preferred stock to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay interest or distributions on such debt securities or preferred stock and the rate at which we invest these funds. In addition, we anticipate that many of our debt investments and borrowings will have floating interest rates that reset on a periodic basis, and many of our investments will be subject to interest rate floors. As a result, a significant change in market interest rates could have a material adverse effect on our net investment income. Rising interest rates on floating-rate loans we make to portfolio companies could drive an increase in defaults or accelerated refinancings. Some portfolio companies may be unable to refinance into fixed-rate loans or repay outstanding amounts, leading to a gradual decline in the credit quality of our portfolio. In periods of rising interest rates, our cost of funds will increase because we expect that the interest rates on the majority of amounts we borrow will be floating. This change could reduce our net investment income to the extent any debt investments have fixed interest rates. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act and applicable commodities laws. These activities may limit our ability to benefit from lower interest rates with respect to hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations.
You should also be aware that a rise in the general level of interest rates typically will lead to higher interest rates applicable to our debt investments, which may increase the amount of incentive fees payable to our Adviser. Also, an increase in interest rates available to shareholders could make an investment in shares of our Common Stock less attractive if we are not able to increase our distribution rate, which could reduce the value of shares of our Common Stock.
Changes in LIBOR, or its discontinuation, may adversely affect our business and results of operations.
Many financial instruments use or may use a floating rate based on the LIBOR, which is the interbank offered rate for short-term Eurodollar deposits. For several years, LIBOR has been the subject of national and international regulatory scrutiny. Among other things, there is concern with the integrity of LIBOR due in part to the limited number of transactions in the interbank lending market underlying LIBOR. The U.K. Financial Conduct Authority (the “FCA”), which regulates LIBOR, has announced that it intends not to compel panel banks to contribute to LIBOR after 2021. The E.U. Benchmarks Regulation imposed conditions under which only compliant benchmarks may be used in new contracts after 2021. To identify a successor rate for U.S. dollar LIBOR, the Alternative Reference Rates Committee (“ARRC”), a U.S.-based group convened by the Federal Reserve and the Federal Reserve Bank of New York, was formed. The ARRC has identified SOFR as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by the U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. In addition, on March 25, 2020, the FCA reaffirmed the central assumption that firms cannot rely on LIBOR being published after the end of 2021. However, the outbreak of COVID-19 may adversely impact the timing of many firms’ transition planning, and we continue to assess the potential impact of the COVID-19 outbreak on our transition plans. Although SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates, whether the COVID-19 outbreak will have further effect on LIBOR transition timelines or plans, or other reforms to LIBOR that may be enacted in the United States, United Kingdom or elsewhere. Furthermore, on November 30, 2020, Intercontinental Exchange, Inc. (“ICE”) announced that the ICE Benchmark Administration Limited (“IBA”), a wholly-owned subsidiary of ICE and the administrator of LIBOR, will consider extending the LIBOR transition deadline to June 30, 2023. The announcement was supported by the FCA and the Federal Reserve. Despite the announcement, regulators continue to emphasize the importance of LIBOR transition planning.
The Federal Reserve Bank of New York began publishing SOFR in April 2018. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement, and the future of LIBOR is still uncertain. The effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR or other reference rates that may be enacted in the United Kingdom or elsewhere cannot be predicted at this time, and it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for financial instruments based on LIBOR. When LIBOR ceases to exist, we will need to renegotiate the credit agreements extending beyond 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have an adverse impact on the market value for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us and could have a material adverse effect on our business, financial condition, tax position and results of operations.
The market transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a range of adverse impacts on our business, financial condition, and results of operations. In particular, any such transition or reform could:
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans, and derivatives that are included in our assets and liabilities;
•Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans, and derivatives that are included in our assets and liabilities;

•Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments and hedging transactions;
•Result in a population of products with documentation that governs or references LIBOR or LIBOR-based products, but that cannot be amended due to an inability to obtain sufficient consent from counterparties or product owners;
•Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•Result in disputes, litigation, or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;
•Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and
•Cause us to incur additional costs in relation to any of the above factors.
Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The Internal Revenue Service (the “IRS”) has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modification of the terms of a debt instrument being treated as a taxable exchange, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect.
Depending on several factors, including those set forth above, our business, financial condition, and results of operations could be materially adversely impacted by the market transition or reform of certain reference rates and benchmarks. Other factors include the pace of the transition to a replacement or reformed rates, timing mismatches between cash and derivative markets, the specific terms and parameters for and market acceptance of any alternative reference rate, market conventions for the use of any alternative reference rate in connection with a particular product (including the timing and market adoption of any conventions proposed or recommended by any industry or other group), prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates.
We may be the target of litigation.
We may be the target of securities litigation in the future, particularly if the value of shares of our Common Stock fluctuates significantly. We could also generally be subject to litigation, including derivative actions by our stockholders. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including the interest rate payable on the debt securities we acquire, the default rate on such securities, the number and size of investments we originate or acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. In light of these factors, results for any period should not be relied upon as being indicative of our performance in future periods.
New or modified laws or regulations governing our operations may adversely affect our business.

Our portfolio companies and we are subject to regulation by-laws at the U.S. federal, state, and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations, and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. The effects of such laws and regulations on the financial services industry will depend, in large part, upon the extent to which regulators exercise the authority granted to them and the approaches taken in implementing regulations. President Biden may support an enhanced regulatory agenda that imposes greater costs on all sectors and on financial services companies in particular.
Future legislative and regulatory proposals directed at the financial services industry that are proposed or pending in the U.S. Congress may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on our portfolio companies or us, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. Laws that apply to us, either now or in the future, are often highly complex and may include licensing requirements. The licensing process can be lengthy and can be expected to subject us to increased regulatory oversight. Failure, even if unintentional, to comply fully with applicable laws may result in sanctions, fines, or limitations on the ability of the Company or the Adviser to do business in the relevant jurisdiction or to procure required licenses in other jurisdictions, all of which could have a material adverse effect on us. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to our strategies and plans and may shift our investment focus from the areas of expertise of the Adviser to other types of investments in which the Adviser may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment. If we invest in commodity interests in the future, the Adviser may determine not to use investment strategies that trigger additional regulation by CFTC or may determine to operate subject to CFTC regulation, if applicable. If the Adviser or we were to operate subject to CFTC regulation, we may incur additional expenses and would be subject to additional regulation.
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent us from entering into securitization transactions. These risk retention rules will increase our cost of funds under, or may prevent us from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately be borne by our common stockholders.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension by the Biden Administration could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Uncertainty resulting from the U.S. presidential election and the overall political climate could negatively impact our business, financial condition, and results of operations.
The 2020 U.S. presidential election created uncertainty with respect to legal, tax, and regulatory regimes in which the Company and its portfolio entities, as well as the Adviser, the Administrator, Lafayette Square, and their affiliates operate. President Biden and the Democratic Party have endorsed substantial tax increases for corporations and individuals and advocated for significant new regulation of the financial services industry. Any significant changes in economic or tax policy and/or government programs, as well as any future such changes, could have a material adverse impact on the Company and on its investments.

We will incur significant costs as a result of being registered under the Exchange Act.
We will incur legal, accounting, and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.
Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of shares of our Common Stock.
Upon effectiveness of our Registration Statement, we will be required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC but will not have to comply with certain requirements until we have been registered under the Exchange Act for a specified period of time. Upon registering shares of our Common Stock under the Exchange Act, we will be subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We will be required to review on an annual basis, our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.
Terrorist attacks, acts of war, natural disasters, outbreaks, or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results, and financial condition.
Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics, or other similar events may disrupt our operations, as well as the operations of our portfolio companies and our Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. For example, the rising conflict between Russia and Ukraine, and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS, and COVID-19. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics, or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition. Businesses located in the Target Region may also be disproportionately harmed by the COVID-19 pandemic and other infectious disease outbreaks, certain natural disasters and terrorist attacks. For more information, see the risk factor entitled “Because we intend to invest primarily in the Target Region, adverse developments in the Target Region will have a disproportionately adverse effect on the value of our portfolio compared to BDCs and other investment vehicles that invest in broader geographic regions.”
A shareholder may be subject to filing requirements under the Exchange Act as a result of an investment in us.
Because our Common Stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Stock must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. Although we will provide in our quarterly financial statements the amount of outstanding stock and the amount of the shareholder’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the shareholder. In addition, owners of 10% or more of our Common Stock are subject to reporting obligations under Section 16(a) of the Exchange Act.
A shareholder may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.

Persons with the right to appoint a director or who hold 10% or more of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the issuer profits from the purchase and sale of registered stock within a six-month period.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. PROPERTIES
Our headquarters are located at 175 SW 7th Street, Unit 1911, Miami, Florida 33130 and are provided by our Administrator. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted. We do not own any real estate or other physical properties materially important to our operations.
ITEM 3. LEGAL PROCEEDINGS
Neither we nor our Adviser or Administrator is currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding that would affect our business threatened against us, or against our Adviser or Administrator.
From time to time, we, our Adviser or Administrator may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations. Our businesses are also subject to extensive regulation, which may result in regulatory proceedings against us.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
Market Information
Until the completion of a Liquidity Event, if any, our outstanding shares of Common Stock will be offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. See “Item 10. Recent Sales of Unregistered Securities” for more information. There is no public market for shares of our Common Stock currently, nor can we give any assurance that one will develop.
Because shares of Common Stock are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” and may be required to be held indefinitely. Shares of our Common Stock may not be sold, transferred, assigned, pledged or otherwise disposed of unless (1) our consent is granted, and (2) the shares of Common Stock are registered under applicable securities laws or specifically exempted from registration (in which case the stockholder may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required). Accordingly, an investor must be willing to bear the economic risk of investment in the shares of Common Stock until we are liquidated. No sale, transfer, assignment, pledge or other disposition, whether voluntary or involuntary, of shares of Common Stock may be made except by registration of the transfer on our books. Each transferee will be required to execute an instrument agreeing to be bound by these restrictions and the other restrictions imposed on the shares of Common Stock and to execute such other instruments or certifications as are reasonably required by us.
Holders
Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management” for disclosure regarding the holders of shares of our Common Stock.
Distribution Policy
To the extent that we have income available, we intend to make quarterly distributions to our stockholders. We intend to elect to be taxed as a RIC under Subchapter M of the Code commencing from our taxable year ending December 31, 2022 (or as soon thereafter as is reasonably practical) and for future taxable years. To obtain and maintain our RIC tax status, we intend to distribute at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our stockholders in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See Item 1. Business — “Certain U.S. Federal Income Tax Considerations.”
We cannot assure you that we will achieve results that will permit us to pay any cash distributions and we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act.
Dividend Reinvestment Plan
We have adopted an “opt out” dividend reinvestment plan (“DRIP”) pursuant to which we will reinvest all Distributions declared by our Board on behalf of investors who do not elect to receive their Distributions in cash as described below. As a result, if our Board declares a Distribution, then stockholders who have not elected to “opt out” of the DRIP will have their Distributions automatically reinvested in additional Shares, as described below. The timing and amount of any future Distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Board.
No action will be required on the part of a stockholder to have its Distributions reinvested in Shares. A registered stockholder will be able to elect to receive an entire Distribution in cash by notifying DST Asset Manager Solutions, Inc, the DRIP administrator (the “Plan Administrator”), in writing, so that notice is received by the Plan Administrator no later than 10 days prior to the record date for a Distribution. Those stockholders whose shares are held by a broker or other financial intermediary may be able to receive Distributions in cash by notifying their broker or other financial intermediary of their election. Administrator will set up an account for shares acquired through the DRIP for each stockholder who has not elected to receive Distributions in cash.
Prior to a Liquidity Event, we will use newly issued shares of Common Stock to implement the DRIP, with such shares to be issued at a per-share price as determined by our Board (including any committee thereof), which price will be determined prior to the issuance of shares of Common Stock and in accordance with the limitations under Section 23 of the 1940 Act. The number of shares of Common Stock to be issued to a stockholder is determined by dividing the total dollar amount of the distribution payable to such stockholder by the price per share of Common Stock. The number of shares to be outstanding after giving effect to the payment of a distribution cannot be established until the value per share at which additional shares of Common Stock will be issued has been determined, and the elections of our stockholders have been tabulated.
There will be no brokerage or other charges to stockholders who participate in the plan. The DRIP administrator’s fees under the plan will be paid by us. Following a Liquidity Event, if a participant elects to sell part or all of his, her or its shares of Common Stock held by the plan administrator and have the proceeds remitted to the participant, such request must first be submitted to the participant’s broker, who will coordinate with the plan administrator and is authorized to deduct a per-share brokerage commission from the sale proceeds.
Stockholders who elect to receive distributions in the form of shares of Common Stock are generally subject to the same U.S. federal, state, and local tax consequences as are stockholders who receive their distributions in cash. However, since a participating stockholder’s cash distributions would be reinvested in Shares, such stockholder will not receive cash with which to pay applicable taxes on reinvested distributions. A stockholder’s basis for determining gain or loss upon the sale of shares of Common Stock received in a distribution from us will generally be equal to the cash that would have been received if the stockholder had received the distribution in cash. Any shares of Common Stock received in a distribution will have a new holding period for tax purposes commencing on the day following the day on which such shares are credited to the U.S. holder’s account.
We may terminate or suspend the DRIP upon notice by filing on a current report on Form 8-K, posting upon the Company’s website, or upon notice in writing mailed to each participant at least 30 days prior to any record date for the payment of any distribution by us.
ITEM 6. SELECTED FINANCIAL DATA
Reserved.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Overview
We are a newly formed, externally managed, non-diversified, closed-end investment company focused on lending to middle market businesses, with the goal of stimulating economic growth and creating and preserving jobs in New York, New Jersey, Pennsylvania and Connecticut (the “Target Region”).
The Company was formed as a Delaware limited liability company on February 19, 2021. Prior to the effective date of our Registration Statement (the “Effective Date”), we elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, the

Company will be taxed as a corporation for the period from February 19, 2021 (date of inception) through December 31, 2021, however, we intend to elect to be treated, and continue to qualify annually, as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ending December 31, 2022 (or as soon thereafter as is reasonably practicable). No assurance can be provided that we will qualify as a RIC for any taxable year. Prior to the Effective Date and to our election to be regulated as a BDC, we completed a conversion under which Lafayette Square Empire BDC, Inc. succeeded to the business of Lafayette Square Empire BDC, LLC, and the member of Lafayette Square Empire BDC, LLC became the stockholder of Lafayette Square Empire BDC, Inc. (the “BDC Conversion”). As a BDC and a RIC, we must comply with certain regulatory requirements.
We are managed by LS BDC Adviser, LLC (the “Adviser”), a Delaware limited liability company and an affiliate of Lafayette Square Holding Company, LLC ("Lafayette Square"). The Adviser is a limited liability company that is in process of registering as an investment adviser under the Investment Advisers Act of 1940, as amended. The Adviser will oversee the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.
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
COVID-19 Developments
There is an ongoing global outbreak of COVID-19, which has spread to over 200 countries and territories, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. As cases of COVID-19 have continued to be identified and new variants emerge, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operations of non-essential businesses. Such actions have disrupted global supply chains and adversely impacted many industries. The outbreak has had a continued adverse impact on economic and market conditions and has triggered a period of global economic slowdown.
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
and all other expenses incurred by either the LS Administration LLC (the “Administrator”) or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and their respective staffs, and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including, but not limited to, providing assistance in accounting, legal, compliance, operations, technology, internal audit, and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase proportionally when our asset value declines.
Leverage
The amount of leverage we intend to use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing and general economic and market conditions. Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200%. The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to reduce the asset coverage requirement to 150%. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio.
Portfolio and Investment Activity
The Company did not hold any investments as of December 31, 2021.

Results of Operations
The Company is a newly-formed entity that was formed on February 19, 2021. Since the Company was formed on February 19, 2021, there are no prior periods in which to compare the Company’s operating results.

The following table represents the operating results for the period February 19, 2021 (date of inception) to December 31, 2021:

For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Total expenses	$515,135
Net investment income (loss)	(515,135)
Net increase (decrease) in net assets resulting from operations	$(515,135)
Expenses
Expenses from February 19, 2021 (date of inception) through December 31, 2021, consisted of $140,895 in initial organizational costs for which we are required to reimburse Lafayette Square upon the commencement of our operations in accordance with the Administration Agreement. Additionally, we have incurred $270,630 of offering costs which have been capitalized as a deferred charge on the Statement of Assets and Liabilities and will be amortized to expense on a straight-line basis over 12 months from the commencement of operations, which has not yet occurred.
The composition of the Company’s operating expenses was as follows for the period from February 19, 2021 (date of inception) to December 31, 2021:

For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Organizational costs	$140,895
General and administrative expenses	232,772
Professional fees	116,745
Directors fees	24,723
Total expenses	$515,135

Financial Condition, Liquidity and Capital Resources
We intend to generate cash primarily from the net proceeds of any private offering of our Common Stock and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. Our primary use of cash will be investments in portfolio companies, payments of our expenses and cash distributions to our stockholders.
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
Base Management Fee
The base management fee is payable quarterly in arrears beginning in the period during its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown") at an annual rate of (i) prior to a Liquidity Event, 0.75%, and (ii) following a Liquidity Event, 1.0%, in each case of the average value of our gross assets (gross assets equal the total assets of the Company as set forth on the Company’s balance sheet) at the end of the two most recently completed calendar quarters. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. No management fee will be charged on committed but undrawn capital commitments.
For the period from February 19, 2021 (date of inception) through December 31, 2021, the Company incurred no base management fees as it has not yet had its Initial Drawdown. As of December 31, 2021, there were no base management fees payable to the Adviser.
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
For the period from February 19, 2021 (date of inception) through December 31, 2021, there was no Income-Based Fee or Capital Gains Fee incurred.
Administration Agreement
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
If any of our contractual obligations discussed above is terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and Administration Agreement. The Company will begin reimbursing administration expenses beginning during the period of the Initial Drawdown.
Expense Support and Conditional Reimbursement Agreement
On December 30, 2021, the Company entered into an expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser. The Adviser may elect to pay certain Company expenses on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter have been reimbursed.

Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.
Capital Resources and Borrowings
On December 22, 2021, we completed our initial closing of capital commitments for shares of our common stock issued in the Private Offering (the "Initial Closing"), and we have held additional closings subsequent to the Initial Closing. As of March 25, 2022, we have received signed Subscription Agreements totaling approximately $123.6 million - however, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $34.2 million to date. We expect to continue to hold additional closings subsequent to the Initial Closing.
We also intend to utilize leverage to finance our investments. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of the market, and other factors. We are permitted, under specified conditions, to borrow money and issue multiple classes of debt and one class of stock senior to our Common Stock if our asset coverage, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, is at least equal to 150% immediately after each such issuance. The application of the 150% asset coverage requirement permits us to double the maximum amount of leverage that we are permitted to incur as compared to BDCs who have not obtained the requisite approvals and made the required disclosures. In addition, while any senior securities remain outstanding, we must make provision to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.
We currently plan to utilize one or all of the proposed financing arrangements:
Subscription Facility
On February 2, 2022, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “Subscription Facility”). The Subscription Facility allows the Company to borrow up to $10.6 million, subject to certain restrictions, including availability under a borrowing base based upon unused capital commitments made by investors in the Company. The amount of permissible borrowings under the Subscription Facility may be increased to $1 billion with the consent of the lenders. The Subscription Facility matures on February 2, 2024 and bears interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 1.80% (the "Applicable Margin" and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%.
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
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2021, we had not commenced investment operations and were not party to any off-balance sheet arrangements.
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
Income taxes
For the period from February 19, 2021 (date of inception) through December 31, 2021, the Company is subject to tax as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the period ended December 31, 2021. The Company expects to elect to be subject to tax as a RIC for its taxable year ending December 31, 2022 (or as soon thereafter as is reasonably practicable), and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election for any taxable year. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company would also have to distribute earnings and profits accumulated during the period it was taxed as a regular corporation. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.
Depending on the level of taxable income earned in a tax year, a RIC may determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. A RIC may then be required to incur a 4% excise tax on such income. To the extent that the RIC determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the RIC accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions as of and through December 31, 2021.
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
Valuation of Portfolio Investments:
Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued quarterly at fair value as determined in good faith by the Board, based on, among other considerations, the input of the Advisor, the Company’s Audit Committee and independent third-party valuation firm, engaged at the direction of the Board.
The Board oversees a multi-step valuation process, which includes, among other procedures, the following:
•the quarterly valuation process commences with each portfolio company or investment being initially evaluated by the investment professionals of the Advisor responsible for the monitoring of the portfolio investment;
•the Advisor’s Valuation Committee reviews the valuations provided by the independent third-party valuation firm and develops a valuation recommendation. Valuation recommendations are presented to the Audit Committee of the Board;
•the Audit Committee of the Board reviews valuation recommendations of the Advisor incorporating any adjustments or further supplements by the Advisor to the valuations; and
•the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of the Advisor, the independent valuation firm, and the Audit Committee.
The Company applies Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.
The three-tier hierarchy of inputs is summarized below.
•Level 1 - Quoted prices are available in active markets/exchanges for identical investments as of the reporting date.
•Level 2 - Pricing inputs are observable inputs including, but not limited to, prices quoted for similar assets or liabilities in active markets/exchanges or prices quoted for identical or similar assets or liabilities in markets that are not active, and fair value is determined through the use of models or other valuation methodologies.
•Level 3 - Pricing inputs are unobservable for the investment and include activities where there is little, if any, market activity for the investment. The inputs into determination of fair value require significant management judgment and estimation.

The use of these valuation models requires significant estimation and judgment by the Advisor. The Advisor uses a third-party valuation firm to ensure fair values are determined on an independent basis. While the Company believes its valuation methods are appropriate, other market participants may value identical assets differently than the Company at the measurement date. The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The Company may also have risk associated with its concentration of investments in certain geographic regions and industries.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Accordingly, the degree of judgment exercised by the Advisor in determining fair value is greatest for securities categorized in Level 3.
The determination of what constitutes “observable” requires significant judgment by the Advisor. The Advisor considers observable data to be market data, which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, which may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and observability of prices and inputs may be reduced for many investments. This condition could cause the investment to be reclassified to a lower level within the fair value hierarchy.
In addition, on December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act (the "New Rule"), which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The New Rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The New Rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The New Rule is effective for the Company on September 8, 2022. The Company will continue to review the New Rule and its impact on the Company and its valuation policies, and will comply with its valuation requirements on or before the SEC’s compliance date.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
Investment transactions will be recorded on the trade date. We will measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation will reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
Revenue Recognition
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company records amortized or accreted discounts or premiums as interest income using the effective interest method or straight-line interest method, as applicable, and adjusted only for material amendments or prepayments. Dividend income, which represents dividends from equity investments and distributions from subsidiaries, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount.
PIK Interest
The Company may, from time to time, hold loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
Fee Income

Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned.
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and the Board of Directors of
Lafayette Square Empire BDC, Inc.
Opinion on the Financial Statements
We have audited the accompanying statement of assets and liabilities of Lafayette Square Empire BDC, Inc. (the Company), as of December 31, 2021, and the related statements of operations, changes in net assets and cash flows for the period from February 19, 2021 (date of inception) to December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations, changes in its net assets and its cash flows for the period from February 19, 2021 (date of inception) to December 31, 2021, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the auditor of the Company since 2021.
New York, NY
March 25, 2022

Lafayette Square Empire BDC, Inc.
Statement of Assets and Liabilities

December 31, 2021
Assets
Cash	$8,489
Due from affiliate	315
Deferred financing costs	50,338
Deferred offering costs	270,630
Total assets	$329,772

Liabilities
Accounts payable and accrued expenses	$339,306
Due to affiliate	495,101
Total liabilities	834,407
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 700 shares issued and outstanding as of December 31, 2021*	—
Paid-in capital in excess of par	10,500
Distributable earnings (losses)	(515,135)
Total net assets	(504,635)
Total liabilities and net assets	$329,772

Net asset value per common share	$(720.91)
* Less than $1.

Lafayette Square Empire BDC, Inc.
Statement of Operations

For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Expenses:
Organizational costs (See Note 2)	$140,895
General and administrative expenses	232,772
Professional fees	116,745
Directors fees	24,723
Total Expenses	515,135
Net investment income (loss)	(515,135)

Net increase (decrease) in net assets resulting from operations	$(515,135)
Weighted average common shares outstanding	700
Net investment income (loss) per common share (basic and diluted)	(735.91)
Earnings (loss) per common share (basic and diluted)	(735.91)

Lafayette Square Empire BDC, Inc.
Statement of Changes in Net Assets

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at February 19, 2021 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock	700	—	10,500	—	10,500
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(515,135)	(515,135)
Total increase (decrease) for the period ended December 31, 2021	700	—	10,500	(515,135)	(504,635)
Balance, December 31, 2021	700	$—	$10,500	$(515,135)	$(504,635)
* Less than $1.

Lafayette Square Empire BDC, Inc.
Statement of Cash Flows

For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(515,135)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	339,306
Deferred financing costs	(50,338)
Deferred offering costs	(270,630)
Due to affiliates	(315)
Due from affiliates	495,101
Net cash provided by (used in) operating activities	(2,011)

Cash flows from financing activities
Proceeds from issuance of common shares	10,500
Net cash provided by (used in) financing activities	10,500

Net increase (decrease) in cash and cash equivalents	8,489
Cash at beginning of period	—
Cash at end of period	$8,489

Lafayette Square Empire BDC, Inc.
Notes to Financial Statements

Note 1. Organization
Lafayette Square Empire BDC, Inc. (the “Company”) is a newly formed, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company will be taxed as a corporation for the initial tax period from February 19, 2021 (date of inception) through December 31, 2021. The Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for its taxable year ending December 31, 2022 (or as soon as practicable thereafter), as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.
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
The Company’s investment objective is to generate favorable risk-adjusted returns, including current income and capital appreciation, principally from directly originated investments in middle market businesses that are primarily domiciled, headquartered and/or have a significant operating presence in New York, New Jersey, Pennsylvania and Connecticut (the “Target Region”) in order to stimulate economic growth and create jobs in that region, although the Company may make limited opportunistic investments outside of the Target Region.
The Company intends to invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock and warrants. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion, and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although the Company may invest in larger or smaller companies. The Company also may purchase interests in loans or corporate bonds through secondary market transactions. On April 20, 2021, Lafayette Square purchased 700 shares of common stock, par value $0.01 per share, of the Company (“Common Stock”), which represented all of the issued and outstanding shares of Common Stock, for an aggregate purchase price of $10,500. The shares of Common Stock were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
As of December 31, 2021, the Company was in the development stages and had not commenced investment operations. For the period from February 19, 2021 (date of inception) through December 31, 2021, there was no activity, other than minimal administrative activity for operations related to the Company’s organization and registration as a non-diversified, closed-end investment company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which has been borne by Lafayette Square and will be reimbursed by the Company beginning in the period during its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown").

Note 2. Significant Accounting Policies
Basis of presentation
The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its financial statements. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Accounting Standards Codification, as issued by the Financial Accounting Standards Board (“ASC”) Topic 946—Financial Services—Investment Companies (“Topic 946”). The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and pursuant to Articles 6, 10 and 12 of Regulation S-X.
Use of estimates
The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash
The Company deposits its cash in a financial institution and, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2021, the Company held $8,489 in cash.
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
The Company will bear the organization and offering expenses incurred up to $1 million in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliate will bear the excess costs.
In the event the initial closing of the private offering of our shares of Common Stock (the “Initial Closing”) does not occur, offering costs incurred will be borne by Lafayette Square or the Adviser. As of December 31, 2021, the Adviser has incurred $270,630 of offering costs, that would be reimbursable by the Company upon the commencement of operations and are included in due to affiliate on the Statement of Assets and Liabilities.
Deferred Financing Costs
Deferred financing costs, incurred in connection with any credit facility (see Note 5) are deferred and amortized over the life of the respective credit facility.
Indemnifications
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management feels that the likelihood of such an event is remote.
Revenue Recognition
Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the Statement of Operations.

As the Company has not yet commenced investment operations, there was no revenue recorded for the period from February 19, 2021 (date of inception) through December 31, 2022.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company records amortized or accreted discounts or premiums as interest income using the effective interest method or straight-line interest method, as applicable, and adjusted only for material amendments or prepayments. Dividend income, which represents dividends from equity investments and distributions from subsidiaries, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount.
PIK Interest
The Company may, from time to time, hold loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income, and therefore affects the amount the Company would be required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company had not yet collected the cash.
Fee Income
Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned.
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current.
Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, we would be deemed to "control" a portfolio company if we owned more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. We refer to such investments in portfolio companies that we "control" as "Control Investments." Under the 1940 Act, we would be deemed to be an "Affiliated Person" of a portfolio company if we owned between 5% and 25% of the portfolio company's outstanding voting securities or we are under common control with such portfolio company. We refer to such investments in Affiliated Persons as "Affiliated Investments." Investments which are neither Control Investments or Affiliated Investments are referred to as "Non-Controlled/Non-Affiliated investments."
Fair value of financial instruments
The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820—Fair Value Measurement (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy. Fair value is a market-based measure considered from the perspective of the market participant who holds the financial instrument rather than an entity-specific measure.
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
In addition, on December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act (the "New Rule"), which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The New Rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The New Rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The New Rule is effective for the Company on September 8, 2022. The Company will continue to review the new rule and its impact on the Company and its valuation policies, and will comply with its valuation requirements on or before the SEC’s compliance date.
Income taxes
For the period from February 19, 2021 (date of inception) through December 31, 2021, the Company is subject to tax as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the period ended December 31, 2021. The Company expects to elect to be subject to tax as a RIC for its initial RIC taxable year ending December 31, 2022 (or as soon as practicable thereafter), and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company would intend to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. The Company may be subject to regular federal and state corporate income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that the Company elects to recognize upon RIC election or when recognized over the next five taxable years.
Depending on the level of taxable income earned in a tax year, a RIC may determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. A RIC may then be required to incur a 4% excise tax on such income. To the extent that the RIC determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the RIC accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through December 31, 2021.
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
Note 3. Investments
The Company did not hold any investments as of December 31, 2021.
Note 4. Fair Value Measurements of Investments
FASB ASC 820, Fair Value Measurement (“ASC 820”), clarifies the definition of fair value as the amount that would be received in the sale of an asset or paid in the transfer of a liability in an orderly transaction between market participants at the measurement date. Where available, the Company uses quoted market prices based on the last sales price on the measurement date.
In accordance with Topic 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). To the extent that fair value is based on inputs that are less observable, the determination of fair value requires a significant amount of management judgment.
The three-tier hierarchy of inputs is summarized below.
Level 1 - Quoted prices are available in active markets/exchanges for identical investments as of the reporting date.
Level 2 - Pricing inputs are observable inputs including, but not limited to, prices quoted for similar assets or liabilities in active markets/exchanges or prices quoted for identical or similar assets or liabilities in markets that are not active, and fair value is determined through the use of models or other valuation methodologies.
Level 3 - Pricing inputs are unobservable for the investment and include activities where there is little, if any, market activity for the investment. The inputs into determination of fair value require significant management judgment and estimation.
The inputs used by management in estimating the fair value of Level 3 investments may include valuations and other reporting provided by representatives of the portfolio companies, original transaction prices, recent transactions for identical or similar instruments, and comparisons to fair values of comparable investments, and may include adjustments to reflect illiquidity or non-transferability. The Advisor has policies with extent to its investments, which may assist the Advisor in assessing the quality of information provided by, or on behalf of, each portfolio investment and in determining whether such information continues to be provided by a reliable source or whether further investigation is necessary. Any such investigation, as applicable, may or may not require the Advisor to forego its normal reliance on the value supplied by, or on behalf of, such portfolio investment and to independently determine the fair value of the Company’s interest in such portfolio investments, consistent with the Advisor’s valuation procedures.
The Company has engaged an independent third-party valuation provider, which performs valuation procedures to arrive at estimated valuation ranges of the investments on a quarterly basis. Investments that have been completed within the past three months will be fair valued approximating cost unless there has been a material event. If there has been a material event or material information that was not known as of the close of the transaction, the independent third-party valuation provider will provide an independent valuation range. The types of valuation methodologies employed by the third-party valuation provider include discounted cash flow, recent financing and enterprise value valuation methodologies.
The Company’s investments and borrowings are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments and borrowings are traded.
The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. Inputs may include price information, volatility statistics, specific and broad credit data, liquidity statistics and other factors.
The use of these valuation models requires significant estimation and judgment by the Advisor. While the Company believes its valuation methods are appropriate, other market participants may value identical assets differently than the Company at the measurement date. The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The Company may also have risk associated with its concentration of investments in certain geographic regions and industries.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Accordingly, the degree of judgment exercised by the Advisor in determining fair value is greatest for securities categorized in Level 3.
The determination of what constitutes “observable” requires significant judgment by the Advisor. The Advisor considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, which may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and observability of prices and inputs may be reduced for many investments. This condition could cause the investment to be reclassified to a lower level within the fair value hierarchy.
The Company did not hold any investments as of December 31, 2021.
Note 5. Debt
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% or 150%, subject to receipt of certain approvals and compliance with certain disclosure requirements, immediately after each such issuance. Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to double the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase.
Credit Facilities
Subscription Facility
On February 2, 2022, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation (the “Subscription Facility”). The Subscription Facility allows the Company to borrow up to $10.6 million, subject to certain restrictions, including availability under a borrowing base based upon unused capital commitments made by investors in the Company. The amount of permissible borrowings under the Subscription Facility may be increased to $1 billion with the consent of the lenders. The Subscription Facility matures on February 2, 2024 and bears interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 1.80% (the "Applicable Margin" and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%.
Note 6. Related Party Agreements and Transactions
Investment Advisory Agreement
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. The Board approved the Investment Advisory Agreement in April 2021. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.
Base Management Fee:
The base management fee is payable quarterly in arrears beginning in the period during the Initial Drawdown at an annual rate of (i) prior to a Liquidity Event, 0.75%, and (ii) following a Liquidity Event, 1.0%, in each case of the average value of our gross assets (gross assets equal the total assets of the Company as set forth on the Company’s Statement of Assets and Liabilities) at the end of the two most recently completed calendar quarters. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. No management fee will be charged on committed but undrawn capital commitments.
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
As the Company has not had its Initial Drawdown, there has been no management fee recorded within the accompanying Statement of Operations for the period from February 19, 2021 (date of inception) through December 31, 2021.
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
For the period from February 19, 2021 (date of inception) through December 31, 2021, there was no Income-Based Fee incurred.
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
For the period from February 19, 2021 (date of inception) through December 31, 2021, there was no Capital Gains Fee incurred.
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
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses, including an allocable portion of expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator may enter into. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion. The Company will begin reimbursing administration expenses beginning during the period of the Initial Drawdown.
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
Due to Affiliates
During the period from February 19, 2021 (date of inception) through December 31, 2021, the Company’s expenses were paid by a related party of the Adviser and are expected to be reimbursed by the Company after commencement of operations. As of December 31, 2021, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Statement of Assets and Liabilities.

Expense Support and Conditional Reimbursement Agreement
On December 30, 2021, the Company entered into an expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser. The Adviser may elect to pay certain Company expenses on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.
The Company has not had any Expense Payments made by the Adviser since inception.
Note 7. Commitments and Contingencies
As of December 31, 2021, the Company did not have unfunded commitments and was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
Note 8. Directors Fees
The independent directors receive an annual fee of $10,000 (prorated for any partial year). In addition, the chair of the Audit Committee receives an additional annual fee of $2,000 (prorated for any partial year). We are also authorized to pay the reasonable out-of-pocket expenses for each independent director incurred in connection with the fulfillment of his or her duties as independent directors (provided that such compensation will only be paid if the committee meeting is not held on the same day as any regular meeting of the Board).
For the period from February 19, 2021 (date of inception) through December 31, 2021 the Company incurred $24,723 of directors fees expense.

Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, pursuant to ASC Topic 260-10, Earnings per Share for the period from February 19, 2021 (date of inception) through December 31, 2021:

Period from February 19, 2021 (date of inception) to December 31, 2021
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$(515,135)
Weighted average common shares outstanding	700
Earnings (loss) per common share (basic and diluted):	$(735.91)
Capital Activity
The Company is authorized to issue 50,000,000 shares of preferred stock at a par value of $0.001 per share and 450,000,000 shares of common stock at a par value of $0.001 per share. The Company has entered into subscription agreements in which investors have made capital commitments to purchase shares of Common Stock (the “Subscription Agreements”) with several investors, providing for the private placement of the Company’s Common Stock. It is expected that, under the terms of the Subscription Agreements, investors will be required to fund drawdowns to purchase the Company’s Common Stock at a price per share equal to the most recent NAV per share as determined by the Board (subject to the adjustment to the extent required by Section 23 of the 1940 Act) up to the amount of their respective capital subscriptions on an as-needed basis as determined by the Company with a minimum of ten business days prior notice.
As of December 31, 2021, the Company has received capital commitments totaling $23,813,000, for the private placement of the Company's Common Stock, of which none has been funded.
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. We intend to elect to be taxed as a RIC under the Code commencing for our taxable year ending December 31, 2022 (or as soon thereafter as is reasonably practical) and for future taxable years. The Company will be required to distribute dividends each tax year as a RIC to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
Note 10. Tax Matters
The Company intends to comply with the provisions of the Code applicable to RICs for future taxable years. The Company did not qualify to elect treatment as a RIC for the current year and is subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the period from February 19, 2021 (date of inception) through December 31, 2021.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of December 31, 2021, are as follows:

December 31, 2021
Deferred tax assets:
Net operating loss carryforward	$96,925
Organizational costs	33,662
Valuation allowance	(130,587)
Total deferred tax assets	—
Deferred tax liabilities:
Total deferred tax liabilities	—
Net deferred tax assets and liabilities	$—
The Company’s income tax provision consists of the following as of December 31, 2021:

December 31, 2021
Current tax (expense)/benefit:
Federal	$—
State and Local	—
Total current tax (expense)/benefit	—

Deferred tax (expense)/benefit:
Federal	102,254
State and Local	28,333
Valuation allowance	(130,587)
Total deferred tax (expense)/benefit	—

Total income tax (expense)/benefit	$—
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the period ended December 31, 2021, as follows:

December 31, 2021
Income tax benefit at federal statutory rate (21%)	$108,178
State and local income tax benefit (net of federal detriment)	22,409
Valuation allowance	(130,587)
Total income tax (expense)/benefits	$—
At December 31, 2021, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset as of the year ended December 31, 2021. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any)

and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.
As of December 31, 2021, the Company had a net operating loss carryforward for federal income tax purposes of $382,346. This net operating loss may be carried forward indefinitely.
As of December 31, 2021, the Company did not have any capital loss carryforward.
As of December 31, 2021, the Company did not have any investments.
Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the period of February 19, 2021 (date of inception) through December 31, 2021:

Per Common Share Data:(1)
Net asset value, beginning of period	$—
Net investment income (loss)	(735.91)
Net increase (decrease) in net assets resulting from operations	(735.91)
Issuance of common stock(2)	15.00
Net asset value, end of period	$(720.91)

Total return based on NAV(3)	(4,906.05)%
Common shares outstanding, end of period	700
Weighted average shares outstanding(4)	700
Net assets, end of period	$(504,635)

Ratio/Supplemental data(5):
Ratio of net investment income (loss) to average net assets	298.82%
Ratio of expenses to average net assets	(298.82)%

(1)	The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through December 31, 2021.
(2)	Original contribution price by Lafayette Square was $15.00 per common share.
(3)	Total return is based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(4)	Calculated for the period from April 20, 2021, the date of the first issuance of common stock, through December 31, 2021.
(5)	Annualized, except for organizational expenses, which are non-recurring.
Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements except as disclosed below:
On January 31, 2022, the Company entered into Subscription Agreements with several investors in the amount of $4,325,000 for the private placement of the Company's Common Stock, of which none has been funded.
On February 2, 2022, the Company entered into its Subscription Facility with Sumitomo Mitsui Banking Corporation. The Subscription Facility allows the Company to borrow up to $10.6 million, subject to certain restrictions. For more information, see Note 5 "Debt."
On March 18, 2022, the Company entered into Subscription Agreements with several investors in the amount of $6,095,000 for the private placement of the Company's Common Stock, of which none has been funded.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or financial statement disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2021, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and our directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board oversees our management. Our Board currently consists of 4 members, 3 of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act. Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board has also established an Audit Committee and a Nominating and Corporate Governance Committee, and may establish additional committees in the future.
Board of Directors and Executive Officers
Directors
Under our certificate of incorporation and bylaws, our directors are divided into three classes. At each annual meeting, directors are elected for a term expiring at the third succeeding annual meeting, with the term of office of only one of these three classes of directors expiring each year. Each director will hold office for the term to which he or she is elected and until his or her successor is duly elected and qualifies. Information regarding our Board is as follows:

Name	Age	Position(s) held with the Company	Term of Office and Length of Time Served
Interested Directors
Damien Dwin	46	Director; Chief Executive Officer	2024 - Since 2021
Independent Directors
Jacqueline Bradley	62	Director	2022 - Since 2021
Troy Dixon	50	Director	2023 - Since 2021
Patrick McMahon	57	Director	2024 - Since 2021
The address for each of our directors is c/o Lafayette Square Empire BDC, Inc., 175 SW 7th Street, Unit 1911, Miami, FL 33130.
Executive Officers Who Are Not Directors

Name	Age	Position
Seren Tahiroglu	37	Chief Financial Officer
Matthew Swendiman	48	Chief Compliance Officer
David Kraut	47	Secretary
Biographical Information
Directors
The Board has determined that each of the directors is qualified to serve as our director, based on a review of the experience, qualifications, attributes and skills of each director, including those described below. Each of our directors has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management. For the purposes of this presentation, our directors have been divided into two groups — independent directors and interested directors. Interested directors are “interested persons” as defined in the 1940 Act.
Interested Directors

Damien Dwin is Founder and CEO of Lafayette Square Holding Company, LLC, organized in 2020 to assist disadvantaged communities by providing capital to small businesses and entrepreneurs. Prior to founding Lafayette Square, Mr. Dwin served as Co-CEO and Co-Founder of Brightwood Capital Advisors, LLC and was involved in all phases of that firm’s development from its founding in March 2010 through October 2020. Mr. Dwin sits on the board of several of Brightwood’s portfolio companies, none of which is public.
Prior to forming Brightwood, Mr. Dwin was the Co-Founder and Head of North American Special Opportunities at Credit Suisse Group AG from 2004 to 2010. In this capacity, he was responsible for creating, expanding, and investing capital for Credit Suisse in private equity and private debt deals sourced from within the organization. Mr. Dwin also ran the Credit Suisse Fixed Income Division Credit Training Program from 2004 until 2009 and served on the Vice President Selection Committee. From 1998 to 2004, Mr. Dwin was a trader at Goldman Sachs Group, Inc. in New York and London, where he held a number of positions in Fixed Income, Currencies, and Commodities.
Mr. Dwin is committed to philanthropic work and serves on numerous boards such as the NAACP Legal Defense and Education Fund and Children’s Hospital of Philadelphia. Additionally, he is Chair of the Board of Trustees for Vera Institute of Justice and serves as Trustee for several organizations of which The Boys’ Club of New York is representative.
Mr. Dwin received both a B.S. and B.A. from Georgetown University, where he served two terms on the Board of Regents as an alumnus.
Independent Directors
Jacqueline Bradley has served as an independent director of the Company since March 2021. Ms. Bradley served as a director of BankFIRST from 2005 until BANKshares was acquired by Seacoast in 2014. Ms. Bradley serves on the board of directors of the Boys & Girls Club of Central Florida, serving as chairperson in 2002 and 2003. Additionally, Ms. Bradley is a board member of The Studio Museum in Harlem. She also served on the finance committee for the Central Florida Expressway Authority and Orange County Tourist Development Council, and the board of directors of the Greater Orlando Aviation Authority, Florida Arts Council, and Cornell Museum of Fine Arts. Ms. Bradley last worked for seven years with SunTrust Bank in Central Florida, culminating in her last position as senior vice president leading its Private Client Group (1999-2002). Previously, she worked for years as vice president with Moody’s Investors Services and 3 years providing consulting services for McKinsey Management Consultants and Touché Ross. Ms. Bradley received her Bachelor of Arts degree in Economics and Political Science from Yale College, and her Master’s degree in Business Administration from Columbia University Graduate School of Business with a concentration in Finance and Marketing.
Troy Dixon has served as an independent director of the Company since March 2021. Mr. Dixon is the founder and the Chief Investment Officer of Hollis Park Partners, an alternative asset manager that specializes in structured products launched in 2013. Prior to Hollis Park Partners, Mr. Dixon served as the head of RMBS Trading a Deutsche Bank from 2006 to 2013. Mr. Dixon sits on the boards of the Apollo Theater and Boys Hope Girls Hope. He earned his B.A. from The College of the Holy Cross.
Patrick McMahon has served as an independent director of the Company since March 2021. Mr. McMahon is the founder and Chief Investment Officer of MKP Capital Management, L.L.C., a global alternative investment manager launched in 1995. Prior to MKP Capital Management L.L.C., Mr. McMahon worked at Salomon Brothers Inc. Mr. McMahon serves on the board of directors for the Els for Autism Foundation, whose overarching mission is to help people on the autism spectrum fulfill their potential to lead positive, productive, and rewarding lives. He also serves on the board of directors for the Each One Counts Foundation, which raises funds and provides grant funding to programs and individuals dedicated to easing the physical and emotional suffering of children with terminal or chronic illness. Additionally, he serves on the Board of Trustees for Villanova University. Mr. McMahon has a B.S. in Business Administration with a concentration in Finance from Villanova University.
Executive Officers Who Are Not Directors
Seren Tahiroglu has served as Chief Financial Officer of the Company since April 2021. In addition, Mr. Tahiroglu serves as Chief Financial Officer, Credit for Lafayette Square. Prior to joining Lafayette Square, he was a Senior Manager in Ernst & Young LLP's Wealth and Asset Management audit practice. Mr. Tahiroglu holds a B.S., cum laude, in Accounting from the Connecticut State University and a Master’s, magna cum laude, in Accounting and Taxation from the University of

Hartford. Mr. Tahiroglu is a licensed Certified Public Accountant in the State of New York. He is a member of the AICPA and the New York State Society of Certified Public Accountants.
Matthew Swendiman has served as the Chief Compliance Officer of the Company since April 2021. Mr. Swendiman began his investment management career in 1996 with BISYS Fund Services, a mutual fund administrator, where he worked in the transfer agent and legal and compliance department. Thereafter, he served as counsel to Conseco Capital Management, a multi-billion dollar institutional investment management firm. In 2002, Mr. Swendiman joined The Phoenix Companies, where he ultimately served as Chief Legal Officer and Secretary for the Phoenix (now Virtus) mutual fund complex. Mr. Swendiman later served as an investment management associate at K&L Gates, an international law firm. In 2006, he joined Fifth Third Bank, where he served as the Chief Administrative Officer for Fifth Third’s institutional investment management business. He also provided legal support to Fifth Third’s broker-dealer, insurance and custody operations and served as Secretary and Chief Legal Officer to the Fifth Third Funds, a mutual fund trust with twenty-four series. Following a stint as COO to a $500 million Cincinnati-based registered investment adviser, Mr. Swendiman founded Graydon Compliance Solutions, LLC, an outsourced compliance consultancy offering services to RIAs in the United States and United Kingdom. Mr. Swendiman is the Chief Executive Officer of Key Bridge Compliance, LLC and is co-founder and Chairman of F/m Acceleration LLC, a back and middle office solution provider for registered investment advisers, including its subsidiary adviser, F/m Investments.
David Kraut has served as Secretary of the Company since March 2021. In addition, Mr. Kraut serves as Managing Director, Legal at Lafayette Square. Prior to joining Lafayette Square, Mr. Kraut was a Managing Director and Senior Counsel at Goldman Sachs & Co. Previously, Mr. Kraut worked at Debevoise & Plimpton LLP and Paul, Weiss, Rifkind, Wharton & Garrison LLP. Mr. Kraut earned a B.A. in Ethics, Politics and Economics and International Studies from Yale University and a J.D. from New York University School of Law.
Board of Directors Leadership Structure
Our Board monitors and performs an oversight role with respect to our business and affairs, including with respect to our investment practices and performance, compliance with regulatory requirements, and the services, expenses, and performance of our service providers. Our Board approves the appointment of our Adviser and officers, reviews and monitors the services and activities performed by our Adviser and its affiliates and executive officers, and approves the engagement and reviews the performance of our independent public accounting firm.
Under the Bylaws, our Board may designate a Chair to preside over the meetings of our Board and meetings of the stockholders and to perform such other duties as may be assigned to him by the Board. We do not have a fixed policy as to whether the Chair of the Board should be an independent director and believe that we should maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on criteria that our Board determines to be in our best interests and our stockholders at such times.
Mr. Dwin serves as the Chair of our Board. We believe that Mr. Dwin’s vision for Lafayette Square as its founder and his extensive knowledge of corporate credit and fund management render him distinctly qualified to serve as the Chair of our Board.
Our Board does not currently have a designated lead independent director. We are aware of the potential conflicts that may arise when an interested director is Chair of the Board, but we believe these potential conflicts are offset by our strong corporate governance policies. Our corporate governance policies include regular meetings of the independent directors in executive session without the presence of interested directors and management, the establishment of Audit and Nominating and Corporate Governance Committees comprised solely of independent directors, and the appointment of a chief compliance officer, with whom the independent directors meet regularly without the presence of interested directors or other members of management, for administering our compliance policies and procedures.
We recognize that different board of directors’ leadership structures are appropriate for companies in different situations. We intend to review our corporate governance structure and policies on a regular basis to ensure that they continue to meet our needs.
Board of Directors’ Role in Risk Oversight

Our Board performs its risk oversight function primarily through (i) its standing Audit Committee, which reports to the entire Board and is comprised solely of independent directors, and (ii) active monitoring by our Chief Compliance Officer and of our compliance policies and procedures.
As described below in more detail under “Committees of the Board of Directors,” the Audit Committee assists our Board in fulfilling its risk oversight responsibilities. The Audit Committee’s risk oversight responsibilities include overseeing the accounting and financial reporting processes, our valuation process, our systems of internal controls regarding finance and accounting, and audits of our financial statements.
Our Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Board will annually review a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report will address, at a minimum, (a) any compliance matter that has occurred since the date of the last report about which our Board would reasonably need to know to oversee our compliance activities and risks; (b) any material changes our compliance policies and procedures since the last report; (c) the operation of such policies and procedures and our service providers since the last report; and (d) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review. In addition, the Chief Compliance Officer will meet regularly in executive session with the independent directors.
We believe that our Board’s role in risk oversight is effective and appropriate given the extensive regulation to which we will be subject as a BDC. As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 150% immediately after each time we incur indebtedness; we generally have to invest at least 70% of our total assets in “qualifying assets,” and we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.
We recognize that different board roles in risk oversight are appropriate for companies in different situations. We intend to re-examine the manners in which our Board administers its oversight function on an ongoing basis to ensure that they continue to meet our needs.
Committees of the Board of Directors
An Audit Committee and a Nominating and Corporate Governance Committee have been established by our Board. All directors are expected to attend at least 75% of the aggregate number of meetings of our Board and of the respective committees on which they serve. We require each director to make a diligent effort to attend all Board and committee meetings as well as each annual meeting of our stockholders.
Audit Committee
The Audit Committee is comprised of directors who are not considered “interested persons” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act, and meet the independence requirements of Rule 10A(m)(3) of the Exchange Act. The Audit Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Audit Committee. The Audit Committee’s responsibilities include establishing guidelines and making recommendations to our Board regarding the valuation of certain of our loans and investments, selecting our independent registered public accounting firm, reviewing with such independent registered public accounting firm the planning, scope and results of their audit of our financial statements, pre-approving the fees for services performed, reviewing with the independent registered public accounting firm the adequacy of internal control systems, reviewing our annual financial statements and periodic filings and receiving our audit reports and financial statements.
The members of the Audit Committee are Jacqueline Bradley, Troy Dixon and Patrick McMahon, each of whom is financially literate and meets the independence standards established by the SEC for audit committees and is independent for purposes of the 1940 Act. Troy Dixon serves as Chairman of the Audit Committee. Our Board has determined that Troy Dixon is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act.
Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is comprised of directors who are not considered “interested persons” of the Company, as that term is defined in Section 2(a)(19) of the 1940 Act. The Nominating and Corporate Governance Committee operates pursuant to a charter approved by our Board. The Nominating and Corporate Governance Committee is responsible for selecting, researching and nominating qualified nominees to be elected to the Board by our stockholders at the annual stockholder meeting, selecting qualified nominees to fill any vacancies on our Board or a committee of the Board (consistent with criteria approved by our Board), developing and recommending to our Board a set of corporate governance principles applicable to us and overseeing the evaluation of our Board and our management.
The Nominating and Corporate Governance Committee has not adopted a formal policy with regard to the consideration of diversity in identifying director nominees. In determining whether to recommend a director nominee, the Nominating and Corporate Governance Committee considers and discusses director diversity, among other factors, with a view toward the needs of our Board as a whole. The Nominating and Corporate Governance Committee generally conceptualizes diversity expansively to include concepts such as race, gender, national origin, differences of viewpoint, professional experience, education, skill and other qualities that contribute to our Board, when identifying and recommending director nominees. The Nominating and Corporate Governance Committee believes that the inclusion of diversity as one of many factors considered in selecting director nominees is consistent with the Nominating and Corporate Governance Committee’s goal of creating a Board that best serves our needs and the interests of our stockholders.
The members of the Nominating and Corporate Governance Committee are Jacqueline Bradley, Troy Dixon and Patrick McMahon, each of whom is independent for purposes of the 1940 Act. Jacqueline Bradley serves as Chairman of the Nominating and Corporate Governance Committee.
Pricing Committee
The Pricing Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Pricing Committee. The principal goals of the Pricing Committee are to approve the offering price of shares of the Common Stock in accordance with our valuation policy, and to ensure that we do not sell shares of Common Stock at a price per share below the net asset value of such Common Stock, as required by Section 23 of the 1940 Act, which was made applicable to BDCs by Section 63 of the 1940 Act.
The members of the Pricing Committee are Jacqueline Bradley, Troy Dixon and Damien Dwin.
Indemnification Agreements
We have entered into indemnification agreements with our directors. The indemnification agreements are intended to provide our directors the maximum indemnification permitted under Delaware law and the 1940 Act. Each indemnification agreement provides that we will indemnify the director who is a party to the agreement (an “Indemnitee”), including the advancement of legal expenses, if, by reason of his or her corporate status, the Indemnitee is, or is threatened to be, made a party to or a witness in any threatened, pending, or completed proceeding, to the maximum extent permitted by Delaware law and the 1940 Act.
Investment Committee
The Adviser has established the Investment Committee to be responsible for the Company’s investment decisions, and it is comprised of senior investment professionals of the Adviser and is chaired by our Chief Executive Officer, Damien Dwin. All investment decisions are reviewed and approved by the Investment Committee, which has principal responsibility for approving new investments and overseeing the management of existing investments.
The members of the Investment Committee are Mr. Dwin and Mr. Daniele, Ryan Ochs, Lori Scott, Don Baylor, Jr., Ommeed Sathe, Doug Ebanks, Reneé Beaumont, Maria Zubov and Antony Bugg-Levine.
The investment team leverages the broad experience-set of the Investment Committee to evaluate transactions and develop a framework for seeking appropriate risk-adjusted returns and risk mitigation strategies for target investments. With a collective average of almost 20 years of experience, the members of the Investment Committee have significant investing, finance, and risk management experience and provide valuable diligence insights to the investment team.
Members of the Investment Committee Who Are Not Our Directors or Officers

For biographical information of Mr. Dwin, see “—Biographical Information—Interested Directors.”
Phil Daniele - Mr. Daniele has been the Chief Risk Officer at Lafayette Square since November 2020. He is responsible for creating and enforcing an integrated risk framework for evaluating and monitoring all Lafayette Square investments.
With over 37 years of experience, Mr. Daniele was the former Chief Risk Officer at Brightwood Capital Advisors, LLC and served on Brightwood’s Executive and Valuation Committees from 2015 to 2020. Prior to joining Brightwood, he was the Chief Credit Officer for the Americas at Credit Suisse Group AG. He was responsible for approving all credit extensions in the Americas portfolio, including corporations, financial institutions, hedge funds and private clients. Previously, Mr. Daniele served as Head of Corporate Credit Americas, which included the Credit Suisse’s Leveraged Finance business. He began his career at CIT Factoring in 1984.
Phil is a Board Member and has been actively involved with Flames Neighborhood Youth Association since 1979. Flames is a Brooklyn-based organization primarily dedicated to the improvement of the lives of African American youth and the betterment of interracial relationships in the communities served by Flames. Additionally, he is a Board Member of Soul of the Peruvian Andes, a nonprofit whose mission is providing healthcare and education support to the impoverished villages of the Andes Mountains in Peru.
Originally from Brooklyn, New York, Mr. Daniele holds a B.B.A., Accounting, and an M.B.A., Finance from Pace University.
Ryan Ochs - Mr. Ochs is a Managing Director at Lafayette Square. Prior to Lafayette Square, Mr. Ochs worked as an investment professional at Brightwood Capital Advisors, LLC. Previously, Mr. Ochs held similar positions at Star Mountain Capital, LLC and American Capital Ltd.
Lori Scott - Ms. Scott is the Managing Director of Impact Credit at Lafayette Square. Prior to joining Lafayette, she served as the Chief Credit Officer of Impact Investments at the John D. and Catherine T. MacArthur Foundation. For over 25 years, Lori has developed and executed impact investment strategies globally, with a focus on increasing capital for underserved people and places.
Don Baylor, Jr. - Mr. Baylor is the Managing Director of Worker Solutions at Lafayette Square. Prior to joining Lafayette, Don served as Senior Program Officer at the Annie E. Casey Foundation, where he oversaw the Foundation's racial wealth gap portfolio.
Ommeed Sathe - Mr. Sathe is Head of Strategy at Lafayette Square. Prior to Joining Lafayette, Ommeed was Head of Impact and Responsible Investing at Prudential, where he managed a portfolio of over $1 billion invested across a range of alternative asset classes, including private equity, real estate, private credit and structured products.
Doug Ebanks - Mr. Ebanks is the Chief of Staff at Lafayette Square. Doug oversees operations and strategic development both with the holding company and within the firm's divisions. Prior to Lafayette, Doug worked for Brightwood Capital Advisors as an investment professional, underwriting direct investments in lower middle-market borrowers.
Renée Beaumont - Ms. Beaumont is the Chief Operating Officer at Lafayette Square. Renée is a former Partner at Generation Investment Management. Prior to Generation, Ms. Beaumont was the Global Head of Business Development at Providence Equity Partners. Ms. Beaumont is also a former Managing Director at Goldman Sachs & Co.
Maria Zubov - Ms. Zubov is a Managing Director at Lafayette Square with over 20 years of experience across credit risk management, portfolio management and equity research. Prior to joining Lafayette, she was an Executive Director within Natixis' credit risk management department. Previously, Ms. Zubov was a Director at Credit Suisse, where she spent over a decade in the CRM and portfolio management roles.
Antony Bugg-Levine - Mr. Bugg-Levine is a Managing Director and Co-Head of Community Impact at Lafayette Square. Antony is a pioneer of the modern impact investing movement, with over 15 years of industry experience, including co-founding the Global Impact Investing Network, running a national nonprofit loan fund, and launching the Rockefeller Foundations' impact investing program..
Code of Ethics

We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the joint code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics’ requirements. Our code of ethics is available on our website at empirebdc.com.
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Executive Officers
None of our executive officers will receive direct compensation from us. Any compensation paid for services relating to our financial reporting and compliance functions will be paid by our Administrator, subject to reimbursement by us of an allocable portion of such compensation for services rendered to us. To the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our Administrator.
Compensation of Directors
The following table sets for compensation of the Company’s directors, for the period from March 25, 2021 (commencement of term) through December 31, 2021:

Name of Director	Fee Earned	Total Compensation
Jacqueline Bradley	$7,726	$7,726
Troy Dixon	9,271	9,271
Patrick McMahon	7,726	7,726
The independent directors receive an annual fee of $10,000 (prorated for any partial year). In addition, the chair of the Audit Committee receives an additional annual fee of $2,000 (prorated for any partial year). We are also authorized to pay the reasonable out-of-pocket expenses for each independent director incurred in connection with the fulfillment of his or her duties as independent directors (provided that such compensation will only be paid if the committee meeting is not held on the same day as any regular meeting of the Board).
We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board reviews and determines the compensation of independent directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain ownership information with respect to shares of our Common Stock for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding shares of Common Stock and all officers and directors, as a group as of March 25, 2022.

Percentage of Common Stock outstanding
Name and address	Type of ownership	Shares owned	Percentage
Lafayette Square Holding Company, LLC(1)	Record	700	100.0%
Damien Dwin	N/A	—	—
Jacqueline Bradley	N/A	—	—
Troy Dixon	N/A	—	—
Patrick McMahon	N/A	—	—
Seren Tahiroglu	N/A	—	—
Matt Swendiman	N/A	—	—
David Kraut	N/A	—	—
All directors and officers as a group (7 persons)	N/A	—	—%
(1)In conjunction with and subsequent to our formation and through March 25, 2021, Lafayette Square, an affiliate of our Adviser, has made capital contributions to us in an aggregate amount equal to $10,500 in exchange for all of our issued and outstanding equity interests. In connection with the BDC Conversion such equity interests were converted into Shares at a per-share price as determined by our Board (including any committee thereof), which price will be determined prior to the issuance of such Shares based on our net asset value in accordance with the limitations under Section 23 of the 1940 Act.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE
Lafayette Square, the Adviser, and their affiliates engage in a broad range of activities, including investment activities for their own accounts and for the account of other investment funds or accounts, including the Other Lafayette Square BDCs and other funds, programs, accounts, or businesses (collectively with the Other Lafayette Square BDCs, the “Affiliated Investment Accounts”). In the ordinary course of conducting its activities, the interests of the Company may conflict with the interests of Lafayette Square, the Adviser or their affiliates, or other funds advised by Lafayette Square, the Adviser or their affiliates. We can offer no assurance such conflicts will ultimately be resolved in favor of the Company. A description of certain of these potential conflicts of interest is provided below. The discussion below does not describe all conflicts that may arise. See “Item 1. Business — Investment Advisory Agreement” for a discussion of the Adviser’s obligations under the Investment Advisory Agreement.
Co-Investment Transactions
We have applied for an exemptive order from the SEC that permits us to co-invest with certain other persons, including certain Affiliated Investment Accounts managed and controlled by the Adviser. Subject to the 1940 Act and the conditions of any such co-investment order issued by the SEC, the Company may, under certain circumstances, co-invest with certain Affiliated Investment Accounts in investments that are suitable for the Company and one or more of such Affiliated Investment Account. Even though the Company and any such Affiliated Investment Account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and other board-established criteria and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the exemptive order and our Adviser’s allocation policies and procedures, as discussed in this Registration Statement.
With respect to co-investment transactions conducted under our contemplated exemptive order, initial internal allocations among us and other investment funds affiliated with our Adviser will generally be made, taking into account the allocation considerations set forth in the Adviser’s allocation policies and procedures as described above. If we invest in a transaction under a co-investment exemptive order and, immediately before the submission of the order for us and all other funds, accounts, or other similar arrangements advised by Lafayette Square and its affiliates, the opportunity is oversubscribed, it will generally be allocated on a pro-rata basis based on available capital. To the extent the Company does not obtain a co-investment exemptive order, or if the granting of such order is delayed, the Company may only be able to participate in certain negotiated investment opportunities on a rotational basis. Our Board regularly reviews the allocation policies and procedures of the Adviser.
To the extent consistent with applicable law and/or exemptive relief issued to the Company, in addition to such co-investments, the Company and Lafayette Square or an Affiliated Investment Account may, as part of unrelated transactions, invest in either the same or different tiers of a portfolio company’s capital structure or in an affiliate of such portfolio company. To the extent the Company holds investments in the same portfolio company or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by Lafayette Square or an Affiliated Investment Account, the Adviser and Lafayette Square may be presented with decisions when the interests of the two co-investors are in conflict. If the portfolio company in which the Company has an equity or debt investment and in which Lafayette Square or an Affiliated Investment Account has an equity or debt investment elsewhere in the portfolio company’s capital structure, becomes distressed or defaults on its obligations under the private credit investment, Lafayette Square may have conflicting loyalties between its duties to its shareholders, the Affiliated Investment Account, the Company, certain of its other affiliates and the portfolio company. In that regard, actions may be taken for Lafayette Square or such Affiliated Investment Account that are adverse to the Company, or actions may or may not be taken by the Company due to Lafayette Square’s or such Affiliated Investment Account’s investment, which action or failure to act may be adverse to the Company. In addition, it is possible that in a bankruptcy proceeding, the Company’s interest may be adversely affected by virtue of Lafayette Square’s or such Affiliated Investment Account’s involvement and actions relating to its investment. Decisions about what action should be taken in a troubled situation, including whether to enforce claims, whether to advocate or initiate restructuring or liquidation inside or outside of bankruptcy and the terms of any work-out or restructuring, raise conflicts of interest. In those circumstances where the Company and Lafayette Square or such Affiliated Investment Accounts hold investments in different classes of a company’s debt or equity, Lafayette Square may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between the Company and Lafayette Square or such Affiliated Investment Accounts, including causing the Company to take certain actions that, in the absence of such conflict, it would not take, such as (A) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security-holders), (B) divesting investments or (C) otherwise taking action designed to reduce adversity.
Co-Investment by the Company
The Company will generally co-invest together with other private funds advised by the Adviser and/or a broker-dealer affiliated with the Adviser in each portfolio company, and exit or dispose of each such investment, at the same time and on the same terms, except to the extent necessary and permitted by applicable law and/or the terms of any applicable exemptive relief, or to address regulatory, tax, legal or other considerations. Conflicts of interest may arise in connection with decisions made by the Adviser, including in respect of the nature or structuring of investments that may be more beneficial for one fund or account than for the Company.
Broken Deal and Other Expenses
The appropriate allocation of fees and expenses generated in connection with potential portfolio investments that are not consummated with an investment of the Company’s assets, including without limitation, out-of-pocket fees associated with attorney fees and the fees of other professionals, will be determined based on the policies adopted by the Adviser and the Company is expected to bear its ratable share of such expenses.
Investments in Portfolio Investments of Other Funds
To the extent permitted by applicable law and/or the terms of any applicable exemptive relief, when the Company invests in certain companies or other entities, other funds affiliated with the Adviser may have made or may be making an investment in such companies or other entities. Other funds that have been or may be managed by the Adviser may invest in the companies or other entities in which the Company has made an investment. Under such circumstances, the Company and such other funds may have conflicts of interest (e.g., over the terms, exit strategies, and related matters, including the exercise of remedies of their respective investments). If the interests held by the Company are different from (or take priority over) those held by such other funds, the Adviser may be required to make a selection at the time of conflicts between the interests held by such other funds and the interests held by the Company.
Allocation of Expenses

Expenses may be incurred that are attributable to the Company and one or more other Affiliated Investment Accounts (including in connection with portfolio companies in which the Company and such other Affiliated Investment Accounts have overlapping investments). The allocation of such expenses among such entities raises potential conflicts of interest. The Adviser and its affiliates intend to allocate such common expenses among the Company, and any such other Affiliated Investment Accounts on a pro-rata basis or in such other manner as may be required or permitted by applicable law and with the Adviser’s Allocation Policy. Such expense allocations will be reviewed periodically by the Board.
Shareholder Due Diligence Information
Due in part to the fact that potential shareholders in the Company (including any potential purchaser of an interest in a secondary transaction) may ask different questions and request different information, the Company and the Adviser and its affiliates may provide certain information to one or more prospective shareholders that it does not provide to all of the prospective or current shareholders of the Company. In addition, certain shareholders in the Company could be strategic shareholders directly or indirectly into the Adviser, which may result in such shareholders receiving additional due diligence information regarding the Adviser that may not be provided to potential shareholders in the Company only.
Placement Agents and Solicitors
Adviser personnel and independent contractors involved in marketing the Company are acting for the Company and its affiliates and not acting as investment, tax, financial, legal, or accounting advisors to potential shareholders in connection with the marketing of the Company. Potential shareholders must independently evaluate the offering and make their own investment decisions. The Adviser has, and may in the future, enter into arrangements with third-party placement agents to solicit stockholders. Placement agents that solicit stockholders on behalf of the Company are subject to a conflict of interest because they will be compensated by the Adviser in connection with their solicitation activities. Placement agents or other financial intermediaries may also receive other compensation, including placement fees with respect to the acquisition of shares of Common Stock. Such agents or intermediaries may have an incentive in promoting the acquisition of shares of Common Stock in preference to products with respect to which they receive a smaller fee.
Loan Syndication Activities
Lafayette Square or its affiliates may administer and syndicate senior and other loans to corporate and other issuers. Fees earned by Lafayette Square or its affiliates as an administrative agent will not be shared with the Company, except as may be required by applicable law or guidance.
Other Conflicts
The Adviser may, in its discretion, cause the Company to have ongoing business dealings, arrangements, or agreements with persons who are former employees or executives of the Lafayette Square, the Adviser or their affiliates. The Company bears, directly or indirectly, the costs of such engagements, arrangements, or agreements. In such circumstances, there may be a conflict of interest between the Adviser and the Company in determining whether to engage in or to continue such engagements, including the possibility that the Adviser may favor such engagement even if a better price and/or quality of service could be obtained from another person.
Lafayette Square, the Adviser, their affiliates, and the Company will often engage common legal counsel and other advisers in a particular transaction, including transactions in which there may be conflicts of interest. Members of the law firms engaged to represent the Company may be shareholders in a Company or a related fund and may also represent one or more portfolio companies or shareholders in the Company or a related fund. In the event of a significant dispute or divergence of interest between the Company and Lafayette Square, the Adviser and/or their affiliates, the parties may engage separate counsel in the sole discretion of Lafayette Square. Moreover, in litigation and certain other circumstances, separate representation may be required. Additionally, Lafayette Square, the Adviser, their affiliates, and the Company and the portfolio companies may engage other common service providers. In such circumstances, there may be a conflict of interest between Lafayette Square and the Adviser, on the one hand, and the Company and portfolio companies, on the other hand, in determining whether to engage such service providers, including the possibility that Lafayette Square or the Adviser may favor the engagement or continued engagement of such persons if it receives a benefit from such service providers, such as lower fees, that it would not receive absent the engagement of such service provider by the Company and/or the portfolio companies.
Certain Related Transactions

We have entered into the Investment Advisory Agreement with our Adviser which is a wholly-owned subsidiary of Lafayette Square. We have also entered into the Administration Agreement with our Administrator, which is a wholly-owned subsidiary of Lafayette Square. We have agreed to reimburse our Adviser for the third party costs it incurs on our behalf in connection with our formation and the initial closing of the private offering of our shares of our Common Stock. Members of our senior management may serve as principals of other investment managers affiliated with our Adviser and Administrator that manage, and may in the future manage, investment funds, accounts or other investment vehicles with investment objectives similar to ours.
We expect our Adviser to enter into a staffing agreement with entities affiliated with Lafayette Square, pursuant to which such Lafayette Square affiliates would agree to provide our Adviser with access to investment professionals that comprise the investment team. Our Administrator will enter into one or more staffing agreements with affiliates of Lafayette Square pursuant to which such Lafayette Square affiliates would agree to provide our Administrator with access to certain legal, operations, financial, compliance, accounting, internal audit (in their role of performing our Sarbanes-Oxley Act internal control assessment), clerical and administrative personnel. Pursuant to these staffing agreements, our Administrator will agree to reimburse the Lafayette Square affiliates for their allocable portion of the costs of the compensation paid to our Chief Financial Officer and Chief Compliance Officer.
In conjunction with and following our formation and through March 25, 2022, Lafayette Square and certain affiliates of our Adviser have made capital contributions to us in exchange for all of our issued and outstanding limited liability company interests. In connection with the BDC Conversion, the limited liability company interests of Lafayette Square were be converted into Shares at a price per share to be determined by our Board and in accordance with Section 23 of the 1940 Act.
Investment Advisory Agreement
We have entered into the Investment Advisory Agreement with our Adviser and will pay it a base management fee as well as an incentive fee based on performance. The incentive fee will be computed and paid on income that we may not have yet received in cash. This fee structure may create an incentive for our Adviser to invest in certain types of securities that may have a high degree of risk. We will rely on investment professionals from our Adviser to value our portfolio investments. Our Adviser’s base management fee and incentive fee will be based on the value of our investments, and there may be a conflict of interest when personnel of our Adviser determine periodic fair values for our portfolio investments.
We have entered into the Administration Agreement with our Administrator and will reimburse it for the allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer, chief financial officer.
License Agreement
We intend to enter into a license agreement with Lafayette Square under which Lafayette Square will agree to grant us a non-exclusive, royalty-free license to use the name “Lafayette Square” for specified purposes in our business. Under the license agreement, we will have a right to use the “Lafayette Square” name, subject to certain conditions, for so long as our Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Lafayette Square” name.
Director Independence
The 1940 Act requires that at least a majority of our directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board is required to complete an independence questionnaire designed to provide information to assist our Board in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board has and determined that each of our directors, other than Damien Dwin, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chair of the Board, the Chair of the Nominating and Corporate Governance Committee and our corporate secretary of any change in circumstance that may cause his or her status as an independent director to change. Our Board limits membership on the Audit Committee and the Nominating and Corporate Governance Committee to independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Audit Committee of the independent directors of the Board have appointed Ernst & Young LLP as the Company’s independent registered public accounting firm for the for the period from February 19, 2021 (date of inception) through December 31, 2021, subject to ratification or rejection by the stockholders of the Company.
The following table displays fees for professional services by Ernst & Young LLP for the period from February 19, 2021 (date of inception) through December 31, 2021 (dollars in thousands):

For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Audit Fees(1)	$72,500
Audit Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total	$72,500
(1) Audit fees include fees for professional services that generally only the independent accountant can provide. In addition to fees, including out-of-pocket expenses, for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting, and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.
(2) Audit-related services consist of fees billed, including out-of-pocket expenses, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3) Tax fees consist of fees billed, including out-of-pocket expenses, for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.
(4) Fees for other services would include fees for products and services other than the services reported above.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules

No.	Description
3.1	Certificate of Incorporation of the Registrant(1)
3.2	Form of Bylaws(1)
4.1	Description of the Registrant's Securities*
10.1	Form of Investment Advisory Agreement(1)
10.2	Form of Administration Agreement(1)
10.3	Form of Custody Agreement(3)
10.4	Form of Indemnification Agreement(1)
10.5	Dividend Reinvestment Plan(1)
10.6	Form of Subscription Agreement(2)
10.7	Revolving Credit Agreement, dated as of February 2, 2022, among the Registrant, the other Borrowers and Sumitomo Mitsui Banking Corporation.(4)
14.1	Code of Business Conduct and Ethics*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Previously filed as part of the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021.
(2)	Previously filed as part of Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on July 12, 2021.
(3)	Previously filed as part of Pre-Effective Amendment No. 2 to the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on July 27, 2021.
(4)	Previously filed as part of the Registrant's Current Report on Form 8-K filed on February 3, 2022.
*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lafayette Square Empire BDC, Inc.

Date: March 25, 2022	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: March 25, 2022	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2022.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the
Damien Dwin	Board of Directors

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu

/s/ Jacqueline Bradley	Director
Jacqueline Bradley

/s/ Troy Dixon	Director and Chairman of the Audit Committee
Troy Dixon

/s/ Patrick McMahon	Director
Patrick McMahon