Form 10-Q
period 2022-03-31
Lafayette Square Empire BDC, Inc.
filed 2022-05-11
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2022, the Registrant had 700 shares of common stock, $0.001 par value per share, outstanding.

3

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

Part I. Financial Information
Item1. Financial Statements
Lafayette Square Empire BDC, Inc.
Statements of Assets and Liabilities

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash	$4,220	$8,489
Due from affiliate	315	315
Deferred financing costs	333,035	50,338
Deferred offering costs	283,626	270,630
Total assets	$621,196	$329,772

Liabilities
Accounts payable and accrued expenses	$202,352	$339,306
Due to affiliate	1,146,255	495,101
Total liabilities	1,348,607	834,407
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 700 shares issued and outstanding*	—	—
Paid-in capital in excess of par	10,500	10,500
Distributable earnings (losses)	(737,911)	(515,135)
Total net assets	(727,411)	(504,635)
Total liabilities and net assets	$621,196	$329,772

Net asset value per common share	$(1,039.16)	$(720.91)
* Less than $1.

The accompanying notes are an integral part of these financial statements.

Lafayette Square Empire BDC, Inc.
Statement of Operations

For the three months ended March 31, 2022
(unaudited)
Expenses:
Organizational costs (See Note 2)	$12,221
General and administrative expenses	134,896
Professional fees	34,498
Interest and financing expenses	33,271
Directors fees	7,890
Total Expenses	222,776
Net investment income (loss)	(222,776)

Net increase (decrease) in net assets resulting from operations	$(222,776)
Weighted average common shares outstanding	700
Net investment income (loss) per common share (basic and diluted)	(318.25)
Earnings (loss) per common share (basic and diluted)	(318.25)
The accompanying notes are an integral part of these financial statements.

Lafayette Square Empire BDC, Inc.
Statement of Changes in Net Assets
(unaudited)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2021	700	$—	$10,500	$(515,135)	$(504,635)
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(222,776)	(222,776)
Total increase (decrease) for the period ended March 31, 2022	—	—	—	(222,776)	(222,776)
Balance, March 31, 2022	$700	$—	$10,500	$(737,911)	$(727,411)
* Less than $1.
The accompanying notes are an integral part of these financial statements.

Lafayette Square Empire BDC, Inc.
Statement of Cash Flows

For the Three Months Ended March 31, 2022
(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(222,776)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(136,954)
Amortization of deferred financing costs	28,207
Deferred offering costs	(12,996)
Due to affiliates	651,154
Net cash provided by (used in) operating activities	306,635

Cash flows from financing activities
Deferred financing costs	(310,904)
Net cash provided by (used in) financing activites	(310,904)

Net increase (decrease) in cash and cash equivalents	(4,269)
Cash at beginning of period	8,489
Cash at end of period	$4,220
The accompanying notes are an integral part of these financial statements.

Lafayette Square Empire BDC, Inc.
Notes to Financial Statements (unaudited)

Note 1. Organization
Lafayette Square Empire BDC, Inc. (the “Company”) is a newly formed, externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the first taxable year the Company qualifies for such treatment, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.
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
As of March 31, 2022, the Company was in the development stages and had not commenced investment operations. For the three months ended March 31, 2022, there was no activity, other than minimal administrative activity for operations related to the Company’s organization and registration as a non-diversified, closed-end investment company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which has been borne by Lafayette Square and will be reimbursed by the Company beginning in the period during its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown").
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
Cash
The Company deposits its cash in a financial institution and, at times, may be in excess of the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2022 and December 31, 2021, the Company held $4,220 and $8,489 in cash, respectively.
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
In the event the initial closing of the private offering of our shares of Common Stock (the “Initial Closing”) does not occur, offering costs incurred will be borne by Lafayette Square or the Adviser. As of March 31, 2022 and December 31, 2021, the Adviser has incurred $283,626 and $270,630 of offering costs, that would be reimbursable by the Company upon the commencement of operations and are included in due to affiliate on the Statements of Assets and Liabilities.
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
As the Company has not yet commenced investment operations, there was no revenue recorded for the three months ended March 31, 2022.
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
Income taxes
For the three months ended March 31, 2022, the Company is subject to tax as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three months ended March 31, 2022. The Company expects to elect to be subject to tax as a RIC for the first year the Company qualifies for such treatment, and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company would intend to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. The Company may be subject to regular federal and state corporate income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that the Company elects to recognize upon RIC election or when recognized over the next five taxable years.
Depending on the level of taxable income earned in a tax year, a RIC may determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. A RIC may then be required to incur a 4% excise tax on such income. To the extent that the RIC determines that its estimated current year net investment income, determined on a calendar year basis, and net realized gain, determined on a 12-month basis ending October 31, could exceed estimated current calendar year dividend distributions, the RIC accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through March 31, 2022.
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
Note 3. Investments
The Company did not hold any investments as of March 31, 2022 or December 2021.
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
The Company did not hold any investments as of March 31, 2022.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three months ended March 31, 2022:

For the three months ended March 31, 2022
Interest expense	$—
Non-usage fee(1)	5,064
Amortization of financing costs	28,207
Weighted average stated interest rate	—%
Weighted average outstanding balance	$—

(1)	Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.

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
Base Management Fee:
The base management fee is payable quarterly in arrears beginning in the period during the Initial Drawdown at an annual rate of (i) prior to a Liquidity Event, 0.75%, and (ii) following a Liquidity Event, 1.0%, in each case of the average value of our gross assets (gross assets equal the total assets of the Company as set forth on the Company’s Statements of Assets and Liabilities) at the end of the two most recently completed calendar quarters. For services rendered under the Investment Advisory Agreement, the base management fee is payable quarterly in arrears. No management fee will be charged on committed but undrawn capital commitments.
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
As the Company has not had its Initial Drawdown, there has been no management fee recorded within the accompanying Statement of Operations for the three months ended March 31, 2022.
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
For the three months ended March 31, 2022, there was no Income-Based Fee incurred.
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
For the three months ended March 31, 2022, there was no Capital Gains Fee incurred.
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

Due to Affiliates
For the three months ended March 31, 2022, the Company’s expenses were paid by a related party of the Adviser and are expected to be reimbursed by the Company after commencement of operations. As of March 31, 2022, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Statements of Assets and Liabilities.
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
Note 7. Commitments and Contingencies
As of March 31, 2022, the Company did not have unfunded commitments and was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
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
For the three months ended March 31, 2022 the Company incurred $7,890 of directors fees expense.

Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, for the three months ended March 31, 2022:

For the three months ended March 31, 2022
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$(222,776)
Weighted average common shares outstanding	700
Earnings (loss) per common share (basic and diluted):	$(318.25)
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
As of March 31, 2022, the Company has received capital commitments totaling $34,233,000, for the private placement of the Company's Common Stock, of which none has been funded.
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. We intend to elect to be taxed as a RIC under the Code the first taxable year the Company qualifies for such treatment, and for future taxable years. The Company will be required to distribute dividends each tax year as a RIC to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
Note 10. Tax Matters
The Company intends to comply with the provisions of Subchapter M of the Code applicable to RICs for future taxable years. The Company did not qualify to elect treatment as a RIC for the current year and is subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the period January 1, 2022 through March 31, 2022.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of March 31, 2022 are as follows:

March 31, 2022
Deferred tax assets:
Net operating loss carryforward	$153,979
Organizational costs	33,081
Valuation allowance	(187,060)
Total deferred tax assets	—
Deferred tax liabilities:
Total deferred tax liabilities	—
Net deferred tax assets and liabilities	$—
The Company’s income tax provision consists of the following as of March 31, 2022:

March 31, 2022
Current tax (expense)/benefit:
Federal	$—
State and Local	—
Total current tax (expense)/benefit	—

Deferred tax (expense)/benefit:
Federal	154,961
State and Local	32,099
Valuation allowance	(187,060)
Total deferred tax (expense)/benefit	—

Total income tax (expense)/benefit	$—
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the three months ended March 31, 2022, as follows:

March 31, 2022
Income tax benefit at federal statutory rate (21%)	$154,961
State and local income tax benefit (net of federal detriment)	32,099
Valuation allowance	(187,060)
Total income tax (expense)/benefits	$—
At March 31, 2022, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset for the three months ended March 31, 2022. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.
As of March 31, 2022, the Company had a net operating loss carryforward for federal income tax purposes of $606,272. This net operating loss may be carried forward indefinitely.
As of March 31, 2022, the Company did not have any capital loss carryforward.
As of March 31, 2022, the Company did not have any investments.
Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the three months ended March 31, 2022:

Per Common Share Data:(1)
Net asset value, beginning of period	$(720.91)
Net investment income (loss)	(318.25)
Net increase (decrease) in net assets resulting from operations	(318.25)
Net asset value, end of period	$(1,039.16)

Total return based on NAV(2)	(7,027.72)%
Common shares outstanding, end of period	700
Weighted average shares outstanding	700
Net assets, end of period	$(727,411)

Ratio/Supplemental data(3):
Ratio of net investment income (loss) to average net assets	212.15%
Ratio of expenses to average net assets	(212.15)%

(1)	Per share data is based on weighted average shares outstanding for the respective period.
(2)	Total return is based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(3)	Annualized, except for organizational expenses, which are non-recurring.
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
The Company was formed as a Delaware limited liability company on February 19, 2021. Prior to the effective date of our Registration Statement (the “Effective Date”), we elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, the Company will be taxed as a corporation for the period from February 19, 2021 (date of inception) through December 31, 2021 and future tax years until the Company qualifies to be taxed as a regulated investment company ("RIC"). We intend to be treated, and continue to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year the Company qualifies for such treatment. No assurance can be provided that we will qualify as a RIC for any taxable year. Prior to the Effective Date and to our election to be regulated as a BDC, we completed a conversion under which Lafayette Square Empire BDC, Inc. succeeded to the business of Lafayette Square Empire BDC, LLC, and the member of Lafayette Square Empire BDC, LLC became the stockholder of Lafayette Square Empire BDC, Inc. (the “BDC Conversion”). As a BDC and a RIC, we must comply with certain regulatory requirements.
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
Portfolio and Investment Activity
The Company did not hold any investments as of March 31, 2022 and December 31, 2021.
Results of Operations
The following table represents the operating results for the three months ended March 31, 2022:

For the three months ended March 31, 2022
Total expenses	$222,776
Net investment income (loss)	(222,776)
Net increase (decrease) in net assets resulting from operations	$(222,776)
Expenses
Expenses for the three months ended March 31, 2022, consisted of $12,221 in initial organizational costs for which we are required to reimburse Lafayette Square upon the commencement of our operations in accordance with the Administration Agreement. Additionally, as of March 31, 2022, we have incurred $283,626 of offering costs which have been capitalized as a deferred charge on the Statements of Assets and Liabilities and will be amortized to expense on a straight-line basis over 12 months from the commencement of operations, which has not yet occurred.
The composition of the Company’s operating expenses was as follows for the three months ended March 31, 2022:

For the three months ended March 31, 2022
Organizational costs	$12,221
General and administrative expenses	134,896
Professional fees	34,498
Interest and financing expenses	33,271
Directors fees	7,890
Total expenses	$222,776

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
For the three months ended March 31, 2022, the Company incurred no base management fees as it has not yet had its Initial Drawdown. As of March 31, 2022, there were no base management fees payable to the Adviser.
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
For the three months ended March 31, 2022, there was no Income-Based Fee or Capital Gains Fee incurred.
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
Capital Resources and Borrowings
On December 22, 2021, we completed our initial closing of capital commitments for shares of our common stock issued in the Private Offering (the "Initial Closing"), and we have held additional closings subsequent to the Initial Closing. As of May 11, 2022, we have received signed Subscription Agreements totaling approximately $123.6 million - however, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $34.2 million to date. We expect to continue to hold additional closings subsequent to the Initial Closing.
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
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2022, we had not commenced investment operations and were not party to any off-balance sheet arrangements.
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
Income taxes
For the three months ended March 31, 2022, the Company is subject to tax as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three months ended March 31, 2022. The Company expects to elect to be subject to tax as a RIC as soon as the Company qualifies for such treatment, and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election for any taxable year. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company would also have to distribute earnings and profits accumulated during the period it was taxed as a regular corporation. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders.
Depending on the level of taxable income earned in a tax year, a RIC may determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. A RIC may then be required to incur a 4% excise tax on such income. To the extent that the RIC determines that its estimated current year net investment income, determined on a calendar year basis, and net realized gain, determined on a 12-month basis ending October 31, could exceed estimated current calendar year dividend distributions, the RIC accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.

The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions as of and through March 31, 2022 and December 31, 2021.
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of March 31, 2022, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors set forth below as well as those discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on the Company’s portfolio and the value of your investment in the Company.

The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States and many other countries placed economic sanctions on certain Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company’s portfolio and the value of your investment in the Company. Because this is an uncertain and evolving situation, its full impact is unknown at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

No.	Description
10.1
Revolving Credit Agreement, dated as of February 2, 2022, among the Registrant, the other Borrowers and Sumitomo Mitsui Banking Corporation (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2022).

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

Lafayette Square Empire BDC, Inc.

Date: May 11, 2022	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: May 11, 2022	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer