Form 10-Q
period 2022-06-30
Lafayette Square USA, Inc.
filed 2022-08-10
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to______
Commission File Number 814-01427
LAFAYETTE SQUARE USA, INC.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 10, 2022, the Registrant had 1,747,783 shares of common stock, $0.001 par value per share, outstanding.

Lafayette Square USA, Inc.
Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Lafayette Square USA, Inc. ("we," "us," "our," or the “Company”), our prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “ anticipates,” “ expects,” “ intends,” “ plans,” “will,” “may,” “ continue,” “ believes,” “ seeks,” “ estimates,” “would,” “ could,” “ should,” “ targets,” “ projects,” “ outlook,” “ potential,” “ predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our business prospects and the prospects of the companies in which we may invest;
•the impact of the investments that we expect to make;
•our ability to break escrow for our offering and raise sufficient capital to execute our investment strategy;
•general economic and political trends and other external factors, including the current pandemic (“COVID-19”);
•the impact of economic recessions or downturns, which could impair our portfolio companies and lead to defaults by our portfolio companies, could harm our operating results;
•rising inflation, which could adversely affect the operating results of our portfolio companies and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation;
•the ability of our portfolio companies to achieve their objectives;
•our expected financing arrangements and investments;
•changes in the general interest rate environment, including recent increases in interest rates;
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

Part I. Financial Information
Item1. Financial Statements
Lafayette Square USA, Inc.
Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $40,701)	$40,830	$—
Cash	2,709	8
Deferred financing costs	447	50
Deferred offering costs	306	271
Interest receivable	10	—
Due from affiliate	1	1
Total assets	$44,303	$330

Liabilities
Secured borrowings (see Note 5)	$17,000	$—
Due to affiliate	1,020	495
Accounts payable and accrued expenses	729	339
Interest and financing payable	11	—
Management fee payable (see Note 6)	2	—
Total liabilities	18,762	834
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 1,747,783 and 700 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively)*	2	—
Paid-in capital in excess of par	26,215	11
Distributable earnings (losses)	(676)	(515)
Total net assets	25,541	(504)
Total liabilities and net assets	$44,303	$330
	—	—
Net asset value per common share	$14.61	$(720.91)

* Less than $1 as of December 31, 2021.

The accompanying notes are an integral part of these financial statements.

Lafayette Square USA, Inc.
Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
	(unaudited)	(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$21	$21
Total investment income	21	21

Expenses:
General and administrative expenses	$141	$276
Professional fees	78	112
Interest and financing expenses (see Note 5)	61	95
Administrative services fee (see Note 6)	12	12
Organizational costs (See Note 2)	10	22
Directors' fees	8	16
Offering expenses	3	3
Management fee (see Note 6)	2	2
Total expenses, before expense support reimbursement	315	538
Expense support reimbursement (see Note 6)	(227)	(227)
Total expenses, net of expense support reimbursement	88	311
Net investment income (loss)	(67)	(290)

Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	129	129

Net increase (decrease) in net assets resulting from operations	$62	$(161)
Weighted average common shares outstanding	77,495	39,310
Net investment income (loss) per common share (basic and diluted)	(0.86)	(7.37)
Earnings (loss) per common share (basic and diluted)	0.80	(4.09)

The accompanying notes are an integral part of these financial statements.

Lafayette Square USA, Inc.
Statements of Changes in Net Assets
(unaudited)
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at March 31, 2022	700	$—	$11	$(738)	$(727)
Issuance of common stock	1,747,083	2	26,204	—	26,206
Net increase (decrease) in net assets resulting from operations:	—	—	—	—	—
Net investment income (loss)	—	—	—	(67)	(67)
Net change in unrealized gain (losses)	—	—	—	129	129
Total increase (decrease) for the period ended June 30, 2022	1,747,083	2	26,204	62	26,268
Balance, June 30, 2022	$1,747,783	$2	$26,215	$(676)	$25,541

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2021	700	$—	$11	$(515)	$(504)
Issuance of common stock	1,747,083	2	26,204	—	26,206
Net increase (decrease) in net assets resulting from operations:	—	—	—	—	—
Net investment income (loss)	—	—	—	(290)	(290)
Net change in unrealized gain (losses)	—	—	—	129	129
Total increase (decrease) for the period ended June 30, 2022	1,747,083	2	26,204	(161)	26,045
Balance, June 30, 2022	$1,747,783	$2	$26,215	$(676)	$25,541

* Less than $1 as of December 31, 2021 and March 31, 2022

The accompanying notes are an integral part of these financial statements.

Lafayette Square USA, Inc.
Statement of Cash Flows
(unaudited)
(dollar amounts in thousands, except per share data or otherwise noted)

For the six months ended June 30, 2022
(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(161)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(129)
Purchases of investments	(40,837)
Net accretion of discount on investments	(2)
Proceeds from sales and repayments of investments	138
Changes in operating assets and liabilities:
Interest receivable	(10)
Deferred offering costs	(35)
Due to affiliate	525
Accounts payable and accrued expenses	390
Interest expense payable	11
Management fee payable	2

Net cash provided by (used in) operating activities	(40,108)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	26,206
Proceeds from credit facility	17,000
Deferred financing costs	(397)
Net cash provided by (used in) financing activities	42,809

Net increase (decrease) in cash and cash equivalents	2,701
Cash at beginning of period	8
Cash at end of period	$2,709

The accompanying notes are an integral part of these financial statements.

Lafayette Square USA, Inc.
Schedule of Investments Inc.
(unaudited)
June 30, 2022

Company (1)(2)(3)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
ZWR Holdings, Inc.	(6)(7)(8)(9)	First lien senior secured loan	L+6.45%	8.40%	5/15/2026	2,000	$1,991	$1,943	7.6%
ZWR Holdings, Inc.	(6)(7)(8)	First lien senior secured loan	L+6.45%	8.05%	5/15/2026	17,313	17,189	17,162	67.2
							19,180	19,105	74.8%
Media
Direct Digital Holdings, LLC	(6)(7)(8)(9)	First lien senior secured loan	L+7.45%	9.70%	12/3/2026	—	(38)	—	—%
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+7.45%	9.70%	12/3/2026	21,725	21,559	21,725	85.1%
							21,521	21,725	85.1%

Total Portfolio Investments							$40,701	$40,830	159.9%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $25,541 as of June 30, 2022.
(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement".
(7)	Loan includes interest rate floor feature.
(8)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR (“L”), the Secured Overnight Financing Rate ("SOFR") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2022. As of June 30, 2022, the reference rates for our variable rate loans was the 90-day LIBOR at 2.29%.
(9)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Direct Digital Holdings, LLC	0.50%	Delayed Draw Term Loan	12/3/2026	$10,000	$—
ZWR Holdings, Inc.	0.50%	Delayed Draw Term Loan	5/15/2026	4,500	(39)
				$14,500	$(39)
The accompanying notes are an integral part of these financial statements.

Lafayette Square USA, Inc.
Notes to Financial Statements
(unaudited)
June 30, 2022
(dollar amounts in thousands, except per share data or otherwise noted)

Note 1. Organization
Lafayette Square USA, Inc. (the “Company”) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire BDC, Inc.” to “Lafayette Square USA, Inc.”, effective May 16, 2022. The Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the first taxable year the Company qualifies for such treatment, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.
The Company is externally managed by LS BDC Adviser, LLC (the “Adviser”) pursuant to an investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 (the “Investment Advisory Agreement”). The Adviser is a subsidiary of Lafayette Square Holding Company, LLC and its controlled subsidiaries, including LS Advisers, LLC and LS Administration, LLC (“Lafayette Square”).
The Company intends to invest in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in each of the ten regions below, with a goal to invest at least 5% of its assets in each region over time. However, the Company anticipates that it could take time to invest substantially all of the capital it expects to raise in a geographically diverse manner due to general market conditions, the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies, and the potential for allocations to other affiliated investment vehicles which focus their investments on a specific region. As a result, at any point in time, the Company may have a disproportionate amount of investments in certain regions, and there can be no assurance that the Company will achieve geographic diversification across all ten regions.
• Cascade Region: Alaska, Idaho, Oregon and Washington
• Empire Region: New York, New Jersey, Connecticut and Pennsylvania
• Far West Region: California, Hawaii and Nevada
• Four Corners Region: Arizona, Colorado, New Mexico and Utah
• Great Lakes Region: Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin
• Gulf Coast Region: Arkansas, Louisiana, Oklahoma and Texas
• Mid-Atlantic Region: Delaware, Kentucky, Maryland, North Carolina, South Carolina, Tennessee, Virginia and West Virginia and the District of Columbia
• Northeast Region: Maine, Massachusetts, New Hampshire, Rhode Island and Vermont
• Plains Region: Iowa, Kansas, Missouri, Montana, Nebraska, North Dakota, South Dakota and Wyoming
• Southeast Region: Alabama, Georgia, Florida and Puerto Rico.
The Company’s investment objective is to generate favorable risk-adjusted returns, including current income and capital appreciation, from directly originated investments in middle market companies.
The Company intends to invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock and warrants. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion, and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although the Company may invest in larger or smaller companies. The Company also may purchase interests in loans or corporate bonds through secondary market transactions. On June 24, 2022, the Company issued 1,747,083 shares of common stock, par value $0.01 per share, along with the 700 seed capital shares represented all of the issued and outstanding shares of Common Stock, for an aggregate purchase price of $26,206. The shares of Common Stock were sold in reliance upon the available exemptions from registration requirements of Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
As of June 30, 2022, the Company has received capital commitments totaling $104,825, for the private placement of the Company's Common Stock and commenced investment operations.
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
Cash
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2022 and December 31, 2021, the Company held $2,709 and $8 in cash, respectively.
Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it to do business legally. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of Common Stock of the Company.
The Company’s initial organization costs incurred were expensed and initial offering costs are being amortized over one year.
The Company will bear the organization and offering expenses incurred up to $1 million in connection with the formation of the Company and the offering of shares of its Common Stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. In addition, the Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs.
In the event the initial closing of the private offering of our shares of Common Stock (the “Initial Closing”) does not occur, offering costs incurred will be borne by Lafayette Square or the Adviser. As of June 30, 2022 and December 31, 2021, the Adviser has incurred $306 and $271, respectively of offering costs, that it expects to be reimbursable by the Company and are included in due to affiliate on the Statements of Assets and Liabilities.
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
Revenue Recognition
Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the Statements of Operations.
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
Original Issue Discount
Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument. The Company then amortizes such amounts using the effective interest method as interest income over the expected life of the investment.
PIK Interest
The Company may, from time to time, hold loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest in cash may be deferred until the time of debt principal repayment.
PIK interest, which is a non-cash source of income at the time of recognition, is included in the Company’s taxable income. This affects the amount the Company would be required to distribute to its stockholders to maintain its tax treatment as a RIC for federal income tax purposes, even though the Company has not yet collected the cash.
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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date such loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, future payments are likely to remain current.
Investment Classification

The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the Company is deemed to "control" a portfolio company if it owns more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. Such investments in portfolio companies that the Company "controls" are referred to as "Control Investments." Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of a portfolio company if it owns between 5% and 25% of the portfolio company's outstanding voting securities or the Company is under common control with such portfolio company. We refer to such investments in Affiliated Persons as "Affiliated Investments." Investments which are neither Control Investments or Affiliated Investments are referred to as "Non-Controlled/Non-Affiliated investments."
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
On December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act (the "Valuation Rule"), which established an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The Valuation Rule, which is effective for the Company on September 8, 2022 (the "SEC Compliance Date"), clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The Valuation Rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The Board has chosen to designate the Adviser to perform these obligations as of the SEC Compliance Date. The Company will continue to review the Valuation Rule and its impact on the Company and its valuation policies, and will comply with its valuation requirements on or before the SEC Compliance Date.
Income taxes
Since its formation and until the first year it qualifies for treatment as a RIC, the Company is subject to tax as a corporation, and, as a result, the Company is subject to corporate income tax (currently at a federal rate of 21% but subject to legislative change) to the extent the Company recognizes taxable income. For the six months ended June 30, 2022, it is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation for such period and consequently, no such taxes were accrued for the six months ended June 30, 2022. The Company expects to elect to be subject to tax as a RIC for the first year the Company qualifies for such treatment, and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company would intend to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. The Company may be subject to regular federal and state corporate income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that the Company elects to recognize upon RIC election or when recognized over the next five taxable years.

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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through June 30, 2022.
Distributions
Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company intends to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed to shareholders at least annually, although the Company can retain such capital gains for investment in its discretion.
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
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 at any time after March 12, 2020 but no later than December 31, 2022. The Company does not expect this guidance to impact its financial statements.
Note 3. Investments
The following table shows the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2022. There were no investments as of December, 31, 2021.

	June 30, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$40,701	100%	$40,830	100%
Total	$40,701	100%	$40,830	100%

The following table shows the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2022. There were no investments as of December 31, 2021. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2022
	Amortized Cost		Fair Value
Mid-Atlantic	$19,180	47%	$19,105	47%
Gulf Coast	21,521	53	21,725	53
Total	$40,701	100%	$40,830	100%

The following table shows the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2022. There were no investments as of December 31, 2021.

	June 30, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$19,180	47%	$19,105	47%
Media	21,521	53	21,725	53
Total	$40,701	100%	$40,830	100%

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
The financial statements include portfolio investments at fair value of $40,830 as of June 30, 2022. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of June 30, 2022.

The following table presents fair value measurements of investments, by major class according to the fair value hierarchy as of June 30, 2022. There were no investments as of December 31, 2022.

	Fair Value Measurements
June 30, 2022	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$40,830	$40,830
Total Investments	$—	$—	$40,830	$40,830

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2022:

	Investments
	First Lien Senior Secured Loans	Total Investments
Balance as of December 31, 2021	$—	$—
Purchases of investments and other adjustments to cost	40,839	40,839
Proceeds from principal repayments	(138)	(138)
Net change in unrealized gain (loss) on investments	129	129
Balance as of June 30, 2022	$40,830	$40,830

For the three and six months ended June 30, 2022 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on June 30, 2022 was $129 as shown on the Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at costs, accretion/amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the period ended June 30, 2022.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The table below is not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Company.
The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2022. There were no investments as of December 31, 2021.

					Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
First Lien Senior Secured Loans	$40,830	Discounted Cash Flow	Discount Rate	10.2%	9.8%	10.6%
Total Level 3 Assets	$40,830

The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.
The significant unobservable inputs used in the market approach of fair value measurement of the Company’s investments are the market multiples of EBITDA or revenue of the comparable guideline public companies. The Company selects a population of public companies for each investment with similar operations and attributes of the portfolio company. Using these guideline public company data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The Company selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on such multiple and generally the latest twelve months EBITDA or revenue of the portfolio company (or other meaningful measure). Increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the fair value estimate of the investment.
Note 5. Debt
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our Common Stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% or 150%, subject to receipt of certain approvals and compliance with certain disclosure requirements, immediately after each such issuance. Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase.
Credit Facilities
Subscription Facility
On February 2, 2022, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allows the Company to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base based upon unused capital commitments made by investors in the Company. The amount of permissible borrowings under the Subscription Facility may be increased to $1 billion with the consent of the lenders. The Subscription Facility matures on February 2, 2024 and bears interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 1.80% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
On June 29, 2022, the Company borrowed $17.0 million from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three and six months ended June 30, 2022:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Interest expense	$4	$4
Non-usage fee (1)	11	16
Amortization of financing costs	46	75
Weighted average stated interest rate	4.75%	4.75%
Weighted average outstanding balance (2)	$17,000	$17,000

(1)	Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2)	The Company's initial borrowing occurred on June 29, 2022.

	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$17,000	$21,400
Total	$38,400	$17,000	$21,400

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
For the three and six months ended June 30, 2022, the Company incurred Management Fee expense of $2. As of June 30, 2022, $2 remained payable, and as of December 31, 2021, no management fee was payable.
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
For the six months ended June 30, 2022, there was no Income-Based Fee incurred.
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
Each year, the fee paid for the Capital Gains Fee is calculated net of the aggregate amount of any previously paid Capital Gains Fee for all prior periods. We will accrue, but will not pay, a Capital Gains Fee with respect to unrealized appreciation because a Capital Gains Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement exceed the amount permitted by the Investment Advisers Act of 1940, as amended (the “Advisers Act”), including Section 205 thereof.
For the purpose of computing the Capital Gains Fee, the calculation methodology will look through derivative financial instruments or swaps as if we owned the reference assets directly.
For the six months ended June 30, 2022, there was no Capital Gains Fee incurred.
Administration Agreement
Pursuant to the administration agreement between the Company and LS Administration, LLC (the “Administration Agreement”), LS Administration, LLC (the “Administrator”) furnishes the Company with office space, office services, and equipment. Under the Administration Agreement, our Administrator performs or oversees the performance of our required administrative services, which include providing assistance in accounting, legal, compliance, operations, technology, internal audit, and investor relations, being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and disseminating reports to our stockholders, assessing our internal controls under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses. This includes an allocable portion of expenses incurred by our Administrator in performing its obligations under the Administration Agreement and our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator may enter into. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion. The Company will begin reimbursing administration expenses beginning during the period of the Initial Drawdown.
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

Affiliated transactions

The Adviser’s investment allocation policy seeks to ensure allocation of investment opportunities on a fair and equitable basis over time between the Company and other funds or investment vehicles managed by the Adviser or its affiliates. It is expected that the Company may have overlapping investment strategies with such affiliated funds and/or investment vehicles, but there are prohibitions under the 1940 Act from participating in certain transactions with such affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. As a result, the Company, the Adviser and certain of their affiliates applied for, and have been granted, exemptive relief by the SEC for the Company to co-invest with other funds or investment vehicles managed by the Adviser or certain of its affiliates, in a manner consistent with the requirements of the Company’s organizational documents and investment strategy as well as applicable laws and regulations and the Adviser’s fiduciary duties. As a result of such exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of such other affiliated entities that avail themselves of such exemptive relief and that have an investment objective similar to the Company. In addition, any transaction fees (including break-up or commitment fees, but excluding transaction fees contemplated by Section 17(e) or 57(k) of the 1940 Act, as applicable, which are expected to be retained by the Adviser, to the extent permitted by applicable law) received in connection with a co-investment transaction among the Company and its affiliated entities will be distributed to the participating entities (including the Company) on a pro rata basis based on the amounts they invested or committed, as the case may be, in such transaction.
Due to Affiliates
For the six months ended June 30, 2022, the Company’s expenses were paid by a related party of the Adviser and are expected to be reimbursed by the Company after commencement of operations. As of June 30, 2022, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Statements of Assets and Liabilities.
For the three month and six month periods ended June 30, 2022, the Administrator incurred $12 in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Statements of Operations. As of June 30, 2022, $12 was unpaid and included in Due to affiliate in the accompanying Statements of Assets and Liabilities. As of March 31, 2022, the Company had not completed the Initial Closing or commenced investment operations. No administrative services fee were charged to the Company prior to the Company’s commencement of operations.
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

Any payments required to be made by the Company are referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
The Company’s obligation to make a Reimbursement Payment will automatically become a liability of the Company on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's inception:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2022	$227	$—	$227
Total	$227	$—	$227
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by the Company in the future. As of June 30, 2022 and December 31, 2021, the Company did not have an obligation to repay Expense Payments to the Adviser and did not record a liability on the Statements of Assets and Liabilities.
Note 7. Commitments and Contingencies
As of June 30, 2022, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as delayed draw commitments. As of June 30, 2022 the fair value of unfunded commitments held by the Company was $(39) as shown on the Schedule of Investments. The Company had the following unfunded commitments to fund delayed draw loans as of the indicated dates:

Par Value as of June 30, 2022
Unfunded delayed draw commitments	$14,500
Total unfunded commitments	$14,500
As of December 31, 2021 the Company had no unfunded commitments.
Note 8. Directors Fees
As of June 27, 2022, in connection with the conversion of Lafayette Square Empire BDC, LLC to Lafayette Square USA, Inc., the independent directors receive an annual fee of $100 (prorated for any partial year). In addition, the chair of the Audit Committee receives an additional annual fee of $2 (prorated for any partial year). Prior to that, independent directors received an annual fee of $10 (prorated for any partial year). We are also authorized to pay the reasonable out-of-pocket expenses for each independent director incurred in connection with the fulfillment of his or her duties as independent directors (provided that such compensation will only be paid if the committee meeting is not held on the same day as any regular meeting of the Board).
For the three and six months ended June 30, 2022 the Company incurred $8 and $16, respectively, of directors’ fees expenses, which were paid by a related party of the Adviser and are included in the Due to Affiliate line item in the Statements of Assets and Liabilities.

Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, for the three and six months ended June 30, 2022:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$62	$(161)
Weighted average common shares outstanding	77,495	39,310
Earnings (loss) per common share (basic and diluted):	$0.80	$(4.09)

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
As of June 30, 2022, the Company has received capital commitments totaling $104,825, for the private placement of the Company's Common Stock, of which $78,619, was unfunded.

Share Issuance Date	Shares Issued	Amount
June 24, 2022	1,747,083	$26,206
Total	1,747,083	$26,206

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company intends to elect to be taxed as a RIC under the Code the first taxable year the Company qualifies for such treatment, and for future taxable years. The Company will be required to distribute dividends each tax year as a RIC to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.

Note 10. Tax Matters
The Company intends to comply with the provisions of Subchapter M of the Code applicable to RICs for future taxable years. The Company did not qualify to elect treatment as a RIC for the current year and is subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation. Consequently, no such taxes were accrued for the period January 1, 2022 through June 30, 2022.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of June 30, 2022 are as follows:

June 30, 2022
Deferred tax assets:
Net operating loss carryforward	$172
Organizational costs	32
Valuation allowance	(204)
Total deferred tax assets	—
Deferred tax liabilities:
Total deferred tax liabilities	—
Net deferred tax assets and liabilities	$—
The Company’s income tax provision consists of the following as of June 30, 2022:

June 30, 2022
Current tax (expense)/benefit:
Federal	$—
State and Local	—
Total current tax (expense)/benefit	—

Deferred tax (expense)/benefit:
Federal	169
State and Local	35
Valuation allowance	(204)
Total deferred tax (expense)/benefit	—

Total income tax (expense)/benefit	$—
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the six months ended June 30, 2022, as follows:

June 30, 2022
Income tax benefit at federal statutory rate (21%)	$169
State and local income tax benefit (net of federal detriment)	35
Valuation allowance	(204)
Total income tax (expense)/benefits	$—
At June 30, 2022, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments. Through the consideration of these factors, the Company determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset for the six months ended June 30, 2022. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.
As of June 30, 2022, the Company had a net operating loss carryforward for federal income tax purposes of $677. This net operating loss may be carried forward indefinitely but would not be useable to offset income in taxable years in which the Company qualifies as a RIC.
As of June 30, 2022, the Company did not have any capital loss carryforward.
As of June 30, 2022, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes are as follows. As of December 31, 2021, the Company did not have any investments.

June 30, 2022
Tax cost	$40,701
Gross unrealized appreciation	204
Gross unrealized depreciation	(75)
Net unrealized investment appreciation / (depreciation) on investments	$129
Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the six months ended June 30, 2022:

Per Common Share Data:(1)
Net asset value, beginning of period	$(720.91)
Net investment income (loss)	(7.37)
Net realized and unrealized gain (loss)	3.28
Net increase (decrease) in net assets resulting from operations	(4.09)
Effect of offering price of subscriptions (2)	739.61
Net asset value, end of period	$14.61

Total return based on NAV(3)	(102.03)%
Common shares outstanding, end of period	1,748,483
Weighted average shares outstanding	39,310
Net assets, end of period	$25,541

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets(5)	(9.78)%
Ratio of expenses to average net assets(5)	10.29%
Weighted average debt outstanding(6)	$17,000
Total debt outstanding	17,000
Asset coverage ratio per unit	2,502

(1)	Per share data is based on weighted average shares outstanding for the respective period.
(2)	Increase (decrease) is due to the offering price of subscriptions during the period (See note 9)
(3)	Total return is based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(4)	Annualized, except for organizational expenses, which are non-recurring.
(5)	For the six months ended June 30, 2022, prior to the effect of the Expense Support Agreement, the ratio of net investment income (loss) to average net assets, and expenses to average net assets is (12.57)% and 13.09%, respectively.
(6)	The Company's initial borrowing occurred on June 29, 2022.
Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the financial statements. Except as noted below, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the financial statements.
Subsequent to June 30, 2022, the Company borrowed $3,000 under the Subscription Facility to fund investment acquisitions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in thousands, except per share data, unless otherwise indicated)
The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” means Lafayette Square USA, Inc., unless otherwise specified. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this report.
Business Overview
The Company intends to invest in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in each of the ten regions below (the "Target Regions"), with a goal to invest at least 5% of its assets in each region over time. However, the Company anticipates that it could take time to invest substantially all of the capital it expects to raise in a geographically diverse manner due to general market conditions, the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies, and the potential for allocations to other affiliated investment vehicles which focus their investments on a specific region. As a result, at any point in time, we may invest a disproportionate amount in certain regions, and there can be no assurance that we will achieve geographic diversification across all ten regions.
• Cascade Region: Alaska, Idaho, Oregon and Washington
• Empire Region: New York, New Jersey, Connecticut and Pennsylvania
• Far West Region: California, Hawaii and Nevada
• Four Corners Region: Arizona, Colorado, New Mexico and Utah
• Great Lakes Region: Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin

• Gulf Coast Region: Arkansas, Louisiana, Oklahoma and Texas
• Mid-Atlantic Region: Delaware, Kentucky, Maryland, North Carolina, South Carolina, Tennessee, Virginia and West Virginia and the District of Columbia
• Northeast Region: Maine, Massachusetts, New Hampshire, Rhode Island and Vermont
• Plains Region: Iowa, Kansas, Missouri, Montana, Nebraska, North Dakota, South Dakota and Wyoming
• Southeast Region: Alabama, Georgia, Florida and Puerto Rico.
We were formed as a Delaware limited liability company on February 19, 2021. Prior to the effective date of our Registration Statement (the “Effective Date”), we elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we were taxed as a corporation for the period from February 19, 2021 (date of inception) through December 31, 2021 and for future tax years until we qualify to be taxed as a regulated investment company ("RIC"). We intend to be treated, and continue to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year in which we qualify for such treatment. No assurance can be provided that we will qualify as a RIC for any taxable year. Prior to the Effective Date and to our election to be regulated as a BDC, we completed a conversion under which Lafayette Square USA, Inc. (then known as Lafayette Square Empire BDC, Inc.) succeeded to the business of Lafayette Square Empire BDC, LLC, and the sole member of Lafayette Square Empire BDC, LLC became the stockholder of Lafayette Square Empire BDC, Inc. (the “BDC Conversion”). As a BDC and a RIC, we must comply with certain regulatory requirements.
We are managed by LS BDC Adviser, LLC (the “Adviser”), a Delaware limited liability company and an affiliate of Lafayette Square Holding Company, LLC ("Lafayette Square"). The Adviser is a limited liability company that is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.
Our investment objective is to generate favorable risk-adjusted returns, including current income and capital appreciation, principally from directly originated investments in middle market businesses that are primarily domiciled, headquartered and/or have a significant operating presence in the Target Regions. We define middle market businesses as companies having annual revenues between $10 million and $1 billion and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although we may invest in larger or smaller companies. We do not intend to invest a meaningful portion of our portfolio in real-estate related loans, start-ups or companies with speculative business plans. We expect to invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock, and warrants.
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
and other expenses incurred by either the LS Administration LLC (the “Administrator”) or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and their respective staffs, and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including providing assistance in accounting, legal, compliance, operations, technology, internal audit, and investor relations, and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase proportionally when our asset value declines.
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
Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the three months ended June 30, 2022 (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended June 30, 2022
Total Investments, beginning of period	$—
New investments purchased	40,837
Net accretion of discount on investments	2
Investments sold or repaid	(138)
Total Investments, end of period	$40,701

Portfolio Companies, at beginning of period	N/A
Number of new portfolio companies	2
Portfolio companies, at end of period	2
As of December 31, 2021, the Company had no investments.
As of June 30, 2022, our investments consisted of the following:

	June 30, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$40,701	100%	$40,830	100%
Total	$40,701	100%	$40,830	100%

The table below describes investments by industry composition based on fair value as of June 30, 2022:

	June 30, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$19,180	47%	$19,105	47%
Media	$21,521	53%	$21,725	53%
Total	$40,701	100%	$40,830	100%

The weighted average yields at amortized cost and fair value of our portfolio as of June 30, 2022 were as follows:

	June 30, 2022
Weighted Average Yield (1)	Amortized Cost	Fair Value
First lien senior secured loans (2)	9.2%	9.2%
Total Portfolio	9.2%	9.2%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2)
Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes exit fees that are receivable upon repayment of certain loan investments.

June 30, 2022
Number of portfolio companies	2
Percentage of performing debt bearing a floating rate (1)	100%
Percentage of performing debt bearing a fixed rate (1) (2)	—%
Weighted average spread over Libor of all accruing floating rate investments	7%
Weighted average leverage (net debt/EBITDA) (3)	2.8x
Weighted average interest coverage (3)	2.8x

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
(3)
To calculate net debt, we include debt that is both senior and pari passu to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk.

Ongoing monitoring and risk management of each asset is conducted by the Adviser's Portfolio Monitoring team under the supervision of the Chief Risk Officer. The Portfolio Monitoring team is separate and distinct from the Adviser's investment team, and has as its primary responsibilities to:
•formally monitor portfolio companies post-investment on an ongoing basis;
•perform quarterly valuations of all assets in partnership with third-party valuation agent(s);
•maintain and update internal and external asset ratings;
•oversee BDC-level monitoring; and
•lead amendment, “work out,” and restructurings processes.
Portfolio Monitoring monitors the financial trends of each portfolio company to determine if it is meeting its respective business plan and to assess the appropriate course of action with respect to investments in each portfolio company. Portfolio Monitoring has several methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:
•periodic and regular contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and variants from approved budgets and internal projections;
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

As part of the monitoring process, our Adviser employs an investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. The rating system is as follows:

Investment Rating	Description
1
Involves the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since the time of origination or acquisition are generally favorable which may include the performance of the portfolio company or a potential exit.

2
Involves an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2.

3
Involves a borrower performing below expectations and indicates that the loan’s risk has increased since origination or acquisition. The borrower could be out of compliance with debt covenants; however loan payments are generally not past due.

4
Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due)

5
Involves a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.

The following table shows the distribution of the Company’s investments on the 1 to 5 investment risk rating scale as of June 30, 2022:

Investment Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	40,830	100.0%
3	—	—
4	—	—
5	—	—
Total	$40,830	100.0%

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
Income taxes
Since our formation and until the first year we qualify for treatment as a RIC, we are subject to tax as a corporation, and, as a result, we are subject to corporate income tax (currently at a federal rate of 21% but subject to legislative change) to the extent we recognize taxable income. For the six months ended June 30, 2022, we do not anticipate that we will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the six months ended June 30, 2022. We expect to elect to be subject to tax as a RIC as soon as we qualify for such treatment, and to maintain such election in future taxable years. There is no guarantee that we will qualify to make such an election for any taxable year. In order to qualify and be subject to tax as a RIC we will be required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We would also have to distribute earnings and profits accumulated during the period it was taxed as a regular corporation. We intend to make the requisite distributions to its stockholders, which will generally relieve us from U.S. federal income taxes with respect to all income distributed to its stockholders.
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
We account for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions as of and through June 30, 2022 and December 31, 2021.
Distributions
Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, we intend to authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we can retain such capital gains for investment in our discretion.
We have adopted a dividend reinvestment plan (the “DRIP”) that provides for reinvestment of any distributions we declare in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and we declare a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of our Company’s Common Stock, rather than receiving the cash distribution. Shares issued under the DRIP will be issued at a price per share equal to the most recent net asset value (“NAV”) per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act).

Valuation of Portfolio Investments:
Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued quarterly at fair value as determined in good faith by the Board, based on, among other considerations, the input of the Advisor, our Audit Committee and the independent third-party valuation firm engaged at the direction of the Board.
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
We apply Financial Accounting Standards Board Accounting Standards Codification 820, Fair Value Measurement (ASC 820), as amended, which establishes a framework for measuring fair value in accordance with U.S. GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in determination of fair value.
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
The use of these valuation models requires significant estimation and judgment by the Advisor. The Advisor uses a third-party valuation firm to ensure fair values are determined on an independent basis. While we believe our valuation methods are appropriate, other market participants may value identical assets differently than us at the measurement date. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We may also have risk associated with its concentration of investments in certain geographic regions and industries.
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
In addition, on December 3, 2020, the SEC announced its adoption of Rule 2a-5 under the 1940 Act (the "Valuation Rule"), which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. The Valuation Rule clarifies how fund boards can satisfy their valuation obligations in light of recent market developments. The Valuation Rule will permit boards, subject to board oversight and certain other conditions, to designate certain parties to perform the fair value determinations. The Valuation Rule is effective for us on September 8, 2022. We will continue to review the Valuation Rule and its impact on us and its valuation policies, and we will comply with our valuation requirements on or before the SEC’s compliance date.
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
Revenue Recognition
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. We record amortized or accreted discounts or premiums as interest income using the effective interest method or straight-line interest method, as applicable, and adjusted only for material amendments or prepayments. Dividend income, which represents dividends from equity investments and distributions from subsidiaries, if any, is recognized on an accrual basis to the extent that we expect to collect such amount.
PIK Interest
We may, from time to time, hold loans in its portfolio that contain a payment-in-kind ("PIK") interest provision. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
Original Issue Discount
Discounts to par on portfolio securities are accreted into income over the tenor of the instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument and the Company then amortizes such amounts using the effective interest method as interest income over the life of the investment.
Fee Income
Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. We may receive certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned.
Non-accrual loans

A loan can be left on accrual status during the period when we are pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2022 and December 31, 2021, we had no portfolio company investments on non-accrual status.

Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2022:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Total investment income	$21	$21
Net expenses	88	311
Net investment income (loss)	(67)	(290)
Net change in unrealized gains (losses)	129	129
Net increase (decrease) in net assets resulting from operations	$62	$(161)

Investment Income
The composition of the Company’s investment income was as follows for the three and six months ended June 30, 2022:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Investment income
Interest income	$21	$21
Total investment income	$21	$21
Expenses
Expenses for the three and six months ended June 30, 2022, consisted of $10 and $22, respectively, in initial organizational costs for which we are required to reimburse Lafayette Square upon the commencement of our operations in accordance with the Administration Agreement. Additionally, as of June 30, 2022, we incurred $306 of offering costs which have been capitalized as a deferred charge on the Statements of Assets and Liabilities and are amortized to expense on a straight-line basis over 12 months from the commencement of operations.
The composition of the Company’s expenses was as follows for the three and six months ended June 30, 2022:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Professional fees	$78	$112
General and administrative expenses	141	276
Interest and financing expenses	61	95
Administrative services fee	12	12
Organizational costs	10	22
Directors' fees	8	16
Offering expenses	3	3
Management fee	2	2
Total expenses before expense support reimbursement	315	538
Expense support reimbursement	(227)	(227)
Total expenses, net of expense support reimbursement	$88	$311

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
For the three and six months ended June 30, 2022, the Company incurred management fees of $2 and $2, respectively. As of June 30, 2022 and December 31, 2021, there were $2 and nil base management fees payable to the Adviser, respectively.

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
For the six months ended June 30, 2022, there was no Income-Based Fee or Capital Gains Fee incurred.
Administration Agreement
We have entered into an Administration Agreement with the Administrator pursuant to which the Administrator furnishes us with administrative services necessary to conduct our day-to-day operations. The Administrator is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We will not reimburse our Administrator for any services for which it receives a separate fee.
If any of our contractual obligations discussed above were terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and Administration Agreement.
For the six months ended June 30, 2022, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of June 30, 2022, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Statements of Assets and Liabilities.
For the three month and six month periods ended June 30, 2022, the Administrator incurred $12 in fees under the Administrative Agreement, which are included in administrative service fees in the accompanying Statements of Operations. As of June 30, 2022, $12 was unpaid and included in Due to affiliate in the accompanying Statements of Assets and Liabilities. As of March 31, 2022, we had not completed the Initial Closing or commenced investment operations. No administrative services fee was charged to us until commencement of operations.
Expense Support and Conditional Reimbursement Agreement
On December 30, 2021, we entered into an expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), so long as no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to our shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to us within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by us will be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
Our obligation to make a Reimbursement Payment shall automatically become a liability of ours on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.
The following table presents a summary of Expense Payments and the related Reimbursement Payments since our inception:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2022	$227	$—	$227
Total	$227	$—	$227
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by us in the future. As of June 30, 2022 and December 31, 2021, we did not have an obligation to repay Expense Payments to the Adviser and did not record a liability on the Statements of Assets and Liabilities.
Capital Resources and Borrowings
As of June 30, 2022, we have received signed Subscription Agreements totaling approximately $282.1 million. However, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $104.8 million to date. We expect to continue to hold additional closings subsequent to the Initial Closing.
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
We currently plan to utilize one or all of the current and proposed financing arrangements:
Subscription Facility

On February 2, 2022, we entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allows us to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base based upon unused capital commitments made by investors in us. The amount of permissible borrowings under the Subscription Facility may be increased to $1 billion with the consent of the lenders. The Subscription Facility matures on February 2, 2024 and bears interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 1.80% (the "Applicable Margin" and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
On June 29, 2022, we borrowed $17.0 million under the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three and six months ended June 30, 2022:

	For the three months ended June 30, 2022	For the six months ended June 30, 2022
Interest expense	$4	$4
Non-usage fee (1)	11	16
Amortization of financing costs	46	75
Weighted average stated interest rate	4.75%	4.75%
Weighted average outstanding balance (2)	$17,000	$17,000

(1)	Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2)	Our initial borrowing occurred on June 29, 2022.

	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$17,000	$21,400
Total	$38,400	$17,000	$21,400

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
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2022, we were not party to any off-balance sheet arrangements.

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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2022 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of June 30, 2022, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Statement of Assets and Liabilities as of June 30, 2022, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	June 30, 2022
Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$1,231	$(510)	$721
Up 200 basis points	821	(340)	481
Up 100 basis points	410	(170)	240
Down 100 basis points	(340)	170	(170)
Down 200 basis points	(394)	340	(54)
Down 300 basis points	(394)	379	(15)

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of June 30, 2022, our internal control over financial reporting is effective based on those criteria.
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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

The United States is current experiencing an inflationary environment, and certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

The impact of economic recessions or downturns may impair our portfolio companies and lead to defaults by our portfolio companies, which could harm our operating results.

The U.S. Federal Reserve is currently embarking on an aggressive campaign of raising interest rates to address significant and persistent inflation. The goal of these interest rate increases is to slow economic growth and reduce price pressure. There is a significant chance that this central bank tightening cycle could force the U.S. into a recession, as which point interest rates and base rates would likely decrease. A prolonged reduction in interest rates will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR.

We may invest through joint ventures, partnerships or other special purpose vehicles and investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.

We may co-invest with third parties through funds, joint ventures or other entities. Such investments may involve risks not present in investments where a third party is not involved, including the possibility that our co-venturer or partner may at any time have other business interests and investments other than the joint venture with us, or may have different economic or business goals. In addition, we may be liable for actions of our co-venturers or partners. Our ability to exercise control or significant influence over management in these cooperative efforts will depend upon the nature of the joint venture arrangement. In addition, such arrangements are likely to involve restrictions on the resale of our interest in the company.

We may invest a portion of our assets in the securities of less established companies, early stage companies, start-ups, and companies with speculative business plans.

Although we generally seek to invest in established companies with sound historical financial performance, we may also invest a portion of our assets in the securities of less established companies, early stage companies, start-ups and companies with speculative business plans. Portfolio investments in such early stage companies may involve greater risks than generally are associated with investments in more established companies. To the extent there is any public market for the securities held by us, such securities may be subject to more abrupt and erratic market price movements than those of larger, more established companies. Less established companies tend to have lower capitalizations and fewer resources and, therefore, often are more vulnerable to financial failure. Such companies also may have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow. Start‑up enterprises may not have significant or any operating revenues. In addition, less mature companies could be deemed to be more susceptible to irregular accounting or other fraudulent practices. In the event of fraud by any company in which we invest, we may suffer a partial or total loss of capital invested in that company. The foregoing factors may increase the difficulty of valuing such investments. There can be no assurance that any such losses will be offset by gains (if any) realized on our other portfolio investments, and any such portfolio investment should be considered highly speculative and may result in the loss of our entire investment therein.
We may invest in portfolio companies that may (i) have an unfavorable financial history, (ii) be operating at a loss or have significant fluctuations in operating results, (iii) be engaged in rapidly changing business environments or (iv) need substantial additional capital to set up internal infrastructure, hire management and personnel, support expansion or achieve or maintain a competitive position. Such portfolio companies may have a greater variability of returns, and a higher risk of failure, than more established companies. Such companies also may face intense competition, including competition from companies with greater financial resources; more extensive development, manufacturing, marketing and service capabilities; and a larger number of qualified managerial and technical personnel.
We may invest a portion of our assets in real estate-related loans that may be impacted by unfavorable real estate market conditions, which could decrease the value of our investments.

The real estate-related loans we make or invest in will be at risk of defaults caused by many conditions beyond our control, including local and other economic conditions affecting real estate values and interest rate levels. We do not know whether the values of the property securing the real estate-related loans will remain at the levels existing on the dates of origination of such loans. If the values of the underlying properties drop, our risk will increase and the value of our investments may decrease. In addition, rising interest rates may also reduce the values of underlying properties.

Our real estate-related loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates.

If we invest in fixed-rate, long-term real estate-related loans and interest rates rise, such loans could yield a return lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that real estate-related loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in floating-rate loans, the income from such loans will increase and decrease directly with the fluctuation in the floating rate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

No.	Description
3.1	Amendment to Certificate of Incorporation (Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 19, 2022).
3.2	Amendment to Bylaws (Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 19, 2022).
10.1
Revolving Credit Agreement, dated as of February 2, 2022, among the Registrant, the other Borrowers and Sumitomo Mitsui Banking Corporation ("SMBC") (Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2022).**

10.2	First Amendment to Revolving Credit Agreement, dated as of June 28, 2022, among the Registrant, the other Borrowers and SMBC.**
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Certain exhibits and schedules are omitted pursuant to Item 601(a)(5) of Regulation S-K, and the Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted exhibits and schedules upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lafayette Square USA, Inc.

Date: August 10, 2022	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: August 10, 2022	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer