Form 10-Q
period 2022-09-30
Lafayette Square USA, Inc.
filed 2022-11-09
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 9, 2022, the Registrant had 3,537,828 shares of common stock, $0.001 par value per share, outstanding.

Lafayette Square USA, Inc.
Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Lafayette Square USA, Inc., together with its consolidated subsidiary (“we,” “us,” “our,” or the “Company”), our prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “ anticipates,” “ expects,” “ intends,” “ plans,” “will,” “may,” “ continue,” “ believes,” “ seeks,” “ estimates,” “would,” “ could,” “ should,” “ targets,” “ projects,” “ outlook,” “ potential,” “ predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our business prospects and the prospects of the companies in which we invest;
•the impact of the investments that we make;
•our ability to raise sufficient capital to execute our investment strategy;
•general economic and political trends and other external factors, including the impact of the novel coronavirus ("COVID-19") pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
•increased global political and economic uncertainty caused by the war between Ukraine and Russia;
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
•our expected financing arrangements and expected investments;
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
•the dependence of our future success on the general economy and its effect on the industries in which we invest;
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
•the effect of changes to tax legislation and our tax potion; and
•the tax status of the enterprises in which we invest.
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

Part I. Financial Information
Item1. Financial Statements
Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments, at fair value (amortized cost of $48,509)	$48,133	$—
Cash and cash equivalents	21,593	8
Deferred financing costs	376	50
Deferred offering costs	228	271
Interest receivable	18	—
Due from affiliate	—	1
Total assets	$70,348	$330

Liabilities
Secured borrowings (see Note 5)	$17,500	$—
Due to affiliate	1,156	834
Administrative services fee payable (see Note 6)	145	—
Interest and financing payable	20	—
Total liabilities	18,821	834
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 3,537,828 and 700 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)*	4	—
Paid-in capital in excess of par	52,419	11
Distributable earnings (losses)	(896)	(515)
Total net assets	51,527	(504)
Total liabilities and net assets	$70,348	$330

Net asset value per common share	$14.56	$(720.91)
* Less than $1 as of December 31, 2021.
Certain prior period amounts have been reclassified to conform to current period presentation.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the Period from February 19, 2021 (Date of Inception) through September 30, 2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$1,197	$—	$1,218	$—
Fee income	80	—	80	—
Total investment income	1,277	—	1,298	—

Expenses:
General and administrative expenses	$383	$53	$659	$90
Interest and financing expenses (see Note 5)	261	—	356	—
Professional fees	163	106	275	131
Administrative services fee (see Note 6)	145	—	157	—
Management fee (see Note 6)	108	—	110	—
Directors' fees	80	—	96	—
Offering expenses	77	—	80	—
Organizational costs (See Note 2)	—	45	22	92
Total expenses, before expense support reimbursement	1,217	204	1,755	313
Expense support reimbursement (see Note 6)	(225)	—	(452)	—
Total expenses, net of expense support reimbursement	992	204	1,303	313
Net investment income (loss)	285	(204)	(5)	(313)

Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	(505)	—	(376)	—

Net increase (decrease) in net assets resulting from operations	$(220)	$(204)	$(381)	$(313)
Weighted average common shares outstanding	2,098,009	700	733,084	700
Net investment income (loss) per common share (basic and diluted)	0.14	(291.49)	(0.01)	(447.19)
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

Earnings (loss) per common share (basic and diluted)	(0.10)	(291.49)	(0.52)	(447.19)
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at June 30, 2022	1,747,783	$2	$26,215	$(676)	$25,541
Issuance of common stock	1,790,045	2	26,204	—	26,206
Net increase (decrease) in net assets resulting from operations:	—	—	—	—	—
Net investment income (loss)	—	—	—	285	285
Net change in unrealized gain (losses)	—	—	—	(505)	(505)
Total increase (decrease) for the period ended September 30, 2022	1,790,045	2	26,204	(220)	25,986
Balance, September 30, 2022	3,537,828	$4	$52,419	$(896)	$51,527

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2021	700	$—	$11	$(515)	$(504)
Issuance of common stock	3,537,128	4	52,408	—	52,412
Net increase (decrease) in net assets resulting from operations:	—	—	—	—	—
Net investment income (loss)	—	—	—	(5)	(5)
Net change in unrealized gain (losses)	—	—	—	(376)	(376)
Total increase (decrease) for the period ended September 30, 2022	3,537,128	4	52,408	(381)	52,031
Balance, September 30, 2022	3,537,828	$4	$52,419	$(896)	$51,527

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at June 30, 2021	700	$—	$11	$(109)	$(98)
Issuance of common stock	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:					—
Net investment income (loss)	—	—	—	(204)	(204)
Net change in unrealized gain (losses)	—	—	—	—	—
Total increase (decrease) for the period ended September 30, 2021	—	—	—	(204)	(204)
Balance at September 30, 2021	700	$—	$11	$(313)	$(302)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at February 19, 2021	—	$—	$—	$—	$—
Issuance of common stock	700	—	11	—	11
Net increase (decrease) in net assets resulting from operations:					—
Net investment income (loss)	—	—	—	(313)	(313)
Net change in unrealized gain (losses)	—	—	—	—	—
Total increase (decrease) for the period ended September 30, 2021	700	—	11	(313)	(302)
Balance at September 30, 2021	700	$—	$11	$(313)	$(302)
* Less than $1 as of December 31, 2021, September 30, 2021 and June 30, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(dollar amounts in thousands, except per share data or otherwise noted)

	For the nine months ended September 30, 2022	For the Period from February 19, 2021 (Date of Inception) through September 30, 2021
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(381)	$(313)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	376	—
Purchases of investments	(48,767)	—
Net accretion of discount on investments	(66)	—
Proceeds from sales and repayments of investments	324	—
Amortization of deferred financing costs	144	—
Changes in operating assets and liabilities:
Interest receivable	(18)	—
Due from affiliate	1	(1)
Deferred offering costs	43	(233)
Due to affiliate	322	544
Administrative services fee payable	145	—
Interest and financing payable	20	—
Net cash provided by (used in) operating activities	(47,857)	(3)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	52,412	11
Proceeds from credit facility	37,500	—
Repayments of credit facility	(20,000)	—
Deferred financing costs	(470)	—
Net cash provided by (used in) financing activities	69,442	11

Net increase (decrease) in cash and cash equivalents	21,585	8
Cash and cash equivalents at beginning of period	8	—
Cash and cash equivalents at end of period	$21,593	$8

Supplemental information:
Interest expense paid	$175	$—
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
(unaudited)
September 30, 2022

Company (1)(2)(3)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
ZWR Holdings, Inc.	(6)(7)(8)(9)	First lien senior secured loan	L+6.45%	9.90%	5/15/2026	4,075	$4,047	$3,885	7.5%
ZWR Holdings, Inc.	(6)(7)(8)	First lien senior secured loan	L+6.45%	9.52%	5/15/2026	17,269	17,156	16,860	32.7%
ZWR Holdings, Inc.	(6)	Subordinated debt	14.00% (Inc. 10.00% PIK)	14.00%	2/16/2027	1,652	1,652	1,540	3.0%
ZWR Holdings, Inc.	(6)	Warrants				24,953	—	—	—
							22,855	22,285	43.2%
Media
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+8.95%	11.74%	12/3/2026	4,260	4,219	4,260	8.3%
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+8.95%	12.62%	12/3/2026	21,588	21,435	21,588	41.9%
							25,654	25,848	50.2%

Total Portfolio Investments							$48,509	$48,133	93.4%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $51,527 as of September 30, 2022.
(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement".
(7)	Loan includes interest rate floor feature.
(8)	Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London InterBank Offered Rate ("LIBOR" or “L”), the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2022. As of September 30, 2022, the reference rates for our variable rate loans was the 90-day LIBOR at 3.75%.
(9)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2022:

Investments-non-controlled/non-affiliated	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ZWR Holdings, Inc.	0.50%	Delayed Draw Term Loan	5/15/2026	$3,925	$(93)
				$3,925	$(93)
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Notes to Consolidated Financial Statements
(unaudited)
September 30, 2022
(dollar amounts in thousands, except per share data or otherwise noted)

Note 1. Organization
Lafayette Square USA, Inc. (the “Company,” which term refers to either Lafayette Square USA, Inc. or Lafayette Square USA, Inc. together with its consolidated subsidiary, as the context may require) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire BDC, Inc.” to “Lafayette Square USA, Inc.,” effective May 16, 2022. The Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the first taxable year the Company qualifies for such treatment, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.
The Company is externally managed by LS BDC Adviser, LLC (the “Adviser”) pursuant to an investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 (the “Investment Advisory Agreement”). The Adviser is a subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and LS Administration, LLC, “Lafayette Square”).
The Company invests in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in each of the ten regions below, with a goal to invest at least 5% of its assets in each region over time. However, the Company anticipates that it could take time to invest substantially all of the capital it expects to raise in a geographically diverse manner due to general market conditions, the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies, and the potential for allocations to other affiliated investment vehicles which focus their investments on a specific region. As a result, at any point in time, the Company may have a disproportionate amount of investments in certain regions, and there can be no assurance that the Company will achieve geographic diversification across all ten regions.
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

The Company invests primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock and warrants. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion, and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although the Company may invest in larger or smaller companies. The Company also may purchase interests in loans or corporate bonds through secondary market transactions.
As of September 30, 2022, the Company has received capital commitments totaling $105,441, for the private placement of the Company's common stock and commenced investment operations.
The Company has formed a wholly owned subsidiary, LS BDC Holdings, LLC, a Delaware limited liability company, to hold certain equity or equity-like investments in portfolio companies. The Company consolidates its wholly-owned subsidiary in these consolidated financing statements from the date of the subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.

Note 2. Significant Accounting Policies
Basis of presentation
The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its consolidated financial statements. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Accounting Standards Codification, as issued by the Financial Accounting Standards Board (“ASC”) Topic 946—Financial Services—Investment Companies (“Topic 946”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and pursuant to Articles 6, 10 and 12 of Regulation S-X.
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2022 and December 31, 2021, the Company held $21,593 and $8 in cash and cash equivalents, respectively.
Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it to do business legally. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of the common stock of the Company.
The Company’s initial organization costs incurred were expensed and initial offering costs are being amortized over one year.
The Company may incur organization and offering expenses of up to $1 million in connection with the formation of the Company and the offering of shares of its common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. The Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of September 30, 2022 and December 31, 2021, the Adviser has incurred $309 (since inception) and $271, respectively of offering costs, that it expects to be reimbursable by the Company.
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
Revenue Recognition
Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment, without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are collected. The Company records amortized or accreted discounts or premiums as interest income using the effective interest method or straight-line interest method, as applicable, and adjusted only for material amendments or prepayments. Dividend income, which represents dividends from equity investments and distributions from subsidiaries, if any, is recognized on an accrual basis to the extent that the Company collects such amount.
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
On December 3, 2020, the SEC adopted Rule 2a-5 under the 1940 Act (the "Valuation Rule"), which established an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Valuation Rule, which became effective on September 8, 2022 (the "SEC Compliance Date"), the Board has chosen to designate the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of the assets for which market quotations are not readily available, subject to the Board's oversight.

Income taxes
Since its formation and until the first year it qualifies for treatment as a RIC, the Company is subject to tax as a corporation, and, as a result, the Company is subject to corporate income tax (currently at a federal rate of 21% but subject to legislative change) to the extent the Company recognizes taxable income. For the nine months ended September 30, 2022, it is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation for such period and consequently, no such taxes were accrued for the nine months ended September 30, 2022. The Company expects to elect to be subject to tax as a RIC for the first year the Company qualifies for such treatment, and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company would intend to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. The Company may be subject to regular federal and state corporate income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that the Company elects to recognize upon RIC election or when recognized over the next five taxable years.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through September 30, 2022.
Distributions
Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company will authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed to shareholders at least annually, although the Company can retain such capital gains for investment in its discretion.
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
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 at any time after March 12, 2020 but no later than December 31, 2022. The Company believes that the impact of recently issued standards and any that are not yet effective will not have a material impact on its consolidated financial statements upon adoption.
Note 3. Investments
The following table shows the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2022. There were no investments as of December, 31, 2021.

	September 30, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$46,857	97%	$46,593	97%
Subordinated debt	1,652	3%	1,540	3%
Warrants	—	—%	—	—%
Total	$48,509	100%	$48,133	100%
The following table shows the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2022. There were no investments as of December 31, 2021. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2022
	Amortized Cost		Fair Value
Mid-Atlantic	$22,855	47%	$22,285	46%
Gulf Coast	25,654	53	25,848	54
Total	$48,509	100%	$48,133	100%

The following table shows the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2022. There were no investments as of December 31, 2021.

	September 30, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$22,855	47%	$22,285	46%
Media	25,654	53	25,848	54
Total	$48,509	100%	$48,133	100%

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
The inputs used by management in estimating the fair value of Level 3 investments may include valuations and other reporting provided by representatives of the portfolio companies, original transaction prices, recent transactions for identical or similar instruments, and comparisons to fair values of comparable investments, and may include adjustments to reflect illiquidity or non-transferability. The Adviser has policies with respect to its investments, which may assist the Adviser in assessing the quality of information provided by, or on behalf of, each portfolio investment and in determining whether such information continues to be provided by a reliable source or whether further investigation is necessary. Any such investigation, as applicable, may or may not require the Adviser to forego its normal reliance on the value supplied by, or on behalf of, such portfolio investment and to independently determine the fair value of the Company’s interest in such portfolio investments, consistent with the Adviser’s valuation procedures.
The Company has engaged an independent third-party valuation provider, which performs valuation procedures to arrive at estimated valuation ranges of the investments on a quarterly basis. Investments that have been completed within the past three months are fair valued approximating cost unless there has been a material event. If there has been a material event or material information that was not known as of the close of the transaction, the independent third-party valuation provider provides an independent valuation range. The types of valuation methodologies employed by the third-party valuation provider include discounted cash flow, recent financing and enterprise value valuation methodologies.
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
The use of these valuation models requires significant estimation and judgment by the Adviser. While the Company believes its valuation methods are appropriate, other market participants may value identical assets differently than the Company at the measurement date. The methods used by the Company may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The Company may also have risk associated with its concentration of investments in certain geographic regions and industries.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Accordingly, the degree of judgment exercised by the Adviser in determining fair value is greatest for securities categorized in Level 3.

The determination of what constitutes “observable” requires significant judgment by the Adviser. The Adviser considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary. Such observable data may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy where the fair value measurement falls (in its entirety) is based on the lowest level input that is significant to the fair value measurement. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment, and observability of prices and inputs may be reduced for many investments. This condition could cause the investment to be reclassified to a lower level within the fair value hierarchy.
The consolidated financial statements include portfolio investments at fair value of $48,133 as of September 30, 2022. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of September 30, 2022.
The following table presents fair value measurements of investments, by major class according to the fair value hierarchy as of September 30, 2022. There were no investments as of December 31, 2021.

	Fair Value Measurements
September 30, 2022	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$46,593	$46,593
Subordinated debt	—	—	1,540	1,540
Warrants	$—	$—	—	—
Total Investments	$—	$—	$48,133	$48,133
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2022:

	Investments
	First Lien Senior Secured Loans	Subordinated debt	Warrants	Total Investments
Balance as of December 31, 2021	$—	$—	$—	$—
Purchases of investments and other adjustments to cost	47,181	1,652	—	48,833
Proceeds from principal repayments	(324)	—	—	(324)
Net change in unrealized gain (loss) on investments	(264)	(112)	—	(376)
Balance as of September 30, 2022	$46,593	$1,540	$—	$48,133
For the three and nine months ended September 30, 2022 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on September 30, 2022 was $(505) and $(376), respectively, as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the period ended September 30, 2022.
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

The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2022. There were no investments as of December 31, 2021.

					Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$46,593	Discounted Cash Flow	Discount Rate	12.3%	11.9%	12.6%
Subordinated debt	1,540	Discounted Cash Flow	Discount Rate	15.8%	15.5%	16.0%
Warrants	—	Comparable Multiples	EV/EBITDA	8.75x	8.50x	9.00x
Total Level 3 Assets	$48,133
The significant unobservable input used in the income approach of fair value measurement of the Company’s investments is the discount rate used to discount the estimated future cash flows received from the underlying investment, which include both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.
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
As of September 30, 2022, the Company had $17.5 million in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three and nine months ended September 30, 2022:

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Interest expense	$178	$182
Non-usage fee (1)	14	30
Amortization of financing costs	69	144
Weighted average stated interest rate	4.15%	4.17%
Weighted average outstanding balance (2)	$16,924	$16,926

(1)	Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2)	The Company's initial borrowing occurred on June 29, 2022.

	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$17,500	$20,900
Total	$38,400	$17,500	$20,900
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

Base Management Fee:
The base management fee (“Management Fee”) is payable quarterly in arrears beginning in the period during the Initial Drawdown at an annual rate of (i) prior to a Liquidity Event, 0.75%, and (ii) following a Liquidity Event, 1.0%, in each case of the average value of our gross assets (gross assets equal the total assets of the Company as set forth on the Company’s Consolidated Statements of Assets and Liabilities) at the end of the two most recently completed calendar quarters. No Management Fee is charged on committed but undrawn capital commitments.
We define a “Liquidity Event” as the earliest to occur of: (1) a quotation or listing of our common stock on a national securities exchange, including an initial public offering or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of our capital stock or assets to, or another liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. Potential acquirers could include other BDCs and entities that are not BDCs, in each case, that are advised by the Adviser or its affiliates.
For the three and nine months ended September 30, 2022, the Company incurred Management Fee expense of $108 and $110, respectively. For the three months ended September 30, 2021 and for the period from February 19, 2021 to September 30, 2021, the Company did not incur Management Fee expense. As of September 30, 2022, $109 remained payable, and as of December 31, 2021, no Management Fee was payable.
Incentive Fee:
The Company also pays the Adviser an incentive fee consisting of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”), and (ii) the capital gains component of the incentive fee (the “Capital Gains Fee”) of which is described in more detail below.
The Income-Based Fee, is based on Pre-Incentive Fee Net Investment Income Returns and is determined and payable in arrears as of the end of each calendar year. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets at the end of the immediately preceding quarter from, interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses accrued for the quarter (including the Management Fee, expenses payable under the Administration Agreement), and any interest expense or fees on any credit facilities or outstanding debt and distributions paid on any issued and outstanding preferred shares, but excluding the incentive fee.
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
Prior to a Liquidity Event, we pay the Adviser the Income-Based Fee as follows:
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

Following a Liquidity Event, we will pay the Adviser the Income-Based Fee as follows:
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
For the nine months ended September 30, 2022 and for the period from February 19, 2021 (Date of Inception) through September 30, 2021, there was no Income-Based Fee payable.
The second part of the incentive fee, the Capital Gains Fee, is determined and payable in arrears as of the end of each calendar year (or at the time of a Liquidity Event). The Capital Gains Fee is equal to 15% of (1) realized capital gains less (2) realized capital losses, less unrealized capital losses on a cumulative basis from inception through the day before the Liquidity Event, less the aggregate amount of any previously paid Capital Gains Fee.
Prior to a Liquidity Event, the Capital Gains Fee equals:
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
Each year, the Capital Gains Fee is calculated net of the aggregate amount of any previously paid Capital Gains Fee for all prior periods. We will accrue, but will not pay, a Capital Gains Fee with respect to unrealized appreciation because a Capital Gains Fee would be owed to the Adviser if we were to sell the relevant investment and realize a capital gain. In no event will the Capital Gains Fee payable pursuant to the Investment Advisory Agreement exceed the amount permitted by the Investment Advisers Act of 1940, as amended (the “Advisers Act”), including Section 205 thereof.
For the purpose of computing the Capital Gains Fee, the calculation methodology looks through derivative financial instruments or swaps as if we owned the reference assets directly.
For the nine months ended September 30, 2022 and for the period from February 19, 2021 (Date of Inception) through September 30, 2021, there was no Capital Gains Fee payable.

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
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses. This includes an allocable portion of expenses incurred by our Administrator in performing its obligations under the Administration Agreement and our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator may enter into. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion. As of September 30, 2022, the Company reimbursed $12 for Administration expenses.
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
For the three month and nine month periods ended September 30, 2022, the Administrator incurred $145 and $157, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2022, $145 was unpaid and included in Due to Affiliate in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee were charged to the Company prior to the Company’s commencement of operations.
Additionally, pursuant to a sub-administration agreement with SS&C Technologies, Inc. (“SS&C”), SS&C performs certain of the Company’s required administrative services, which include providing assistance in accounting, legal, compliance, operations, investor relations and technology, being responsible for the financial records that the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. SS&C is also reimbursed for certain expenses it incurs on our behalf.
Our Administrator and Adviser have entered into staffing agreements with affiliates of Lafayette Square pursuant to which such Lafayette Square affiliates agree to provide our Administrator and Adviser with access to certain legal, operations, financial, compliance, accounting, internal audit (in their role of performing our Sarbanes-Oxley Act internal control assessment), clerical and administrative personnel.

Affiliated transactions

The Adviser’s investment allocation policy seeks to ensure allocation of investment opportunities on a fair and equitable basis over time between the Company and other funds or investment vehicles managed by the Adviser or its affiliates. It is expected that the Company may have overlapping investment strategies with such affiliated funds and/or investment vehicles, but there are prohibitions under the 1940 Act from participating in certain transactions with such affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. As a result, the Company, the Adviser and certain of their affiliates applied for, and have been granted, exemptive relief by the SEC for the Company to co-invest with other funds or investment vehicles managed by the Adviser or certain of its affiliates, in a manner consistent with the requirements of the Company’s organizational documents and investment strategy as well as applicable laws and regulations and the Adviser’s fiduciary duties. As a result of such exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of such other affiliated entities that avail themselves of such exemptive relief and that have an investment objective similar to the Company. In addition, any transaction fees (including break-up or commitment fees, but excluding transaction fees contemplated by Section 17(e) or 57(k) of the 1940 Act, as applicable, which are retained by the Adviser, to the extent permitted by applicable law) received in connection with a co-investment transaction among the Company and its affiliated entities are distributed to the participating entities (including the Company) on a pro rata basis based on the amounts they invested or committed, as the case may be, in such transaction.
Due to Affiliates
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of September 30, 2022, and December 31, 2021, $1,156 and $834, is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses, that were paid by the Administrator on behalf of the Company.
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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's inception:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2022	$227	$—	$227
September 30, 2022	225	—	225
Total	$452	$—	$452
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by the Company in the future (in such cases, such Expense Payment becomes a Reimbursement Payment). As of September 30, 2022 and December 31, 2021, the Company did not have an obligation to repay Expense Payments to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities.
Note 7. Commitments and Contingencies
As of September 30, 2022, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as delayed draw commitments. As of September 30, 2022 the fair value of unfunded commitments held by the Company was $(93) as shown on the Consolidated Schedule of Investments. The Company had the following unfunded commitments to fund delayed draw loans as of the indicated dates:

Par Value as of September 30, 2022
Unfunded delayed draw commitments	$3,925
Total unfunded commitments	$3,925
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
For the three and nine months ended September 30, 2022 the Company incurred $80 and $96, respectively, of directors’ fees expenses, which were paid by a related party of the Adviser and are included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.

Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, for the three and nine months ended September 30, 2022:

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$(220)	$(381)
Weighted average common shares outstanding	2,098,009	733,084
Earnings (loss) per common share (basic and diluted):	$(0.10)	$(0.52)

The following table sets forth the computation of basic and diluted earnings per share, for the three months ended September 30, 2021 and for the period from February 19, 2021 through September 30, 2021:

	For the three months ended September 30, 2021	For the Period from February 19, 2021 (Date of Inception) through September 30, 2021
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$(204)	$(313)
Weighted average common shares outstanding	700	700
Earnings (loss) per common share (basic and diluted):	$(291.49)	$(447.19)

Capital Activity
The Company is authorized to issue 50,000,000 shares of preferred stock at a par value of $0.001 per share and 450,000,000 shares of common stock at a par value of $0.001 per share. The Company has entered into subscription agreements in which investors have made capital commitments to purchase shares of the Company's common stock (the “Subscription Agreements”) with several investors, providing for the private placement of the Company’s common stock. Under the terms of the Subscription Agreements, investors are required to fund drawdowns to purchase the Company’s common stock at a price per share equal to the most recent NAV per share as determined by the Board (subject to the adjustment to the extent required by Section 23 of the 1940 Act) up to the amount of their respective capital subscriptions on an as-needed basis as determined by the Company with a minimum of ten business days prior notice.
As of September 30, 2022, the Company has received capital commitments totaling $105,441, for the private placement of the Company's common stock, of which $53,018, was unfunded. Subsequent to quarter end, we closed on additional capital commitments, bringing the total amount of capital commitments to $145,556.

Share Issuance Date	Shares Issued	Amount
June 24, 2022	1,747,083	$26,206
September 13, 2022	1,790,045	$26,206
Total	3,537,128	$52,412
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

Note 10. Tax Matters
The Company intends to comply with the provisions of Subchapter M of the Code applicable to RICs for future taxable years. The Company did not qualify to elect treatment as a RIC for the current year and is subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation. Consequently, no such taxes were accrued for the period January 1, 2022 through September 30, 2022.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of September 30, 2022 are as follows:

September 30, 2022
Deferred tax assets:
Net operating loss carryforward	$100
Organizational costs	32
Valuation allowance	(132)
Total deferred tax assets	—
Deferred tax liabilities:
Total deferred tax liabilities	—
Net deferred tax assets and liabilities	$—
The Company’s income tax provision consists of the following as of September 30, 2022:

September 30, 2022
Current tax (expense)/benefit:
Federal	$—
State and Local	—
Total current tax (expense)/benefit	—

Deferred tax (expense)/benefit:
Federal	109
State and Local	23
Valuation allowance	(132)
Total deferred tax (expense)/benefit	—

Total income tax (expense)/benefit	$—

Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the nine months ended September 30, 2022, as follows:

September 30, 2022
Income tax benefit at federal statutory rate (21%)	$109
State and local income tax benefit (net of federal detriment)	23
Valuation allowance	(132)
Total income tax (expense)/benefits	$—
At September 30, 2022, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments. Through the consideration of these factors, the Company determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset for the nine months ended September 30, 2022. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.
As of September 30, 2022, the Company had a net operating loss carryforward for federal income tax purposes of $395. This net operating loss may be carried forward indefinitely but would not be useable to offset income in taxable years in which the Company qualifies as a RIC.
As of September 30, 2022, the Company did not have any capital loss carryforward.
As of September 30, 2022, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes are as follows. As of December 31, 2021, the Company did not have any investments.

September 30, 2022
Tax cost	$48,509
Gross unrealized appreciation	194
Gross unrealized depreciation	(570)
Net unrealized investment appreciation / (depreciation) on investments	$(376)

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2022 and for the period from February 19, 2021 (Date of Inception) through September 30, 2021:

Per Common Share Data:(1)	Nine Months ended September 30, 2022	For the period from February 19, 2021 (Date of Inception) through September 30, 2021
Net asset value, beginning of period	$(720.91)	$—
Net investment income (loss)	(0.01)	(447.19)
Net realized and unrealized gain (loss)	(0.51)	—
Net increase (decrease) in net assets resulting from operations	(0.52)	(447.19)
Initial issuance of Common Stock	—	15.00
Effect of offering price of subscriptions (2)	735.99	—
Net asset value, end of period	$14.56	$(432.19)

Total return based on NAV(3)	(102.02)%	(2981.25)%
Common shares outstanding, end of period	3,537,828	700
Weighted average shares outstanding	733,084	700
Net assets, end of period	$51,527	$(302)

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets(5)	(0.80)%	255.53%
Ratio of expenses to average net assets(5)	9.95%	(255.53)%
Weighted average debt outstanding(6)	$16,926	$—
Total debt outstanding	$17,500	$—
Asset coverage ratio per unit	$3,944	$—

(1)	Per share data is based on weighted average shares outstanding for the respective period.
(2)	Increase (decrease) is due to the offering price of subscriptions during the period (See note 9)
(3)	Total return is based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(4)	Annualized, except for organizational expenses, which are non-recurring.
(5)
For the nine months ended September 30, 2022, prior to the effect of the Expense Support Agreement, the ratio of net investment income (loss) to average net assets, and expenses to average net assets is (3.18)% and 12.34%, respectively.

(6)	The Company's initial borrowing occurred on June 29, 2022.
Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(dollar amounts in thousands, except per share data, unless otherwise indicated)

The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” means Lafayette Square USA, Inc. or Lafayette Square USA, Inc. together with its consolidated subsidiary as the context may require, unless otherwise specified. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this report.
Business Overview
The Company invests in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in each of the ten regions below (the "Target Regions"), with a goal to invest at least 5% of its assets in each region over time. However, the Company anticipates that it could take time to invest substantially all of the capital it expects to raise in a geographically diverse manner due to general market conditions, the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies, and the potential for allocations to other affiliated investment vehicles which focus their investments on a specific region. As a result, at any point in time, we may invest a disproportionate amount in certain regions, and there can be no assurance that we will achieve geographic diversification across all ten regions.
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
• Southeast Region: Alabama, Georgia, Florida and Puerto Rico
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
We are managed by LS BDC Adviser, LLC (the “Adviser”), a Delaware limited liability company and an affiliate of Lafayette Square Holding Company, LLC (“Lafayette Square”). The Adviser is a limited liability company that is registered as an investment adviser under the Advisers Act. The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

Our investment objective is to generate favorable risk-adjusted returns, including current income and capital appreciation, principally from directly originated investments in middle market businesses that are primarily domiciled, headquartered and/or have a significant operating presence in the Target Regions. We define middle market businesses as companies having annual revenues between $10 million and $1 billion and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although we may invest in larger or smaller companies. We do not intend to invest a meaningful portion of our portfolio in real-estate related loans, start-ups or companies with speculative business plans. We invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock, and warrants.
We generally expect to hold our investments until maturity or until such investments are refinanced by the portfolio company. From time to time, we may invest in loans with other lenders, or “club loans,” and may serve as agent in connection with any such loans. In our capacity as agent, we act as the servicer of the loan. We may also participate in loans in the broadly syndicated loan market. Our debt instruments typically have principal amounts of up to $50 million, bear interest at floating rates of interest tied to a widely available risk-free rate such as the U.S. Prime Rate or the Secured Overnight Financing Rate (“SOFR”), and generally not be guaranteed by the federal government or otherwise. The debt instruments in which we invest are typically not rated by any rating agency, but we believe that if they were, they would be rated below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services). Under the guidelines established by these rating agencies, such ratings are an indication of such debt instruments having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
Impact of COVID-19 Pandemic
The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. Given the persistence of COVID-19 and the difficulty in predicting the next phase of the pandemic, our portfolio companies continue to face an uncertain operating environment. While the spread of variants of COVID-19 have waned considerably in many parts of the world by the end of the third quarter of 2022, some countries faced more challenging circumstances in trying to contain a surge in infections.
The outbreak of COVID-19 may have a material adverse impact on our financial condition, liquidity, results of operations and NAV, among other factors. While recovery from the economic effects of COVID-19 has continued to progress, the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we received and may require us to contribute additional capital to such portfolio companies. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge, and we continue to closely monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full impact of COVID-19 will depend on future developments, including the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
Key Components of Operations
Investments
Our level of investment activity may vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.

Revenues
We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on our investments. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as the SOFR. Interest on these debt investments are generally payable quarterly. In some instances, we may receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we may receive repayments of some of our debt investments prior to their scheduled maturity date. The frequency or volume of these repayments may fluctuate significantly from period to period. Our portfolio activity reflects the proceeds of sales of securities. We may also generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees.
Expenses
We expect our primary annual operating expenses to include advisory fees and the reimbursement of expenses under our investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 (the “Investment Advisory Agreement”) and our administration agreement between the Company and LS Administration, LLC (the “Administration Agreement”), respectively. We also bear other expenses, which include:
•our initial organization costs and operating costs incurred prior to the filing of our election to be regulated as a BDC (up to $1 million in connection with our formation and the initial closing (the "Initial Closing") of the private offering of shares of our common stock, par value $0.01 per share, of the Company);
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
Leverage
The amount of leverage we use in any period depends on a number of factors, including cash on-hand available for investing, the cost of financing and general economic and market conditions. Prior to the Small Business Credit Availability Act being signed into law, a BDC generally was not permitted to incur indebtedness unless immediately after such borrowing it has an asset coverage for total borrowings of at least 200%. The Small Business Credit Availability Act, signed into law on March 23, 2018, contains a provision that grants a BDC the option, subject to certain conditions and disclosure obligations, to reduce the asset coverage requirement to 150%. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio.
Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the three months ended September 30, 2022 (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended September 30, 2022
Total Investments, beginning of period	$40,701
New investments purchased	7,930
Net accretion of discount on investments	64
Investments sold or repaid	(186)
Total Investments, end of period	$48,509

Portfolio Companies, at beginning of period	2
Number of new portfolio companies	0
Portfolio companies, at end of period	2
As of December 31, 2021, the Company had no investments.
As of September 30, 2022, our investments consisted of the following:

	Amortized Cost		Fair Value
First lien senior secured loans	$46,857	96.6%	$46,593	96.8%
Subordinated debt	1,652	3.4%	1,540	3.2%
Warrants	—	—%	—	—%
Total	$48,509	100.0%	$48,133	100.0%
The table below describes investments by industry composition based on fair value as of September 30, 2022:

	Amortized Cost		Fair Value
Commercial Services & Supplies	$22,855	47.1%	$22,285	46.3%
Media	$25,654	52.9%	$25,848	53.7%
Total	$48,509	100.0%	$48,133	100.0%

The weighted average yields at amortized cost and fair value of our portfolio as of September 30, 2022 were as follows:

Weighted Average Yield(1)	Amortized Cost	Fair Value
First Lien Senior Secured Debt (2)	11.4%	11.5%
Subordinated debt	14.0%	15.0%
Total Portfolio	11.5%	11.6%

(1)	The weighted average yield of our portfolio does not represent the total return to our stockholders.
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

September 30, 2022
Number of portfolio companies	2
Percentage of performing debt bearing a floating rate (1)	96.8%
Percentage of performing debt bearing a fixed rate (1) (2)	3.2%
Weighted average spread over LIBOR of all accruing floating rate investments	7.8%
Weighted average leverage (net debt/EBITDA) (3)	2.6x
Weighted average interest coverage (3)	3.1x

(1)	Measured on a fair value basis. Excludes investments, if any, placed on non-accrual.
(2)	Includes income producing preferred stock investments, if applicable.
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

The following table shows the distribution of the Company’s investments on the 1 to 5 investment risk rating scale as of September 30, 2022:

Investment Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	48,133	100.0%
3	—	—
4	—	—
5	—	—
Total	$48,133	100.0%

Critical Accounting Policies
This discussion of our operating plans is based upon our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, please see "Part I - Notes to Financial Statements - Note 2, Significant Accounting Policies" for a discussion of our critical accounting policies.

Income taxes
Since our formation and until the first year we qualify for treatment as a RIC, we are subject to tax as a corporation, and, as a result, we are subject to corporate income tax (currently at a federal rate of 21% but subject to legislative change) to the extent we recognize taxable income. For the nine months ended September 30, 2022, we do not anticipate that we will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the nine months ended September 30, 2022. We expect to elect to be subject to tax as a RIC as soon as we qualify for such treatment, and to maintain such election in future taxable years. There is no guarantee that we will qualify to make such an election for any taxable year. In order to qualify and be subject to tax as a RIC we will be required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. We would also have to distribute earnings and profits accumulated during the period it was taxed as a regular corporation. We intend to make the requisite distributions to our stockholders, which will generally relieve us from U.S. federal income taxes with respect to all income distributed to its stockholders.
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
We account for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing our tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is our policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions as of and through September 30, 2022 and December 31, 2021.
Distributions
Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, we will authorize and declare ordinary cash distributions based on a formula approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed at least annually, although we can retain such capital gains for investment in our discretion.
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
Valuation of Portfolio Investments:
Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, we utilize a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued quarterly at fair value as determined in good faith by the Board, based on, among other considerations, the input of the Adviser, our Audit Committee and the independent third-party valuation firm engaged at the direction of the Board.
The Board oversees a multi-step valuation process, which includes, among other procedures, the following:

•the quarterly valuation process commences with each portfolio company or investment being initially evaluated by the investment professionals of the Adviser responsible for the monitoring of the portfolio investment;
•the Adviser’s Valuation Committee reviews the valuations provided by the independent third-party valuation firm and develops a valuation recommendation. Valuation recommendations are presented to the Audit Committee of the Board;
•the Audit Committee of the Board reviews valuation recommendations of the Adviser incorporating any adjustments or further supplements by the Adviser to the valuations; and
•the Board discusses these valuations and determines the fair value of each investment in the portfolio in good faith, based on the input of the Adviser, the independent valuation firm, and the Audit Committee.
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
The use of these valuation models requires significant estimation and judgment by the Adviser. The Adviser uses a third-party valuation firm to ensure fair values are determined on an independent basis. While we believe our valuation methods are appropriate, other market participants may value identical assets differently than us at the measurement date. The methods used by us may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. We may also have risk associated with its concentration of investments in certain geographic regions and industries.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Accordingly, the degree of judgment exercised by the Adviser in determining fair value is greatest for securities categorized in Level 3.
The determination of what constitutes “observable” requires significant judgment by the Adviser. The Adviser considers observable data to be market data, which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, which may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment and observability of prices and inputs may be reduced for many investments. This condition could cause the investment to be reclassified to a lower level within the fair value hierarchy.

In addition, on December 3, 2020, the SEC adopted Rule 2a-5 under the 1940 Act (the "Valuation Rule"), which establishes an updated regulatory framework for determining fair value in good faith for purposes of the 1940 Act. Pursuant to the Valuation Rule, which became effective on September 8, 2022, the Board has chosen to designate the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of the assets for which market quotations are not readily available, subject to Board oversight.
Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation
Investment transactions are recorded on the trade date. We measure net realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflect the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.
Revenue Recognition
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are collected. We record amortized or accreted discounts or premiums as interest income using the effective interest method or straight-line interest method, as applicable, and adjusted only for material amendments or prepayments. Dividend income, which represents dividends from equity investments and distributions from subsidiaries, if any, is recognized on an accrual basis to the extent that we collect such amount.
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
Non-accrual loans
A loan can be left on accrual status during the period when we are pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2022 and December 31, 2021, we had no portfolio company investments on non-accrual status.

Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2022:

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Total investment income	$1,277	$1,298
Net expenses	992	1,303
Net investment income (loss)	285	(5)
Net change in unrealized gains (losses)	(505)	(376)
Net increase (decrease) in net assets resulting from operations	$(220)	$(381)

The following table represents the operating results for the three months ended September 30, 2021 and for the period from February 19, 2021 through September 30, 2021:

	For the three months ended September 30, 2021	For the period from February 19, 2021 (Date of Inception) through September 30, 2021
Total investment income	$—	$—
Net expenses	(204)	313
Net investment income (loss)	(204)	(313)
Net change in unrealized gains (losses)	—	—
Net increase (decrease) in net assets resulting from operations	$(204)	$(313)

Investment Income
The composition of the Company’s investment income was as follows for the three and nine months ended September 30, 2022:

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Investment income
Interest income	$1,197	$1,218
Fee income	80	80
Total investment income	$1,277	$1,298
The Company received no investment income for the three months ended September 30, 2021 and for the period from February 19, 2021 through September 30, 2021.

Expenses
Expenses for the three and nine months ended September 30, 2022, consisted of $— and $22, respectively, in initial organizational costs for which we are required to reimburse Lafayette Square upon the commencement of our operations in accordance with the Administration Agreement. Additionally, as of September 30, 2022, we incurred $228 of offering costs which have been capitalized as a deferred charge on the Consolidated Statements of Assets and Liabilities and are amortized to expense on a straight-line basis over 12 months from the commencement of operations.
The composition of the Company’s expenses was as follows for the three and nine months ended September 30, 2022:

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Professional fees	$163	$275
General and administrative expenses	383	659
Interest and financing expenses	261	356
Administrative services fee	145	157
Organizational costs	—	22
Directors' fees	80	96
Offering expenses	77	80
Management fee	108	110
Total expenses before expense support reimbursement	1,217	1,755
Expense support reimbursement	(225)	(452)
Total expenses, net of expense support reimbursement	$992	$1,303
The composition of the Company’s expenses was as follows for the three months ended September 30, 2021 and for the period from February 19, 2021 through September 30, 2021:

	For the three months ended September 30, 2021	For the period from February 19, 2021 (Date of Inception) through September 30, 2021
Professional fees	$106	$131
General and administrative expenses	53	90
Interest and financing expenses	—	—
Administrative services fee	—	—
Organizational costs	45	92
Directors' fees	—	—
Offering expenses	—	—
Management fee	—	—
Total expenses before expense support reimbursement	204	313
Expense support reimbursement	—	—
Total expenses, net of expense support reimbursement	$204	$313

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
Contractual Obligations
We have entered into the Investment Advisory Agreement with our Adviser. Our Adviser agreed to serve as our investment adviser in accordance with the terms of our Investment Advisory Agreement. Payments under our Investment Advisory Agreement in each reporting period consist of the base management fee equal to a percentage of the value of our gross assets as well as an incentive fee based on our performance.
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
We define a “Liquidity Event” as any of: (1) a quotation or listing of our common stock on a national securities exchange, including an initial public offering or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of our capital stock or assets to, or another liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. Potential acquirers could include other BDCs and entities that are not BDCs, in each case, that are advised by the Adviser or its affiliates.
Base Management Fee
The base management fee ("Management Fee") is payable quarterly in arrears beginning in the period during its initial capital drawdown from its non-affiliated investors (the "Initial Drawdown") at an annual rate of (i) prior to a Liquidity Event, 0.75%, and (ii) following a Liquidity Event, 1.0%, in each case of the average value of our gross assets (gross assets equal the total assets of the Company as set forth on the Company’s balance sheet) at the end of the two most recently completed calendar quarters. No Management Fee is charged on committed but undrawn capital commitments.
For the three and nine months ended September 30, 2022, the Company incurred Management Fees of $108 and $110, respectively. For the three months ended September 30, 2021 and for the period from February 19, 2021 through September 30, 2021, the Company incurred no Management Fees, respectively. As of September 30, 2022 and December 31, 2021, there were $109 and nil Management Fees payable to the Adviser, respectively.
Incentive Fee
The Company also pays the Adviser an incentive fee consisting of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”), and (ii) the capital gains component of the incentive fee (the “Capital Gains Fee”). For more information regarding the Income-Based Fee and the Capital Gains Fee, see Note 4 - Related Party Agreements and Transactions.
For the nine months ended September 30, 2022, there was no Income-Based Fee incurred.
Administration Agreement
We have entered into an Administration Agreement with the Administrator pursuant to which the Administrator furnishes us with administrative services necessary to conduct our day-to-day operations. The Administrator is reimbursed for administrative expenses it incurs on our behalf in performing its obligations. Such costs are reasonably allocated to us on the basis of assets, revenues, time records or other reasonable methods. We do not reimburse our Administrator for any services for which it receives a separate fee.

If any of our contractual obligations discussed above were terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we receive under our Investment Advisory Agreement and Administration Agreement.
For the nine months ended September 30, 2022, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of September 30, 2022, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the three month and nine month periods ended September 30, 2022, the Administrator incurred $145 and $157, respectively, in fees under the Administrative Agreement, which are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2022, $145 was unpaid and included in Due to Affiliate in the accompanying Consolidated Statements of Assets and Liabilities.
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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since our inception:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2022	$227	$—	$227
September 30, 2022	225	—	225
Total	$452	$—	$452
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by us in the future. As of September 30, 2022 and December 31, 2021, we did not have an obligation to repay Expense Payments to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities.
Capital Resources and Borrowings
As of September 30, 2022, we have received signed Subscription Agreements totaling approximately $282.7 million. However, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $105.4 million. Subsequent to quarter end, we closed on additional capital commitments, bringing the total amount of closed capital commitments to $145.6 million. We will continue to hold additional closings subsequent to the Initial Closing.

We utilize leverage to finance at least a portion of our investments. The amount of leverage that we employ is subject to the restrictions of the 1940 Act and the supervision of our Board. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of the market, and other factors. We are permitted, under specified conditions, to borrow money and issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, measures the ratio of total assets less total liabilities not represented by senior securities to total borrowings, is at least equal to 150% immediately after each such issuance. The application of the 150% asset coverage requirement permits us to double the maximum amount of leverage that we are permitted to incur as compared to BDCs who have not obtained the requisite approvals and made the required disclosures. In addition, while any senior securities remain outstanding, we must make provision to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage.
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
On June 29, 2022, we borrowed $17.5 million under the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three and nine months ended September 30, 2022:

	For the three months ended September 30, 2022	For the nine months ended September 30, 2022
Interest expense	$178	$182
Non-usage fee (1)	14	30
Amortization of financing costs	69	144
Weighted average stated interest rate	4.15%	4.17%
Weighted average outstanding balance (2)	$16,924	$16,926

(1)	Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2)	Our initial borrowing occurred on June 29, 2022.

	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$17,500	$20,900
Total	$38,400	$17,500	$20,900

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
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2022, we were not party to any off-balance sheet arrangements.
Recent Developments
On October 7, 2022, the Company entered into a senior secured first lien term loan with Global K9 Companies LLC, with a term loan funded amount of $16,313, and an unfunded delayed draw term loan commitment amount of $7,563. Each loan facility bears an interest rate of adjusted S + 9.50%, with maturity of five years and an equity co-investment in Global K9 Companies LLC of $4,750.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to financial market risks, most significantly changes in interest rates. Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2022, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2022 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of September 30, 2022, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2022, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	September 30, 2022
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$1,416	$(525)	$891
Up 200 basis points	$944	$(350)	$594
Up 100 basis points	$472	$(175)	$297
Down 100 basis points	$(465)	$175	$(290)
Down 200 basis points	$(934)	$350	$(584)
Down 300 basis points	$(1,111)	$525	$(586)

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and our directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2022, our internal control over financial reporting is effective based on those criteria.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, the risk factors set forth below represent a material update to those risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as well as those discussed in Part I "Item 1A. Risk Factors" in our subsequent Quarterly Reports on Form 10-Q, which could materially affect our business, financial condition and/or operating results. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Each of the Adviser and the Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations.

The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, and the Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notes, in each case whether we have found a replacement or not. An affiliate of the Adviser is the borrower under a credit facility and pledged its ownership interests in the Adviser as collateral for that facility. In the event of a default under such credit facility, the foreclosure of these ownership interests would cause a change of control of the Adviser, which would effect an automatic termination of the Investment Advisory Agreement. If the Adviser or Administrator resigns or the Investment Advisory Agreement is terminated, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected, and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser or Administrator and their respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by the Company on its current reports on Form 8-K, the Fund did not sell any securities during the period covered by this Quarterly Report that were not registered under the Securities Act.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

No.	Description
3.1	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 19, 2022 ).
3.2	Amendment to Bylaws (Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 19, 2022).
10.1
Revolving Credit Agreement, dated as of February 2, 2022, among the Registrant, the other Borrowers and Sumitomo Mitsui Banking Corporation ("SMBC") (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 3, 2022).

10.2
First Amendment to Revolving Credit Agreement, dated as of June 28, 2022, among the Registrant, the other Borrowers and SMBC (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 10, 2022).

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

Lafayette Square USA, Inc.

Date: November 9, 2022	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: November 9, 2022	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer