Form 10-K
period 2022-12-31
Lafayette Square USA, Inc.
filed 2023-03-21
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
(786) 598-2348
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 21, 2023 the Registrant had 7,426,950 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2023 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Lafayette Square USA, Inc.
Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about Lafayette Square USA, Inc., together with its consolidated subsidiaries (“we,” “us,” “our,” or the “Company”), our prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “ anticipates,” “ expects,” “ intends,” “ plans,” “will,” “may,” “ continue,” “ believes,” “ seeks,” “ estimates,” “would,” “ could,” “ should,” “ targets,” “ projects,” “ outlook,” “ potential,” “ predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our business prospects and the prospects of the companies in which we may invest;
•the effect of the investments that we expect to make;
•our ability to raise sufficient capital to execute our investment strategy;
•general economic and political trends and other external factors, including the impact of the coronavirus ("COVID-19") pandemic or any future pandemic or epidemic on our business and our portfolio companies, including our and their ability to access capital and liquidity;
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
•the demand from middle market businesses for capital investment and managerial assistance;
•our ability to create and preserve jobs and stimulate the economy;
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
•the ability of any of our subsidiaries (in existence now or which may be formed in the future) to obtain or maintain a small business investment companies license from the SBA (as defined herein);
•our ability to adhere to or meet our goals, including our 2030 Goals (as defined herein), and our ability to create and preserve jobs and stimulate the economy; and
•our ability to qualify for and maintain our qualification as a regulated investment company (a “RIC”) and as a business development company (a “BDC”).
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

PART I
ITEM 1. BUSINESS

We are an externally managed, non-diversified, closed-end investment company focused on lending to middle market businesses while offering them significant managerial assistance, with the goal of creating and preserving jobs and stimulating economic growth across the United States. We believe demand for capital investment and managerial assistance is particularly acute among middle market companies headquartered in overlooked places, given that public business development companies primarily focus on businesses located in high income places. We believe inflationary pressures and the increasing employee benefits gap exacerbate this demand, enabling us to utilize our investment approach to select favorable risk-adjusted return opportunities. We intend to create a portfolio of investments across a range of industries and communities to mitigate certain risks (as described herein) and achieve our investment objectives.

Our investment objective is to generate favorable risk-adjusted returns, including current income and capital appreciation, principally from directly originated investments in middle market businesses that are primarily domiciled, headquartered and/or have a significant operating presence in the United States. We define middle market businesses as companies having annual revenues between $10 million and $1 billion and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although we may invest in larger or smaller companies. We expect to invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock, and warrants.

We generally expect to hold our investments until maturity or until such investments are refinanced by the portfolio company. From time to time, we may invest in loans with other lenders, or “club loans,” and may serve as agent in connection with any such loans. We may also participate in loans in the broadly syndicated loan market. Our debt investments in our portfolio companies typically have principal amounts of up to $50 million, bear interest at floating rates of interest tied to a widely available risk-free rate such as the U.S. Prime Rate, the London Interbank Offer Rate ("LIBOR") or the Secured Overnight Financing Rate (“SOFR”), and generally are not guaranteed by the federal government or otherwise. The debt instruments in which we invest are typically not rated by any rating agency, but we believe that if they were, they would be rated below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services). Under the guidelines established by these rating agencies, such ratings are an indication of such debt instruments having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”

We will primarily focus our origination efforts on “non-sponsored” businesses, which we define as companies substantially owned by people rather than funds or financial institutions where we can establish a direct lending relationship without the involvement or backing of a traditional buyout fund sponsor. We believe this focus will enable us to source investments through a less competitive lending process than if we focused on "sponsored" businesses, allowing us to achieve favorable economic and structural terms for our investments. We intend to complement this investment strategy with robust risk management practices and rigorous ongoing portfolio monitoring. For a discussion of the risks inherent in our portfolio investments, please see the discussion under “Item 1A. Risk Factors.”

In furtherance of our intention to invest across a range of communities, we invest in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in each of ten regions, as listed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Overview” (the "Target Regions"), with a goal to invest at least 5% of our assets in each region over time. However, we anticipate that it could take time to invest substantially all of the capital we expect to raise in a geographically diverse manner due to general market conditions, the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies, and the potential for allocations to other affiliated investment vehicles which focus their investments on a specific region. As a result, at any point in time, we may invest a disproportionate amount in certain regions, and there can be no assurance that we will achieve geographic diversification across all ten regions.

In addition to our goal to generate favorable risk-adjusted returns, we aim to promote public welfare and community development in underserved communities by deploying at least 51% of our invested capital to (i) borrowers located in and/

or with a majority of operations in low- and moderate- income1 (“LMI”) areas, Empowerment Zones, as defined in the Empowerment Zones and Enterprise Communities Act of 1993, as amended (“Empowerment Zones”), Opportunity Zones, as defined in the U.S. Tax Cut and Jobs Act of 2017 (“Opportunity Zones”), and/or areas targeted by a government entity for redevelopment or to revitalize or stabilize designated disaster areas (such areas, together with Opportunity Zones, Empowerment Zones and LMI areas, “Underserved Areas”) or (ii) borrowers that provide substantial employment to LMI individuals, meaning more than 50% of the portfolio company’s workforce, measured by W-2 forms or 1099 forms filed by workers with the Internal Revenue Service (“Substantial Employment”). We may also invest in other community development and public welfare investments identified as qualifying for CRA credit under the Office of Comptroller of Currency (“OCC”) and/or Federal Reserve guidance. We refer to all of these types of investments as “LMI Targeted Investments.”
In addition to this targeted investing, we aim to strengthen the work experience and well-being of employees at all of our portfolio companies (including non-LMI Targeted Investments) by incentivizing and coordinating the delivery of supportive services to such employees through our parent company's "Worker Solutions" services platform. We believe these curated services, which will primarily focus on the alleviation of financial insecurity and economic mobility issues, have the potential to (i) positively affect employee well-being and (ii) enhance the risk-adjusted financial returns of the portfolio companies (including by increasing employee retention, morale and productivity). We view this program as consistent with the mandate that BDCs offer “significant managerial assistance” to their portfolio companies upon request. Along with services focused on financial issues, these services may address other objectives, such as health and wellness, education, and benefits and resource navigation.

As part of Worker Solutions, we intend to coordinate with the human resources and personnel departments of our portfolio companies to identify and recommend appropriate services that would enhance employee well-being. Where possible, we aim to analyze health insurance and retirement benefits participation and recommend ways to improve employee uptake. We can offer no assurance, however, that these services will have their intended effect or that they will be widely utilized by the employees of our portfolio companies.

About Lafayette Square, Its Intentions, and How They Relate to the Regulatory Framework
Founded by Damien Dwin in 2020, Lafayette Square is an investment platform working locally to create an inclusive American economy. Our approach to risk management and generating returns purposefully seeks inspiration from existing regulations dating to the 1950s, which were aimed at increasing prosperity in all communities. To that end, as we make investments we intend to work with a mission-aligned network of service providers that provide services seeking to improve the well-being of underserved people and communities.

In the following pages, we describe (1) the original intention of regulations inspiring our strategy, (2) how we align our strategy with such regulatory intentions, and (3) the goals we have set to match investor expectations with regulatory intent.

Original Intention of Regulations Inspiring Our Strategy

Our investment strategy is designed to reflect the intentions of three legislative acts authored during distinctly different economic environments: the Small Business Investment Act (the “Investment Act”), the Community Reinvestment Act (the “CRA”), and the Small Business Investment Incentive Act (the “Incentive Act”, together with the Investment Act and the CRA, the "Acts").2
1 LMI is defined under applicable CRA regulation as an individual income that is less than 80 percent of the area median income (“AMI”) or a median family income that is less than 80 percent in a census tract. AMI is defined as the median family income for the metropolitan statistical area or metropolitan division, if applicable, or if the person or census tract is located outside of a metropolitan statistical area, the statewide nonmetropolitan median family income. Census tracts are defined by the U.S. Government and may include LMI, Opportunity Zones and/or Empowerment Zones.
2 Lafayette Square is not backed or guaranteed in any way or supported by the U.S. government, its agencies and instrumentalities. The discussion below reflects our investment philosophy and not any official mandates under the Acts.

	Date Enacted	Unemployment Rate at time of enactment*	Federal Funds Rate at time of enactment	US Treasury 10 Year Note at time of enactment	S&P 500 Price to Earnings at time of enactment	Total Commercial Banks (insured by FDIC)**
Investment Act	August 1958	7.4%	1.8%	N/A	16.5x	13,115
CRA	October 1977	6.8%	6.2%	7.5%	8.7x	14,397
Incentive Act	October 1980	7.5%	12.6%	11.7%	8.9x	14,421
As of February 2023		3.6%*	4.6%	3.9%	21.1x	4,230***
——
*Unemployment rates are determined based on monthly unemployment surveys conducted on the 12th of each month.
** For the legislative acts, each figure corresponds to the number of banks as of the end of the indicated year.
***This is the latest available information, as of December 2021. Source: FDIC.

The Investment Act was enacted on August 21, 1958 to allow the Small Business Administration (the “SBA”), a federal government agency, to, among other things, provide inexpensive leverage to investment firms running small business investment companies (“SBICs”) licensed by the SBA. The United States Congress ("Congress") believed an “equity gap” had developed that harmed small businesses, who did not fit into the typical groups financed by banks, on one end of the spectrum, and institutional lenders, on the other end, and therefore could not get access to the capital they needed to grow and modernize. Rather than finance such businesses itself, Congress adopted the Investment Act, which aimed to incentivize private capital to support small businesses via SBICs, a public-private partnership model. Under SBA regulations, SBICs make loans to eligible small businesses, as well as invest in the equity securities of such businesses and provide them with consulting and advisory services.

The CRA was enacted on October 12, 1977 by Congress to encourage financial institutions to meet the credit needs of the communities in which they do business, with a particular focus on increasing the availability of credit in LMI communities. As part of this focus, Congress sought to direct more capital to small business, addressing concerns about the deteriorating conditions of American cities – particularly LMI and minority neighborhoods – and the systemic inequalities in the banking system that led financial institutions to consume deposits from LMI areas and redirect such capital to wealthier communities. With those concerns in mind, Congress adopted the CRA with a goal to require banks to keep capital within the same communities that provided a meaningful portion of their customer base. Among other things, the CRA requires federal banking agencies to assess a bank’s record of lending in LMI neighborhoods, and take such record into account when granting banking licenses. Bank investments in SBICs are considered when such agencies are performing such assessment.

The Incentive Act was enacted on October 21, 1980 to support the flow of capital to small, growing companies through a new kind of investment vehicle called a Business Development Company (“BDC”). The BDC structure focuses on lending to U.S.-based small and mid-sized businesses. By overlaying certain investor protections of the Investment Company Act of 1940 onto this new vehicle, while streamlining some of the more onerous regulations applicable to mutual funds, the Incentive Act permitted a broader type of investors to invest in BDCs, therefore allowing BDCs to raise larger pools of capital than traditional private funds while being subject to less restrictive regulations than a traditional mutual fund. As part of Congress' intention to assist small businesses by injecting the expertise of venture capital into their operations, the Incentive Act requires that BDCs offer significant managerial assistance to portfolio companies, although there is no requirement to actually deliver such assistance.

How We Align our Strategy with Regulatory Intentions

While there are multiple benefits to operating a BDC structure, the structure naturally aligns with our strategic intentions for a number of reasons, including:

–requirement to offer "significant managerial assistance" to portfolio companies, which we believe reduces certain risk for such companies (including by increasing employee retention, morale and productivity);
–mandatory quarterly filing requirement with SEC, which we believe provides investors with added transparency; and
–flexibility to partner with SBA and its SBIC program.

	Legislative Objective	Lafayette Square Alignment
Investment Act	Increase employment opportunities	Credit for small and medium sized employers of American workers
CRA	Encourage economic growth in underserved communities	Borrowers located in LMI communities or substantial employer of LMI people[3]
Incentive Act	Offer significant managerial assistance	Worker Solutions
——
3 To determine whether a borrower is “located” in an LMI community, the Company relies on the Borrower’s principal place of business, headquarter location and/or whether they have significant operations in such community.

Investment Act

SBICs are designed to stimulate the flow of capital to eligible small businesses and are prohibited from investing in companies outside of the United States. As a result, we believed it would be in line with our investment strategy to add an SBIC as a wholly-owned subsidiary of the Company. On February 1, 2023, our wholly-owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), received an SBIC license from the SBA, which may provide up to $175.0 million in long-term capital in the form of SBA-guaranteed debentures. Lafayette Square intends to apply for additional SBIC licenses and if successful, such additional SBIC licenses may provide the Company with up to $350.0 million in SBA-guaranteed debentures under a family of SBIC funds under common control. See “Item 1A. Risk Factors—SBIC LP is licensed by the SBA and is subject to SBA regulations.” SBIC LP is able to borrow funds from the SBA against the SBIC’s regulatory capital (which approximates equity capital) and is subject to customary regulatory requirements, including, but not limited to, an examination by the SBA. See “Item 1. Business—Small Business Investment Company Regulations.”
We have applied for exemptive relief from the Securities and Exchange Commission ("SEC") to permit us to exclude the debt of SBIC LP that is guaranteed by the SBA from the 150% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 150% asset coverage ratio limitation, we are permitted to borrow two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us. If we receive this exemptive relief, we will have increased capacity to fund up to $175 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 150% asset coverage ratio limitation would allow us to incur. There can be no assurances that such exemptive relief will be granted.
Lafayette Square’s SBIC license allows access to 10-year financing for qualifying loans via the trust certificate debenture program with a permitted leverage ratio of debt-to-equity up to two-to-one. The SBA issues a trust certificate debenture twice a year (in March and September) which establishes the fixed interest rate for this borrowing. The March 2023 issuance of SBA debentures was at a fixed rate of 5.168%. This interest rate is currently cheaper than other typical market-based borrowing strategies which usually charge 3-month SOFR (4.824% as of 3/21/23) plus a meaningful interest spread.
We believe the implementation of an SBIC under our BDC structure allows us to specifically target and inject capital into American businesses that are on the lower end of the middle-market. We believe that these businesses have historically been underserved by traditional financial institutions and typically lack the capital resources to build a competitive business and marketing infrastructure on their own. Furthermore, in today’s economic climate, we believe small businesses have particular difficulty obtaining capital from traditional lending sources. We believe our overarching investment strategy and the ability to target small businesses through the use of our SBIC will encourage economic growth in this much-needed sector of our economy.

Community Reinvestment Act

Lafayette Square purposefully invests in LMI places and people while offering significant managerial assistance to businesses in order to address labor challenges, with the aim of positively affecting employee well-being and consequently, enhancing the risk-adjusted financial returns of our portfolio companies (including by increasing employee retention, morale and productivity). We have positioned our investment strategy to finance businesses primarily serving and/or employing LMI communities for the following reasons:

–The Census Bureau and other government sources provide robust data substantiating demand for capital and services in LMI places.
–US government data offers an efficient and empirical means of identifying places and people in need.
–The addressable market of successful middle market companies in LMI places is large.

Number of Companies in which Public BDCs Invest

Please see below for a current map representing where public BDCs (i.e., publicly traded BDCs) are investing in portfolio companies in relation to LMI places across the country:

Note - Lafayette Square analysis of data from Advantage Data and the Census Bureau.

State/Region	Number of Companies	Number of Companies Located in a LMI Tract	State/Region	Number of Companies	Number of Companies Located in a LMI Tract
California	523	109	Kansas	26	6
Texas	312	73	Oklahoma	24	8
New York	289	18	Kentucky	21	8
Florida	164	62	Louisiana	19	7
Illinois	161	19	South Carolina	18	9
Massachusetts	149	17	Iowa	17	2
Georgia	121	25	New Hampshire	16	2
Pennsylvania	110	15	District of Columbia	15	3
Ohio	101	28	Idaho	14	9
New Jersey	89	8	Arkansas	13	3
North Carolina	86	18	Nevada	11	4
Virginia	77	10	Delaware	11	4
Colorado	74	15	Nebraska	8	1
Tennessee	70	14	Rhode Island	6	4
Michigan	69	22	Mississippi	6	1
Minnesota	64	19	Maine	5	3
Arizona	63	15	Wyoming	4	0
Washington	56	13	West Virginia	4	1
Maryland	51	13	Vermont	4	0
Missouri	48	13	New Mexico	4	0
Connecticut	46	12	Alaska	4	1
Utah	38	15	North Dakota	3	0
Indiana	34	21	Montana	1	0
Wisconsin	33	8	Hawaii	1	0
Alabama	31	11	South Dakota	0	0
Oregon	30	8
Note - Lafayette Square analysis of data from Advantage Data and the Census Bureau as of December 31, 2022.

Incentive Act

Currently, middle market companies confront numerous labor challenges, including:
–Recruiting and retention of labor, particularly frontline workers (i.e., primarily workers in a non-supervisory capacity who are required to interact in person with their customers and clients)
–Uneven uptake of traditional workplace benefits (e.g., healthcare) by LMI employees vs non-LMI employees
–Impact of inflation on employees, in particular LMI individuals

Our services platform, “Worker Solutions”, seeks to improve the retention, well-being, and productivity of employees by connecting our portfolio companies with third-party service providers that deliver workplace benefits and/or advisory support ("Third-Party Solution Providers"). In doing this, we aim to help our portfolio companies implement more effective benefits that can support workers and provide services that are currently not available to them. We intend to coordinate with the human resources and personnel departments of our portfolio companies to identify appropriate services that would enhance employee welfare, focusing on a variety of areas such as financial well-being, health and wellness, and education and training. Where possible, we aim to analyze existing benefit offerings for portfolio company employees to improve employee uptake (in particular for LMI workers) of existing benefits (e.g., health care & retirement) while also encouraging the implementation of new employee benefits more tailored for LMI workers (e.g., matched liquid savings) to mitigate inflationary pressures and improve worker financial security.

We view the Worker Solutions platform as consistent with the mandate that BDCs offer “significant managerial assistance” to their portfolio companies upon request, and we believe these curated services have the potential to (i) positively affect employee well-being and (ii) enhance the risk-adjusted financial returns of the portfolio companies (including by increasing employee retention, morale and productivity). In addition, we view Worker Solutions as a platform to support financial stability and resiliency for LMI workers, especially during periods of elevated inflation, which tend to create disproportionate financial burdens on LMI households relative to other income groups because such households spend more of their income on necessities (such as rent, energy, and food) that have higher than average inflation rates. Through services like zero percent interest loans for unplanned expenses, credit score support through rent payments, and financial coaching services targeting increased savings and reduced debt, Worker Solutions aims to offer solutions for employees to reduce monthly costs in areas such as education and health care.

Despite the intentions stated above, we offer no assurance that these services will have their intended impact or that they will be utilized by the employees of our portfolio companies. It should be noted that neither the Company nor any of its affiliates currently receive any compensation for the recommendation to use the Third-Party Solution Providers. However, we intend to offer portfolio companies a discount on financing costs from the Company if they engage the Third-Party Solution Providers and/or adopt certain other designations (such as B-Corporation status), and in some cases, will negotiate discounts for them on the Impact Ally services provided. Through these discounts, we seek to positively affect our investment returns in a quantifiable manner, while also positively affecting our portfolio companies in both quantifiable and qualitative ways, by providing relatively low-cost services and incentivizing a prioritization of employee well-being (as further described below).

We seek to reduce risk in the operations of portfolio companies with Worker Solutions in the following ways:
–Improve portfolio company capacity to attract and retain talent.
–Provide increased access to benefits to employees, which we believe will strengthen employee well-being and may lead to enhanced labor productivity.

We seek to increase investment returns with Worker Solutions in the following ways:
–enhance equity returns by receiving discounted financing costs based on Worker Solutions uptake.
–improve portfolio company profitability with lower turnover and recruiting delays.

As mentioned above, we generally expect to offer a small step down in the lending rate to our portfolio companies in order to incentivize such companies to utilize these services. Additionally, we intend to negotiate discounts on our own financing arrangements based upon the amount of capital we deploy to businesses that meet certain defined criteria, such as operating in or substantially employing LMI communities. For instance, we have negotiated such a discount with our current subscription facility (as discussed under Competitive Advantages – Enhanced Potential Returns Through the Use of Leverage). We can offer no assurance that we will be able to secure any similar financing arrangements in the future. Also, while we believe the discounts we have negotiated with our current subscription facility may at least partially offset any step downs we offer our borrowers, we can offer no assurance that such offset will be material. However, while a portion of the cost of providing such services will likely be borne by the Company and, ultimately, by the Company's shareholders, we believe that this investment in employee services will improve the operating capabilities of our portfolio companies and, over time, improve our investment returns.

Goals We Have Set to Match Investor Expectations with Regulatory Intent

When setting our goals we sought guidance from outside regulatory frameworks, namely the 2030 Agenda for Sustainable Development adopted by all United Nations Member States in 2015. In 2015, all United Nations Member States gathered to provide a shared blueprint for peace and prosperity for people and the planet. At the heart of their blueprint, they adopted 17 Sustainable Development Goals (the “UN SDGs”), which are an urgent call for action by all countries - developed and developing - in a global partnership.

This call for action, which seeks to end poverty and other deprivations while simultaneously developing strategies that improve health and education, reduce inequality, and spur economic growth, resonates deeply with our firm mission and has impacted how we have set our goals. For instance, by 2030, we seek to (1) increase employment opportunities, (2) provide significant managerial assistance to small and middle-market companies and (3) encourage economic growth in underserved communities. Further, we believe that our investments in our portfolio companies, as well as our offering of Worker Solutions, are directly aligned with several UN SDGs, including decent work and economic growth and reducing inequalities. Please see below for a description of our goals and how we believe they align with the various regulatory acts we have described above:

	Investment Act	CRA	Incentive Act
Company 2030 Goals (together, the "2030 Goals")	Help businesses create/retain 100,000 LMI jobs, and 150,000 jobs overall.	50% borrowers either located in LMI communities or borrowers that are substantial employers of LMI people	50% borrowers adopting Worker Solutions

Our Investments in Businesses Located in LMI Places and/or Employing LMI People

As described above, we aim to promote public welfare and community development in underserved communities by deploying at least 51% of our invested capital to borrowers (i) located in and/or with a majority of operations in Underserved Areas or (ii) that provide Substantial Employment to LMI individuals. Further to that goal, we track the locations of our portfolio companies and LMI status of their employees, as described below.

Businesses Located in LMI Places

As of December 31, 2022, forty percent of our portfolio is invested in portfolio companies that have headquarters or substantial operations located in Underserved Areas. Please see below for details of the headquarters of our portfolio companies, organized by region and zip code:

Portfolio Company Description	Region	Headquarters Zip Code[4]
Provider of end-to-end outsourced manufacturing waste by-product collection and disposal solutions to well-known corporations throughout the Carolinas and nearby cities. The Company generates revenue through its value-added, on-site service offerings as well as through the sale of waste products produced by customers.	Mid-Atlantic	28208
Black-owned, full-service programmatic advertising platform focused on providing advertising technology, data driven campaign optimization and other valuable ad tech to underserved and less efficient markets on the buy side and sell side of the digital advertising ecosystem. The Company was founded in 2018 and consists of three acquired businesses.	Gulf Coast	77027
One of the Top 20 Largest Commercial Landscape Companies in the U.S. and Canada, with 13 locations across the southeast. Headquartered in Louisiana, the Company started in corporate landscape installation and expanded services to include property management as well as a hardscape aquatic business.	Gulf Coast	70460
An award-winning, process-driven designer, fabricator, and installer of feature stairs, railings, and windscreens for large, complex commercial projects. Established in 1986, 100% family owned, the Company is committed to not only reducing carbon output in the near-term, but reaching net-zero carbon by 2030.	Mid-Atlantic	21075
A military veteran led Alabama company providing explosives and firearms detection canines for use in aviation, commercial and education verticals. The Company integrates proprietary cutting-edge video capture and information management software to enhance the capabilities and efficiencies of the team.	Southeast	36804
——
4Based on information provided by each portfolio company to the Company.

Businesses Employing LMI People

In addition to being located in LMI areas, as of December 31, 2022, the portfolio companies in which we have invested employed 912 LMI individuals out of a total of 1,383 employees. Through our investments and services offered by our Third-Party Solution Providers, by 2030 we hope to help businesses grow to employ and/or retain at least 100,000 LMI employees and 150,000 employees overall, where we can offer them access to our Third-Party Solution Providers.

Third-Party Solution Providers Uptake

Please see below for certain metrics involving our Third-Party Solution Providers, and how these offered services are being used by our portfolio companies:

Managerial Services Metrics	Cumulative (As of December 31, 2022)
Number of Third-Party Solution Providers Adopted by Portfolio Companies	3
Percentage of Our Portfolio Companies that have Adopted our Third-Party Solution Providers	40.0%
Number of Workers Served	22
Number of Total Workforce with access to services	403

We believe that over time, our portfolio companies' uptake of Third-Party Solution Providers, in combination with our capital, will contribute to an improvement in the below metrics:

2022 Portfolio Company Human Capital Data (As of December 31, 2022)
	LS Portfolio Company Average Employee Data	National Average Employee Data
Number of Employees	356	189[1]
Employee Turnover[2]	60.0%	51.5%
Participation in Medical Care Benefits[3]	37.0%	47.0%
Participation in Retirement Benefits[4]	21.0%	52.0%

Median Income		National Median Family Income[6]
LMI[5] Employees	$46,138	$85,028
Non-LMI Employees	$83,475
——
[1] Lafayette Square analysis of data of middle market companies and employees from Dun & Bradstreet. “Middle Market” is defined as a private company with annual revenue between $10M-$1B.

[2] Turnover rate is calculated by dividing the total terminations for the calendar year by the average number of employees who worked during or received pay for the calendar year. National turnover includes private employee data from the U.S. Bureau of Labor Statistics - Job Openings and Labor Turnover Survey.

[3] Medical Care Benefits are plans that provide services or payments for services rendered in the hospital or by a qualified medical care provider. Participation is calculated from the unrounded percentage of workers who participate in the plan. National average is private industry from the U.S. Bureau of Labor Statistics - National Compensation Survey.

[4] Retirement Benefit plans Includes defined benefit pension plans and defined contribution retirement plans. Participation is calculated from the unrounded percentage of workers who participate in the plan. 366 employees from portfolio companies who did not provide retirement benefits data to the Company were not included in this calculation. The national average is private industry from the U.S. Bureau of Labor Statistics - National Compensation Survey.

[5] LMI is defined under applicable CRA regulation as an individual income that is less than 80 percent of the area median income (“AMI”) or a median family income that is less than 80 percent in a census tract. AMI is defined as the median family income for the metropolitan statistical area or metropolitan division, if applicable, or if the person or census tract is located outside of a metropolitan statistical area, the statewide nonmetropolitan median family income.

[6] National median income data is from the U.S. Census Bureau - 2021 American Community Survey. This is the most recent data available as of March 2023. Median family income is used to calculate individual LMI per CRA guidelines. The metric is included at the national level to serve as a similar–but not exact–comparison.

About the Company

We were formed as a Delaware limited liability company on February 19, 2021. Prior to the effective date of our Registration Statement (the “Effective Date”), we elected to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). For U.S. federal income tax purposes, we were taxed as a corporation for the period from February 19, 2021 (date of inception) through December 31, 2021, for the year ended December 31, 2022 and for future tax years until we qualify to be taxed as a regulated investment company ("RIC"). We intend to be treated, and continue to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year in which we qualify for such treatment. No assurance can be provided that we will qualify as a RIC for any taxable year.
Prior to the Effective Date and to our election to be regulated as a BDC, we completed a conversion under which Lafayette Square USA, Inc. (then known as Lafayette Square Empire BDC, Inc.) succeeded to the business of Lafayette Square Empire BDC, LLC, and the sole member of Lafayette Square Empire BDC, LLC became the stockholder of Lafayette Square Empire BDC, Inc. On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire BDC, Inc.” to “Lafayette Square USA, Inc.,” effective May 16, 2022. As a BDC, we must comply with certain regulatory requirements. When we qualify as an RIC there will be additional regulatory requirements we must comply with as well. See “Item 1. Business — Regulation as a Business Development Company” and “Item1. Business — Certain U.S. Federal Income Tax Considerations.”
Our Investment Adviser
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
The Adviser is obligated to allocate investment opportunities among the Company and any of its other clients fairly and equitably over time in accordance with the Adviser’s allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. See "Item 13. Certain Relationships and Related Transactions, and Director Independence" below. We have received exemptive relief from the SEC that permits us to co-invest with certain of our affiliates, subject to the conditions of such exemptive order. We believe that such co-investment relief affords us additional investment opportunities in a wide range of companies.
We currently do not have any employees. Our investment activities are managed by our Adviser. The Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments, and monitoring our investments on an ongoing basis. The Adviser was organized on February 19, 2021 and is a registered investment adviser under the Advisers Act. Under the Investment Advisory Agreement, we will pay the Adviser a base management fee and an incentive fee for its services. See “Item 1. Business — Investment Advisory Agreement” for a discussion of the base management fee and incentive fee payable by us to the Adviser and the risk factor entitled “Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.”
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
The investment decisions of the Company will be managed by the Adviser's Investment Committee, which is comprised of Damien Dwin, Phil Daniele, Ryan Ochs, Lori Scott, Don Baylor, Jr., Ommeed Sathe, Maria Zubov and Antony Bugg-Levine.

Damien Dwin - Mr. Dwin is the Founder and Chief Executive Officer of Lafayette Square. He has over 20 years of experience in the middle market direct lending, mezzanine lending, leveraged finance, distressed debt, and private equity businesses. Mr. Dwin has been involved in originating, underwriting, executing, and monitoring investments in each of these businesses and oversees these activities at Lafayette Square. Previously, Mr. Dwin served as Co-Founder and Co-CEO of Brightwood Capital Advisors from its founding in 2010 to October 2020, where he oversaw the investment of approximately $8.5 billion in 373 transactions over 163 portfolio companies.
Mr. Dwin began his career as a trader with Goldman Sachs, in their New York & London offices, where he earned the Michael P. Mortara Award for Innovation.  At Credit Suisse, he was the Co-Founder and Head of the North American Special Opportunities business until 2010.  Mr. Dwin also served on the Vice President Selection Committee and led the Fixed Income Division Credit Training Program. He is an active thought leader on place-based investing, mass incarceration and the use of capitalism for good. He has written for Financial Times, Entrepreneur and Inc.com.
Mr. Dwin currently serves as Chair of the Board of Trustees for Vera Institute of Justice. He also serves on the non-profit boards of Lincoln Center for the Performing Arts, Children’s Hospital of Philadelphia, Studio Museum in Harlem, National Trust for Historic Preservation, Woodberry Forest School, and Boys’ Club of New York.  He is also a Council Member of the Smithsonian National Museum of African American History and Culture.
Mr. Dwin received a B.S./B.A. from Georgetown University where he served two terms on the Board of Regents.
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
Antony Bugg-Levine - Mr. Bugg-Levine is a Managing Director and Co-Head of Community Impact at Lafayette Square. Antony is a pioneer of the modern impact investing movement, with over 15 years of industry experience, including co-founding the Global Impact Investing Network, running a national nonprofit loan fund, and launching the Rockefeller Foundations' impact investing program.
Our Administrator
We have entered into an administration agreement between the Company and the Administrator (the “Administration Agreement”). The Administrator is a wholly owned subsidiary of Lafayette Square, and provides the administrative services necessary for us to operate.
We do not currently have any employees. The Adviser manages our day-to-day investment operations, and our Administrator provides the administrative services necessary to conduct our business. We will pay no compensation directly to any interested director or executive officer of the Company. We will reimburse the Administrator for our allocable portion of certain expenses incurred by our Administrator in performing its obligations under the Administration Agreement between us and the Administrator, including our allocable portion of the cost of our Chief Financial Officer and Chief Compliance Officer and their respective staffs. Additionally, the Administrator performs certain required administrative services, which include coordinating or providing assistance in accounting, legal, compliance, operations, investor relations, technology, and loan agency services (including any third party service providers related to the foregoing), as well as maintaining the financial records that the Company is required to maintain and preparing reports for the Company’s shareholders and reports filed with the SEC. Our Administrator will be reimbursed at cost for certain expenses that it or the Adviser incur on our behalf. Our Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See “Item 1. Business– Administration Agreements” below for a discussion of the expenses (subject to the review and approval of our independent directors) for which we expect to reimburse to the Administrator.
Investment Strategy
We seek to generate favorable risk-adjusted returns, including current income and capital appreciation, principally from directly originated investments in middle market companies that are primarily domiciled, headquartered and/or have a significant operating presence in the United States. We intend to create a broad portfolio of investments across industries to mitigate risk and achieve our investment objectives.
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
Regional Focus to Promote Economic Growth and Create and Sustain Jobs
We invest in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in each of the ten regions below, with a goal to invest at least 5% of our assets in each region over time. However, we anticipate that it could take some time to invest substantially all of the capital we expect to raise in a geographically diverse manner due to general market conditions, the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies, and the potential for allocations to other affiliated investment vehicles which focus their investments on a specific region. As a result, at any point in time, the Company may have a disproportionate amount of investments in certain regions and there can be no assurance that the Company will achieve geographic diversification across all ten regions.
•The Cascade Region: Alaska, Idaho, Oregon and Washington
•The Empire Region: New York, New Jersey, Connecticut and Pennsylvania
•The Far West Region: California, Hawaii and Nevada
•The Four Corners Region: Arizona, Colorado, New Mexico and Utah
•The Great Lakes Region: Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin
•The Gulf Coast Region: Arkansas, Louisiana, Oklahoma and Texas
•The Mid-Atlantic Region: Delaware, Kentucky, Maryland, North Carolina, South Carolina, Tennessee, Virginia and West Virginia and the District of Columbia
•The Northeast Region: Maine, Massachusetts, New Hampshire, Rhode Island and Vermont
•The Plains Region: Iowa, Kansas, Missouri, Montana, Nebraska, North Dakota, South Dakota and Wyoming
•The Southeast Region: Alabama, Georgia, Florida and Puerto Rico
Downside Protection Through Holistic Risk Management
We employ a disciplined approach to risk management, ensuring that we apply best practices consistently. We will construct our portfolio carefully to mitigate credit-specific risk. We will invest the portfolio broadly across industries and sub-industries and communities across the Target Regions. Our risk management practices are grounded in an established investment process comprising systematic underwriting, rigorous due diligence (including select third-party reviews and reports), and Investment Committee approval, all accompanied by a proprietary, dynamic post-investment monitoring system for updating issuer data.
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
Competitive Advantages
We believe that our regional focus, and disciplined approach to underwriting, portfolio construction, and risk management will enable it to achieve favorable risk-adjusted returns while reducing the risk of loss of shareholder capital, all while serving the public welfare and positively affecting communities across the United States.
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
Focus on Portfolio Companies in Underserved Areas and Strengthening Employee Work Experience and Well-Being
We seek to use our capital to invest in communities that are underserved across the United States through an investment strategy that aims to deploy capital in Underserved Areas and to borrowers that employ LMI individuals. Because of this strategy, an insured depository institution investor may be eligible to receive CRA credit for its investment in the Company from its applicable banking regulator under the federal banking regulations for public welfare investments. However, we can offer no assurance that an investor in the Company which is subject to CRA requirements will receive any CRA credits for its investment in the Company.
In order to meet our commitment to promote the public welfare, we are targeting deployment of at least 51% of the Company's invested capital to LMI Targeted Investments. As part of this deployment strategy, we plan to require our borrowers to deliver supporting data, both during the underwriting process and on an ongoing basis throughout the term of the loan, that will enable us to validate that our originated loans meet our standard for an LMI Targeted Investment. Such data may include the borrower’s employment of LMI workers, business locations, and/or operations in Underserved Areas. We also intend to collect additional data to measure the effect on our portfolio companies' workforces (such as information on wages and benefits) in order to assess other positive effects on worker and residential populations. This information is also designed to be helpful in substantiating a position taken by an insured depository institution investor that its investment in the Company should be eligible to receive CRA credit from the applicable banking regulator under the federal banking regulators’ so-called “investment test.”
Additionally, we aim to strengthen the work experience and well-being of employees at all of our portfolio companies (including non-LMI Targeted Investments) by incentivizing and coordinating the delivery of supportive and effective services to such employees. We believe these curated services, which are intended to focus primarily on the alleviation of financial insecurity and economic mobility issues, have the potential to (i) positively affect employee well-being and (ii) enhance the risk-adjusted financial returns of our portfolio companies (including by increasing employee retention, morale and productivity). We intend to coordinate with the human resources and personnel departments of our portfolio companies to identify appropriate services that may enhance employee well-being if implemented, and intend to direct these services primarily towards the low- to moderate- income workers of such companies. We can offer no assurance, however, that these services will have their intended impact or that they will be widely utilized by the employees of our portfolio companies.
Enhanced Potential Returns Through the Use of Leverage
We intend to utilize leverage to enhance our overall return potential to shareholders. We believe that our strategy of levering traditional first lien senior secured loans represents an optimal approach to minimize portfolio volatility and capture attractive risk-adjusted returns given the structural protections and relatively low-risk profile of the underlying assets. Through Lafayette Square, we have established relationships with leading leverage facility providers. Additionally, Lafayette Square has extensive knowledge and experience in negotiating the terms of leverage facilities as well as the day-to-day operations involved with managing leverage facilities.
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
Lending Opportunity in the Middle Market
We see a significant opportunity to finance middle market businesses with annual revenues of between $10 million and $1 billion and annual EBITDA of between $10 million and $100 million. According to a study conducted by the National Center for the Middle Market in June 2022, the U.S. middle market contains nearly 200,000 businesses, representing approximately one-third of private-sector GDP and employing approximately 48 million people. During the financial crisis (2007-2010), these businesses outperformed other types of companies and added 2.2 million jobs across major industry sectors and geographies. Middle market businesses are private and public and are generally owned by families, entrepreneurs, and private equity firms.
Disparate Financing Needs of Non-Sponsored Companies
The needs of middle market borrowers vary considerably based on company and industry-specific circumstances. We believe that the number of financing sources with a mandate to deliver tailored financial solutions addressing the needs in this market, particularly to non-sponsored borrowers, is limited. We believe that the combination of the broad investment mandate offered by the Lafayette Square platform together with the extensive experience of our investment team positions us as a favorable lending partner to middle market borrowers.
Current Regulatory Climate
Regulatory and structural changes in the market over the last decade have reduced the amount of capital available to middle market companies. Specifically, the Basel III Accord, the adoption of the Dodd-Frank Wall Street Reform and the Consumer Protection Act (the “Dodd-Frank Act”), and regulations implemented by the U.S. Federal Reserve, the OCC, and the Federal Deposit Insurance Corporation, have significantly increased capital and liquidity requirements for banks, decreasing their capacity and appetite to hold non-investment grade loans on their balance sheets. Additionally, the U.S. government has struggled to provide financing efficiently and sufficiently to small and medium-sized businesses throughout the COVID-19-related economic shutdown. We believe that the Lafayette Square platform and the Company, in particular, offer a solution to this limited amount of capital available to middle-market businesses in the United States. However, the Company may not be able to successfully capitalize on this current regulatory climate, and future regulatory or structural changes may adversely affect what we perceive as a current advantageous regulatory climate.
Investment Criteria
We utilize the following criteria and guidelines in evaluating investment opportunities. However, not all of these criteria and guidelines will be met by each investment.

•Established companies with positive cash flow. We will seek to invest in mature companies with a demonstrated history of generating positive cash flows, providing them with a strong ability to service their debt obligations. We will typically focus on companies with a history of profitability, top and bottom-line growth, annual revenues of between $10 million and $1 billion and annual EBITDA of between $10 million and $100 million.
•Non-sponsored ownership. We seek to invest primarily in non-sponsored companies where non-institutional ownership is substantial and continuing. Generally, these are businesses where founders, management, or other unaffiliated individuals own a majority of the capital stock. We believe that this type of borrower is generally underserved by other financial institutions, which often means opportunities are less competitive, allowing us to drive better risk-adjusted returns and attain more comprehensive downside protection.
•Experienced management teams. Based on our prior investment experience, we believe that a tenured management team with significant operating experience and relevant industry experience is an important driver of long-term performance. We believe management teams with these attributes are more likely to manage their companies in a manner that protects our debt investment and reacts well to changing market conditions.

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
•Significant equity ownership by borrower. We believe the existence of substantial underlying equity investment by business owners provides important support to investments and aligns our interests with the business owners’ interests. We will seek to identify companies that we believe are adequately capitalized beyond the level of our investment.
•CRA-relevant criteria. We are targeting to deploy at least 51% of invested capital to (i) borrowers located in and/or with a majority of operations in Underserved Areas or (ii) borrowers that provide Substantial Employment to LMI individuals. We believe that deploying capital to these underserved communities is in service of the public welfare.
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
Origination
The Adviser's senior investment professionals have networks and long-term relationships with management teams, industry experts, and financial intermediaries within the United States. We source investment opportunities from various sources, including management teams, family offices, investment bankers, financial intermediaries, accounting firms, law firms, and private equity sponsors.
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
Investment Rating Description
1.    Involves the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since the time of origination or acquisition are generally favorable which may include the performance of the portfolio company or a potential exit.
2.    Involves an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2.

3.    Involves a borrower performing below expectations and indicates that the loan’s risk has increased since origination or acquisition. The borrower could be out of compliance with debt covenants; however loan payments are generally not past due.
4.    Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due)
5.    Involves a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.
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
Private Offering
Our initial private offering of shares of common stock, $0.001 par value per share ("Common Stock") was conducted in reliance on Regulation D under the Securities Act (“Regulation D”). Any investors in our initial private offering were required to be “accredited investors” as defined in Regulation D of the Securities Act. The criteria required of Regulation D under the Securities Act may not apply to investors in subsequent offerings.
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
Closings
On December 22, 2021, we completed our initial closing of capital commitments for shares of our Common Stock issued in the Private Offering (the "Initial Closing"), and we have held additional closings subsequent to the Initial Closing. As of March 21, 2023, we have received signed Subscription Agreements totaling approximately $296.4 million - however, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $170.2 million to date. We expect to continue to hold additional closings subsequent to the Initial Closing.
Catch-up Purchases
We will permit, subject to our sole discretion, additional closings from time to time thereafter, and we reserve the right to conduct additional offerings of securities in the future in addition to the initial private offering. In the event that we enter into a Subscription Agreement with one or more investors after the initial drawdown from its non-affiliated investors (the

"Initial Drawdown"), each such investor will be required to make purchases of shares of Common Stock (each, a “Catch-up Purchase”) on one or more dates to be determined by us. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its Capital Commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by our Board (including any committee thereof), which price will be determined prior to the issuance of such shares of Common Stock and in accordance with the limitations under Section 23 of the 1940 Act. In order to more fairly allocate organizational expenses among all of our stockholders, investors subscribing after the Initial Drawdown will be required to pay a price per share above net asset value reflecting a variety of factors, including the total amount of our organizational and other expenses.
Default
In addition to all legal remedies available to us, failure twice by an investor to purchase additional shares of Common Stock when requested will (following a cure period of ten business days) result in that investor being subject to certain default provisions set forth in the Subscription Agreement. Defaulting investors may also forfeit their right to participate in purchasing additional shares on any future drawdown date or otherwise participate in any future investments in shares of our Common Stock.
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
We define a “Liquidity Event” as any of: (1) a quotation or listing of our Common Stock on a national securities exchange, including an initial public offering (an “Exchange Listing”) or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of our capital stock or assets to, or another liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. Potential acquirers could include entities that are not BDCs that are advised by the Adviser or its affiliates.
At any time during the Wind-Down Period, the Board may seek stockholder approval to enter into a transaction (an “Accelerated Liquidity Event”) in which we would sell all or substantially all of our assets to, or another liquidity event with, an entity for consideration of cash and/or publicly listed securities of the acquirer. Potential acquirers could include entities that are not BDCs that are advised by the Adviser or its affiliates. For the avoidance of doubt, an Accelerated Liquidity Event does not include an initial public offering or listing on a national securities exchange of the Common Stock.
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
For more information regarding potential conflicts of interest between us and our Adviser, see the risk factors entitled “There are significant potential conflicts of interest that could affect our investment returns”, as well as “Item 13. Certain Relationships and Related Transactions, and Director Independence.”
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
 Prior to a Liquidity Event, we pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
 • no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25%;

 • 100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.47% (5.88% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.47%) as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 15% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.47% in any calendar quarter; and
• 15% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.47% (5.88% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 15% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
Pre-Incentive Fee Net Investment Income Returns Prior to a Liquidity Event
(expressed as a percentage of the value of net assets)
Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee
Following a Liquidity Event, we will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
• no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25%;
• 100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.47% (5.88% annualized). The “catch-up” is meant to provide the Adviser with approximately 17.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.47% in any calendar quarter; and
• 17.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.47% (5.88% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

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
Prior to a Liquidity Event, the amount payable equals:
• 15% of cumulative realized capital gains less all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of such calendar year (or upon a Liquidity Event), less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
Following a Liquidity Event, the amount payable equals:
• 17.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains as calculated in accordance with U.S. GAAP.
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
Valuation Procedures
We will conduct the valuation of our assets, pursuant to which our net asset value will be determined, at all times consistent with GAAP and the 1940 Act. We value our investments in accordance with the terms of Topic 820 of the Financial Accounting Standards Board’s Accounting Standards Codification, as amended (the “ASC”), Fair Value Measurement and Disclosures (“ASC 820”).
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
Securities that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Adviser, does not represent fair value, will each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data are available. These valuation techniques may vary by investment, but typically include comparable public market valuations, comparable precedent transaction valuations, and discounted cash flow analyses. A multi-step quarterly valuation process used to determine the applicable value will be as follows:
•   Each portfolio company or investment is initially valued by the portfolio management professionals of the Adviser responsible for credit monitoring in consultation with the independent valuation firm(s);
•      Preliminary valuation conclusions are documented and reviewed by members of our Adviser’s senior management;
•The Adviser’s valuation committee with respect to us (the “Valuation Committee”) reviews each valuation recommendation to confirm they have been calculated in accordance with our valuation policy and compares such valuations to the independent valuation firms’ valuation ranges to ensure the Adviser’s valuations are reasonable;
•The Adviser’s Valuation Committee then determines fair value marks for each of our portfolio investments; and
•Our Board and Audit Committee periodically review the valuation process and provide oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.

As part of the valuation process, we take into account relevant factors in determining the fair value of our investments for which reliable market quotations are not readily available, many of which are loans, including and in combination, as relevant: (i) the estimated enterprise value of a portfolio company, generally based on an analysis of discounted cash flows, publicly traded comparable companies and comparable transactions, (ii) the nature and realizable value of any collateral, (iii) the portfolio company’s ability to make payments based on its earnings and cash flow, (iv) the markets in which the portfolio company does business, and (v) overall changes in the interest rate environment and the credit markets that may affect the price at which similar investments may be made in the future. When an external event such as a purchase transaction, public offering or subsequent equity or debt sale occurs, the Adviser considers whether the pricing indicated by the external event corroborates its valuation.

We have and will continue to engage independent valuation firms to provide assistance regarding the determination of the fair value of our portfolio securities for which market quotations are not readily available or are readily available but deemed not reflective of the fair value of the investment each quarter, and the Adviser and we may reasonably rely on that assistance. However, the Adviser is responsible for the ultimate valuation of the portfolio investments at fair value as determined in good faith pursuant to our valuation policy, the Board’s oversight and a consistently applied valuation process.
Regulation as a Business Development Company
General
We have elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although at least initially, we do not currently intend to list shares of our Common Stock to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its stockholders. We intend to be treated, and comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code, beginning with the taxable year ending December 31, 2023 (or as soon thereafter as is reasonably practicable). See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”

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
Code of Ethics
We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the joint code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics’ requirements. Our code of ethics is available on our website at www.lafayettesquarebdc.com.
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
A copy of our policies and procedures with respect to the voting of proxies relating to our portfolio securities is available without charge, upon request. Stockholders may obtain information regarding how we voted proxies by making a written request for proxy voting information to: Lafayette Square USA, Inc. c/o Lafayette Square, PO Box 25250, PMB 13941, Miami, Florida 33102, Attn: Chief Compliance Officer.

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
Regulation as a Small Business Investment Company
On February 1, 2023, our wholly-owned subsidiary, SBIC LP, received an SBIC license from the SBA which was deemed effective as of January 27, 2023. The SBIC license allows SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi- annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.
SBICs are designed to stimulate the flow of capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses generally include businesses (together with their affiliates) that have a tangible net worth not exceeding $19.5 million and have average annual net income after U.S federal income taxes not exceeding $6.5 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest at least 25.0% of its investment capital in “smaller enterprises” as defined by the SBA. A smaller enterprise is a business (including its affiliates) that has a tangible net worth not exceeding $6.0 million and has average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or a smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates or as an alternative to the aforementioned requirement, meet the size requirements based on either the number of employees or gross revenue, which is based on the industry in which the smaller concern operates. However, once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the business at the time of the follow-on investment, up and until the time a business offers its securities in a public market through the company’s initial public offering, if any. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA generally prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending, real estate or investing in companies outside of the United States, and from providing funds to businesses engaged in a few prohibited industries and to certain “passive” (i.e., non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates. The SBA also limits fees, prepayment terms and other economic arrangements that are typically charged in lending arrangements.
SBIC LP is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that SBIC LP will receive SBA-guaranteed debenture funding, which is dependent upon SBIC LP continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders and debt holders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.
We have applied for exemptive relief from the SEC to permit it to exclude the senior securities of SBIC LP from the definition of senior securities in the asset coverage requirement under the 1940 Act. Pursuant to the 150% asset coverage ratio limitation, we are permitted to borrow two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us. If we receive this exemptive relief, we will have increased capacity to fund up to $175 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 150% asset coverage ratio limitation would allow us to incur. There can be no assurances that such exemptive relief will be granted.

As of March 21, 2023, we have funded SBIC LP with an aggregate total of $36.9 million of equity capital. We are in the process of securing SBA guaranteed debentures. SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million and a maximum of $350.0 million as part of a group of SBICs under common control, which is up to twice its potential regulatory capital. Receipt of an SBIC license does not assure that SBIC LP will receive SBA-guaranteed debenture funding, which is dependent upon SBIC LP continuing to be in compliance with SBA regulations and policies. See “Item 1. Business—Small Business Investment Company Regulations.”
JOBS Act
We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of a Liquidity Event occurs;
•the end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
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
Reporting Obligations
We are required to file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This information will be available from us at www.lafayettesquarebdc.com and on the SEC’s website at www.sec.gov.
Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our Common Stock upon our qualification as a RIC commencing with our taxable year ending December 31, 2023 (or as soon thereafter as is reasonably practicable).
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
Election to Be Taxed as a RIC
We currently intend to elect to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ending December 31, 2023 (or as soon thereafter as is reasonably practicable) and for future years; however, no assurance can be provided that we will qualify as a RIC for any taxable year. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).
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
A U.S. Stockholder that is a tax‐exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income ("UBTI"). The direct conduct by a tax-exempt U.S. stockholder of the activities that we propose to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its stockholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. stockholder should not be subject to U.S. taxation solely as a result of the holder’s ownership of the Shares and receipt of dividends that we pay. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to portfolio investors in our stock. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.
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
SUMMARY OF RISK FACTORS
The following is a summary of the principal risk factors associated with an investment in us:
We are subject to risks relating to our business and structure which may make it more difficult for you to sell your shares of the Company or cause you to lose all or part of your investment:
•Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC, we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
•The Company’s focus on economic growth and job creation may result in the Company underperforming compared to broadly focused ESG funds or the market as a whole.
•The current state of CRA regulations is unsettled and may result in a failure of insured depository institution shareholders that are subject to regulatory examination for CRA compliance to obtain favorable regulatory consideration of their investment under the CRA.
•Our financial condition and results of operation depend on our ability to manage future growth effectively. We depend upon our Adviser and Administrator (each as defined below) for our success and upon their access to the investment professionals and partners of Lafayette Square and its affiliates. We depend on the Adviser’s key personnel in seeking to achieve our investment objectives.
•The Adviser may frequently be required to make investment analyses and decisions on an expedited basis in order to take advantage of investment opportunities, and our Adviser may not have knowledge of all circumstances that could impact an investment by the Company.

•Each of the Adviser and the Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations.
•There are significant potential conflicts of interest that could affect our investment returns.
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
•Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments. Conflicts related to other arrangements with the Adviser or its affiliates.
•Our ability to enter into transactions with our affiliates will be restricted.
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
•Our Shareholders may fail to fund their Capital Commitments when due.
•If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy.
•Failure to qualify as a BDC would decrease our operating flexibility.
•There may be uncertainty as to the value of our portfolio investments.
•Our Board may change our investment objective, operating policies, and strategies without prior notice or stockholder approval.

•Provisions of the Delaware General Corporation Law (“DGCL”) and of our Charter and Bylaws could deter takeover attempts and have an adverse effect on the price of shares of Common Stock.
•Each of the Adviser or the Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business, and results of operations.
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
•Risks relating to compliance with the AIFMD.
•We cannot guarantee our ability to obtain new or maintain existing SBIC licenses.
•We will be subject to risks associated with any SBA-guaranteed debentures.
•SBIC LP is licensed by the SBA and is subject to SBA regulations.
•Our ability to adhere to or meet our goals, including our 2030 Goals, and our ability to create and preserve jobs and stimulate the economy may be limited.
We are subject to risks relating to our investments, which could cause you to lose all or part of your investment in us:
•Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.
•Limitations of investment due diligence expose us to investment risk.
•We may invest in distressed or highly leveraged companies, which could be risky and may enter into bankruptcy proceedings, causing you to lose all or part of your investment.
•Our debt investments may be risky, and we could lose all or part of our investments.
•Defaults by our portfolio companies will harm our operating results.
•We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
•Our investments in private and middle market portfolio companies are risky.
•Subordinated liens on collateral securing debt investments that we make in our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of such collateral may not be sufficient to repay in full both the first priority creditors and us.
•The lack of liquidity in our investments may adversely affect our business.
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
•Our investments in portfolio companies may expose us to environmental risks.

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
•Our portfolio may initially lack geographic diversification across Target Regions.
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
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies, and such portfolio companies may not generate sufficient cash flow to service their debt obligations to us.
•The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner on our behalf than each would when acting for its own account.
•We may be subject to risks under hedging transactions.
•We may not realize gains from our equity investments.
•We may be subject to risks to the extent we provide managerial assistance to our portfolio companies.
•There can be no guarantee of our ability to coordinate with the human resources and personnel departments of our portfolio companies through our Worker Solutions services platform.
There are risks relating to your investment in our Common Stock:
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
•Investing in our Common Stock may involve an above-average degree of risk.
•Our stockholders may experience dilution in their ownership percentage.
•Our stockholders will experience dilution in their ownership percentage if they do not opt-in to our dividend reinvestment plan.
•Our stockholders may receive shares of our Common Stock as distributions, which could result in adverse tax consequences to them.
•We may, in the future, determine to issue preferred stock, which could adversely affect the value of shares of Common Stock.
•Shareholders will not have any redemption rights in respect of the Common Stock, and there is no meaningful liquidity risk to manage.
General risk factors

•Political, social and economic uncertainty, including uncertainty related to the COVID-19 pandemic, creates and exacerbates risks.
•The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty, which may have a material impact on the Company’s portfolio and the value of your investment in the Company.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•The impact of economic recessions or downturns may impair our portfolio companies and lead to defaults by our portfolio companies, which could harm our operating results.
•We are subject to risks associated with the current interest rate environment, and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•Changes in LIBOR, or its discontinuation, may adversely affect our business and results of operations.
•We may be the target of litigation.
•We may experience fluctuations in our quarterly operating results.
•New or modified laws or regulations governing our operations may adversely affect our business.
•Uncertainty resulting from the U.S. presidential election and the overall political climate could negatively impact our business, financial condition, and results of operations.
•We will incur significant costs as a result of being registered under the Exchange Act.
•Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act would adversely affect us and the value of shares of our Common Stock.
•Terrorist attacks, acts of war, natural disasters, outbreaks, or pandemics, such as the Coronavirus pandemic, may impact our portfolio companies and our Adviser and harm our business, operating results, and financial condition.
•A shareholder may be subject to filing requirements under the Exchange Act as a result of an investment in us.
•A shareholder may be subject to the short-swing profits rules under the Exchange Act as a result of an investment in us.
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
The Company’s focus on economic growth and job creation may result in the Company underperforming compared to broadly focused ESG funds or the market as a whole.
The Company intends to make investments that stimulate economic growth and create jobs in the United States; however, there is no guarantee that the Company's investments will have the intended results. This focus limits the types and number of investment opportunities available to the Company and, as a result, the Company may underperform compared to other funds that do not have this focus. The Company may base its determination to invest in certain portfolio companies on such companies’ alignment with Lafayette Square’s mission and values and, in doing so, the Company may forgo other investment opportunities that would have generated greater returns for the Company. Unlike socially responsible investment funds that invest broadly in companies with favorable environmental, social and corporate governance (“ESG”) characteristics, the Company is focused on benefiting society through economic growth and job creation. Accordingly, this focus may result in the Company investing in securities or industry sectors that underperform the market as a whole or underperform other funds that screen broadly for positive ESG characteristics.
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
Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-effective basis will depend on the Adviser’s structuring of the investment process, its ability to provide competent, attentive, and efficient services to us, and our access to financing on acceptable terms. The management team of the Adviser has substantial responsibilities under our Investment Advisory Agreement. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the Adviser. We caution you that the principals of our Adviser or Administrator will also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles which are managed by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.
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

The Adviser has the right to resign under the Investment Advisory Agreement at any time upon not less than 60 days’ written notice, and the Administrator has the right to resign under the Administration Agreement at any time upon not less than 60 days’ written notice, in each case whether we have found a replacement or not. An affiliate of the Adviser is the borrower under a credit facility and pledged its ownership interests in the Adviser as collateral for that facility. In the event of a default under such credit facility, the foreclosure of these ownership interests would cause a change of control of the Adviser, which would effect an automatic termination of the Investment Advisory Agreement. If the Adviser or Administrator resigns or the Investment Advisory Agreement is terminated, we may not be able to find a new investment adviser or administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our business, financial condition, results of operations and cash flows as well as our ability to pay distributions are likely to be adversely affected, and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Adviser or Administrator and their respective affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.
There are significant potential conflicts of interest that could affect our investment returns.
As a result of our arrangements with the Adviser and its affiliates and the Adviser’s Investment Committee, there may be times when the Adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.
Conflicts related to obligations that the Adviser’s Investment Committee, the Adviser or its affiliates have to other investment accounts and conflicts related to fees and expenses of such other investment accounts.
Lafayette Square and/or the Adviser are expected to provide investment advisory services for other Affiliated Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with the investment objectives of the Company and present conflicts of interest. In addition, Lafayette Square may also, from time to time, create new or successor Affiliated Investment Accounts that may compete with the Company and present similar conflicts of interest. See “Item 7. Certain Relationships and Related Transactions, and Director Independence.” In serving in these multiple capacities, Lafayette Square, including the Adviser, the Investment Committee, and the investment team, may have obligations to Other Clients, or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other investment funds, programs, accounts, and businesses advised by or affiliated with the Adviser. Certain Affiliated Investment Accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire or “originate,” a limitation that does not exist for certain other accounts.
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
The Adviser’s investment professionals are engaged in other investment activities on behalf of Other Clients.
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
The Adviser’s Investment Committee, the Adviser or its affiliates may possess material non-public information, limiting our investment discretion.
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
Conflicts related to other arrangements with the Adviser or its affiliates.
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
We may, however, invest alongside our Adviser’s and/or its affiliates’ Other Clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations, guidance, and exemptive relief orders. However, although the Adviser seeks to allocate investment opportunities fairly in the long-run, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time. We have applied for and received exemptive relief to co-invest with affiliates of our Adviser in privately negotiated transactions.
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
The business of identifying and structuring investments of the types contemplated by the Company is competitive and involves a high degree of uncertainty. The Company will be competing for investments with other investment funds, as well as more traditional lending institutions and private credit-focused competitors. Over the past several years, an increasing number of funds have been formed, with investment objectives similar to, or overlapping with, those of the Company (and many such existing funds have grown substantially in size). In addition, other firms and institutions are seeking to capitalize on the perceived opportunities with vehicles, funds, and other products that are expected to compete with the Company for investments. Other shareholders may make competing offers for investment opportunities that we identify. Even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of the Adviser. Some of our competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages over the Company. In addition, issuers may prefer to take advantage of favorable high-yield markets and issue subordinated debt in those markets, which could result in fewer credit investment opportunities for the Company. In addition to competition from other shareholders, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate. There may also be insufficient or inconsistent demand from middle market businesses for capital investment and managerial assistance. We can offer no assurance that the Company will be successful in obtaining suitable investments, or that if we make such investments, the objectives of the Company will be achieved.
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
Our interests in any subsidiary that enters into a credit facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
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

Our ability to sell investments held by any subsidiary that enters into a credit facility would be limited.
We expect that a credit facility would place significant restrictions on our ability, as servicer, to sell investments. As a result, there may be times or circumstances during which we would be unable to sell investments or take other actions that might be in our best interests.
Any inability to renew, extend, or replace a credit facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
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
The majority of our portfolio investments take the form of securities for which no market quotations are readily available. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined by our Adviser's Valuation Committee, including to reflect significant events affecting the value of our securities. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under ASC 820. This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
The valuation for each portfolio investment for which a market quote is not readily available will be reviewed by an independent valuation firm on a quarterly basis. Investments that have been completed within the past three months will be fair valued approximating cost unless there has been a material event. The types of factors that the Adviser may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities, including such factors as yield, maturity, and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time, and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.
The Adviser adjusts quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our shares) the valuation of our portfolio to reflect it’s determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
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
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of the Sarbanes-Oxley Act, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our operations, financial reporting, or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of shareholder confidence in us and the reliability of our consolidated financial statements. Confidence in the reliability of our consolidated financial statements could also suffer if our independent registered public accounting firm or we were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us.
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
Risks relating to compliance with the AIFMD.
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

We cannot guarantee our ability to obtain new or maintain existing SBIC licenses.

We cannot guarantee our ability of any of our subsidiaries (in existence now or which may be formed in the future) to obtain or maintain a SBIC license from the SBA and nor can we anticipate changes in regulatory policies with respect to SBICs.

We will be subject to risks associated with any SBA-guaranteed debentures.

In the future, we may issue, as permitted under SBA regulations and through our wholly-owned subsidiary, SBIC LP, and any future SBIC subsidiary, SBA-guaranteed debentures to generate cash for funding new investments. To issue SBA-guaranteed debentures, we may request commitments for debt capital from the SBA. SBIC LP is, and any future SBIC subsidiary may be, exposed to any losses on its portfolio of loans; however, such debentures are non-recourse to us. Receipt of an SBIC license does not assure that SBIC LP will receive SBA-guaranteed debenture funding, which is dependent upon SBIC LP continuing to be in compliance with SBA regulations and policies.

SBIC LP is licensed by the SBA and is subject to SBA regulations.

SBIC LP, our wholly-owned subsidiary, received a license to operate as a SBIC under the Investment Act and is subject to regulation and oversight regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements may cause SBIC LP to make investments at lower rates in order to qualify investments under the SBA regulations.

Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant regulations. If SBIC LP fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare any outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA could revoke or suspend SBIC LP’s license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Investment Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because SBIC LP is our wholly-owned subsidiary.

SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. Current SBA regulations limit the amount that any single SBIC may borrow to a maximum of $175.0 million, which is up to twice its regulatory capital, and a maximum of $350.0 million as part of a group of SBICs under common control; however, there is no guarantee that we will receive such amounts.

The SBA also limits an SBIC’s ability to invest idle funds to the following types of securities:
•direct obligations of, or obligations guaranteed as to principal and interest by, the U.S. government, which mature within 15 months from the date of the investment;
•repurchase agreements with federally insured institutions with a maturity of seven days or less (and the securities underlying the repurchase obligations must be direct obligations of or guaranteed by the federal government);
•mutual funds, securities or other instruments that exclusively consist of, or represent pooled assets of, investments described in the first and second bulleted paragraphs above;
•certificates of deposit with a maturity of one year or less, issued by a federally insured institution;
•a deposit account in a federally insured institution that is subject to a withdrawal restriction of one year or less;
•a checking account in a federally insured institution; or
•a reasonable petty cash fund.

Our ability to adhere to or meet our goals, including our 2030 Goals, and our ability to create and preserve jobs and stimulate the economy may be limited.

When setting our goals we sought guidance from outside regulatory frameworks, including the Investment Act, CRA, Incentive Act and the UN SDGs. We can offer no assurances that we will be able to adhere to or meet our goals, including our 2030 Goals, and nor can we guarantee that such goals will have their intended consequences. While the UN SDGs deeply resonate with our firm mission and we will strive to (1) increase employment opportunities, (2) provide significant managerial assistance to small and middle-market companies and (3) encourage economic growth in underserved communities, we can offer no assurances that our goals and actions in pursuits of these goals will have their intended effects.
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
We may make investments in or loans to companies that are not subject to public company reporting requirements, including requirements regarding the preparation of consolidated financial statements, and our portfolio companies may utilize divergent reporting standards that may make it difficult for the Adviser to accurately assess the prior performance of a portfolio company. We will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations. As a result, the evaluation of potential investments and our ability to perform due diligence on and effectively monitor investments may be impeded, and we may not realize the returns which we expect on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.
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
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined by our Adviser. As part of the valuation process, our Adviser may take into account the following types of factors, if relevant, in determining the fair value of our investments:
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
There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements, or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio investment or potential investments. President Biden has publicly endorsed greater environmental regulation which may impose significant compliance costs and complicate existing operations. In addition, state governments located in specific regions in which we invest may impose more stringent environmental regulations than other state governments. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio investments will not cause injury to the environment or to people under all circumstances or that the portfolio investments will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on an investment, and we can offer no assurance that the portfolio investments will at all times comply with all applicable environmental laws, regulations and permit requirements.
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

Our portfolio may initially lack geographic diversification across Target Regions.

While our goal is to invest at least 5% of our assets in each of our Target Regions over time, we anticipate that it could take time to invest substantially all of the capital we expect to raise in a geographically diverse manner due to general market conditions, the time necessary to identify, evaluate, structure, negotiate and close suitable in-vestments in private middle market companies, and the potential for allocations to other affiliated investment vehicles which focus their investments on a specific region. As a result, at any point in time, we may invest a disproportionate amount in certain regions, and there can be no assurance that we will achieve geographic diversification across all ten regions.
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
We may be subject to risks to the extent we provide substantial managerial assistance to our portfolio companies.
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

There can be no guarantee of our ability to coordinate with the human resources and personnel departments of our portfolio companies through our Worker Solutions services platform.

There can be no guarantee of our ability to coordinate with the human resources and personnel departments of our portfolio companies through our Worker Solutions services platform and nor can we guarantee our ability to properly or effectively analyze health insurance and retirement benefits participation and recommend ways to improve employee uptake. We can offer no assurances that services provided through our Worker Solutions services platform will have their intended effect or that they will be widely utilized by the employees of our portfolio companies.
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

Outbreaks such as the severe acute respiratory syndrome, avian influenza, H1N1/09, and, most recently, the coronavirus (COVID-19), or other similarly infectious diseases may have material adverse impacts on the Company, the Adviser, their respective affiliates and portfolio companies. Actual pandemics, or fear of pandemics, can trigger market disruptions or economic turn-downs with the consequences described above. The Adviser cannot predict the likelihood of disease outbreaks occurring in the future nor how such outbreaks may affect the Company’s investments.

The outbreak of disease epidemics may result in the closure of the Adviser’s and/or a portfolio company’s offices or other businesses, including office buildings, retail stores and other commercial venues and could also result in (a) the lack of availability or price volatility of raw materials or component parts necessary to a portfolio company’s business which may adversely affect the ability of a portfolio company to perform its obligations, (b) disruption of regional or global trade markets and/or the availability of capital, (c) the availability of leverage, including an inability to obtain indebtedness at all or to the Company’s desired degree, and less favorable timing of repayment and other terms with respect to such leverage, (d) trade or travel restrictions which impact a portfolio company’s business and/or (e) a general economic decline and have an adverse impact on the Company’s value, the Company’s investments, or the Company’s ability to make new investments. If a future pandemic occurs (including a recurrence of COVID-19) during a period when the Company expects to be harvesting its investments, the Company may not achieve its investment objective or may not be able to realize its investments within the Company’s term.
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
The United States is currently experiencing an inflationary environment, and certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.
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
Uncertainty resulting from the overall political climate could negatively impact our business, financial condition, and results of operations.
The recent political climate has created uncertainty with respect to legal, tax, and regulatory regimes in which the Company and its portfolio entities, as well as the Adviser, the Administrator, Lafayette Square, and their affiliates operate. President Biden and the Democratic Party have endorsed substantial tax increases for corporations and individuals and advocated for significant new regulation of the financial services industry. Any significant changes in economic or tax policy and/or government programs, as well as any future such changes, could have a material adverse impact on the Company and on its investments.
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
Terrorist acts, acts of war, natural disasters, disease outbreaks, pandemics, or other similar events may disrupt our operations, as well as the operations of our portfolio companies and our Adviser. Such acts have created, and continue to create, economic and political uncertainties and have contributed to recent global economic instability. For example, the conflict between Russia and Ukraine and resulting market volatility, could adversely affect our business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our common shares and/or debt securities to decline. In addition, many countries have experienced outbreaks of infectious illnesses in recent decades, including swine flu, avian influenza, SARS, and COVID-19. In addition, future terrorist activities, military or security operations, natural disasters, disease outbreaks, pandemics, or other similar events could weaken the domestic/global economies and create additional uncertainties, which may negatively impact our portfolio companies and, in turn, could have a material adverse impact on our business, operating results and financial condition.
A shareholder may be subject to filing requirements under the Exchange Act as a result of an investment in us.
Because our Common Stock is registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Stock must be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC and includes having voting or investment power over the securities. Although we will provide in our quarterly consolidated financial statements the amount of outstanding stock and the amount of the shareholder’s stock, the responsibility for determining the filing obligation and preparing the filing remains with the shareholder. In addition, owners of 10% or more of our Common Stock are subject to reporting obligations under Section 16(a) of the Exchange Act.
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
Holders
Please see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ” for disclosure regarding the holders of shares of our Common Stock.
Distribution Policy
To the extent that we have income available, we intend to make quarterly distributions to our stockholders. We intend to elect to be taxed as a RIC under Subchapter M of the Code commencing from our taxable year ending December 31, 2023 (or as soon thereafter as is reasonably practical) and for future taxable years. To obtain and maintain our RIC tax status, we intend to distribute at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our stockholders in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See Item 1. Business — “Certain U.S. Federal Income Tax Considerations.”
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
No action will be required on the part of a stockholder to have its Distributions reinvested in Shares. A registered stockholder will be able to elect to receive an entire Distribution in cash by notifying SS&C Global Investor & Distribution Solutions, Inc., the DRIP administrator (the “Plan Administrator”), in writing, so that notice is received by the Plan Administrator no later than 10 days prior to the record date for a Distribution. Those stockholders whose shares are held by a broker or other financial intermediary may be able to receive Distributions in cash by notifying their broker or other financial intermediary of their election. Administrator will set up an account for shares acquired through the DRIP for each stockholder who has not elected to receive Distributions in cash.

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
Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2022 were reported in our current reports on Form 8-K filed with the SEC.
ITEM 6. SELECTED FINANCIAL DATA
Reserved.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” means Lafayette Square USA, Inc., unless otherwise specified. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this report.
Business Overview

The Company is an externally managed, non-diversified, closed-end investment company focused on lending to middle market businesses while offering them significant managerial assistance, with the goal of creating and preserving jobs and stimulating economic growth across the United States. The Company believes that demand for capital investment and managerial assistance is particularly acute among middle market companies headquartered in overlooked places, given that public business development companies primarily focus on businesses located in high income places. We believe inflationary pressures and the increasing employee benefits gap exacerbate this demand, enabling us to utilize our investment approach to select favorable risk-adjusted return opportunities.

Our investment objective is to generate favorable risk-adjusted returns, including current income and capital appreciation, principally from directly originated investments in middle market businesses that are primarily domiciled, headquartered and/or have a significant operating presence in the United States. We define middle market businesses as companies having annual revenues between $10 million and $1 billion and annual EBITDA of between $10 million and $100 million, although we may invest in larger or smaller companies. We expect to invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock, and warrants.

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
The Company invests in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in each of the Target Regions, with a goal to invest at least 5% of its assets in each region over time. However, the Company anticipates that it could take time to invest substantially all of the capital it expects to raise in a geographically diverse manner due to general market conditions, the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies, and the potential for allocations to other affiliated investment vehicles which focus their investments on a specific region. As a result, at any point in time, we may invest a disproportionate amount in certain regions, and there can be no assurance that we will achieve geographic diversification across all ten regions.
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
• Plains Region: Iowa, Kansas, Missouri, Montana, Nebraska, North Dakota, South Dakota and Wyoming
• Southeast Region: Alabama, Georgia, Florida and Puerto Rico
We were formed as a Delaware limited liability company on February 19, 2021. Prior to the Effective Date, we elected to be regulated as a BDC under the 1940 Act. For U.S. federal income tax purposes, we were taxed as a corporation for the period from February 19, 2021 (date of inception) through December 31, 2022 and for future tax years until we qualify to be taxed as a RIC. We intend to be treated, and continue to qualify annually, as a RIC under Subchapter M of the Code, beginning with the taxable year in which we qualify for such treatment. No assurance can be provided that we will qualify as a RIC for any taxable year. Prior to the Effective Date and to our election to be regulated as a BDC, we completed a conversion under which Lafayette Square USA, Inc. (then known as Lafayette Square Empire BDC, Inc.) succeeded to the business of Lafayette Square Empire BDC, LLC, and the sole member of Lafayette Square Empire BDC, LLC became the stockholder of Lafayette Square Empire BDC, Inc. On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire BDC, Inc.” to “Lafayette Square USA, Inc.,” effective May 16, 2022. As a BDC, we must comply with certain regulatory requirements. When we qualify as an RIC there will be additional regulatory requirements we must comply with as well. See “Item 1. Business — Regulation as a Business Development Company” and “Item1. Business — Certain U.S. Federal Income Tax Considerations.”
We are managed by our Adviser, a Delaware limited liability company and an affiliate of Lafayette Square. The Adviser is a limited liability company that is registered as an investment adviser under the Advisers Act. The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

We generally expect to hold our investments until maturity or until such investments are refinanced by the portfolio company. From time to time, we may invest in loans with other lenders, or “club loans,” and may serve as agent in connection with any such loans. In our capacity as agent, we act as the servicer of the loan. We may also participate in loans in the broadly syndicated loan market. Our debt investments in our portfolio companies typically have principal amounts of up to $50 million, bear interest at floating rates of interest tied to a widely available risk-free rate such as the U.S. Prime Rate or SOFR, and generally are not guaranteed by the federal government or otherwise. The debt instruments in which we invest are typically not rated by any rating agency, but we believe that if they were, they would be rated below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services). Under the guidelines established by these rating agencies, such ratings are an indication of such debt instruments having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”

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
The outbreak of COVID-19 may have a material adverse impact on our financial condition, liquidity, results of operations and net asset value ("NAV"), among other factors. While recovery from the economic effects of COVID-19 has continued to progress, the possibility exists that our portfolio companies could encounter new or worsening business disruptions that may reduce, over time, the amount of interest and dividend income that we received and may require us to contribute additional capital to such portfolio companies. The global economy remains vulnerable to the risk that new variants of COVID-19 could emerge, and we continue to closely monitor our exposures to industries that would be most negatively impacted if the COVID-19 pandemic were to intensify. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our investments. The full impact of COVID-19 will depend on future developments, including the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of the global economic slowdown. COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present uncertainty and risk with respect to our performance, financial condition, results of operations and ability to pay distributions.
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
Expenses
We expect our primary annual operating expenses to include advisory fees and the reimbursement of expenses under our investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 (the “Investment Advisory Agreement”) and our Administration Agreement, respectively. We also bear other expenses, which include:
•our initial organization costs and operating costs incurred prior to the filing of our election to be regulated as a BDC (in connection with our formation and the initial closing of the private offering of shares of our Common Stock);
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
•costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of compliance with Sarbanes-Oxley Act, and attestation and costs of filing reports or other documents with the SEC (or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
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
and other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and their respective staffs, and reimbursing third-party expenses incurred by the Administrator in carrying out its administrative services including providing assistance in accounting, legal, compliance, operations, technology, internal audit, investor relations, and loan agency services (including any internal and third party service providers and/or software solutions related to the foregoing), and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase proportionally when our asset value declines.
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
Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the year ended December 31, 2022. There were no investments as of December 31, 2021. (information presented herein is at amortized cost unless otherwise indicated):

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Total Investments, beginning of period	$—	$—
New investments purchased	97,547	—
Net accretion of discount on investments	102	—
Net realized gains (losses) on investments	(111)	—
Investments sold or repaid	(12,993)	—
Total Investments, end of period	$84,545	$—

Portfolio companies, at beginning of period	—	—
Number of new portfolio companies	5	—
Portfolio companies, at end of period	$5	$—
As of December 31, 2022, the Company’s investments consisted of the following:

	December 31, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$78,221	92.5%	$78,156	92.7%
Equity	4,631	5.5%	4,631	5.5%
Subordinated debt	1,693	2.0%	1,556	1.8%
Warrants	—	—%	—	—%
Total	$84,545	100.0%	$84,343	100.0%
The table below describes investments by industry composition based on fair value as of December 31, 2022:

	December 31, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$39,024	46.2%	$38,647	45.8%
Media	25,509	30.2%	25,684	30.5%
Construction & Engineering	20,012	23.6%	20,012	23.7%
Total	$84,545	100.0%	$84,343	100.0%
The weighted average yields at amortized cost and fair value of our portfolio as of December 31, 2022 were as follows:

	December 31, 2022
Weighted Average Yield(1)	Amortized Cost	Fair Value
First Lien Senior Secured Debt (2)	13.1%	13.1%
Subordinated debt	14.0%	15.3%
Total Portfolio	13.1%	13.2%
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

December 31, 2022
Number of portfolio companies	5
Percentage of performing debt bearing a floating rate (1)	98.0%
Percentage of performing debt bearing a fixed rate (1) (2)	2.0%
Weighted average spread over reference rate of all accruing floating rate investments	8.0%
Weighted average leverage (net debt/EBITDA) (3)	2.8x
Weighted average interest coverage (3)	2.8x
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
•attendance at and participation in board meetings and lender calls; and
•review of monthly, quarterly and annual audited financial statements and financial projections of portfolio companies.

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

Investment Rating	Description
1	Involves the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since the time of origination or acquisition are generally favorable which may include the performance of the portfolio company or a potential exit.
2	Involves an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2.
3	Involves a borrower performing below expectations and indicates that the loan’s risk has increased since origination or acquisition. The borrower could be out of compliance with debt covenants; however loan payments are generally not past due.
4	Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due)
5	Involves a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.
The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of December 31, 2022:

Investment Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	84,343	100.0%
3	—	—
4	—	—
5	—	—
Total	$84,343	100.0%

Results of Operations
The following table represents the operating results for the year ended December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Total investment income	$3,496	$—
Net expenses	3,659	515
Net investment income (loss)	(163)	(515)
Net realized gains (losses) on investments	(111)	—
Net change in unrealized gains (losses)	(202)	—
Net increase (decrease) in net assets resulting from operations	$(476)	$(515)
Investment Income
The composition of the Company’s investment income was as follows:

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Investment income
Interest income	$3,362	$—
Fee income	134	—
Total investment income	$3,496	$—
The increase in total investment income from $0 for the period from February 19, 2021 (date of inception) to December 31, 2021 to $3,496 for the year ended December 31, 2022 was primarily driven by our deployment of capital and invested balance of investments.
Expenses
Expenses for the year ended December 31, 2022, consisted of $22, in initial organizational costs for which we are required to reimburse Lafayette Square upon the commencement of our operations in accordance with the Administration Agreement. As of December 31, 2022 and December 31, 2021, the Adviser has incurred $309 (since inception) and $271, respectively of offering costs, that it expects to be reimbursable by the Company.
The composition of the Company’s expenses was as follows for the year ended December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
General and administrative expenses	$1,373	$232
Interest and financing expenses	750	—
Professional fees	647	117
Administrative services fee	708	—
Management fee	277	—
Directors' fees	176	25
Offering expenses	158	—
Organizational costs	22	141
Total expenses before expense support reimbursement	4,111	515
Expense support reimbursement	(452)	—
Total expenses, net of expense support reimbursement	$3,659	$515

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
We define a “Liquidity Event” as any of: (1) a quotation or listing of our common stock on a national securities exchange, including an initial public offering or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of our capital stock or assets to, or another liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. Potential acquirers could include entities that are not BDCs that are advised by the Adviser or its affiliates.
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

For the year ended December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021, the Company incurred Management Fees of $277 and $0, respectively. As of December 31, 2022 and December 31, 2021, there was $167 and $0 Management Fee payable to the Adviser, respectively.
Incentive Fee
The Company also pays the Adviser an incentive fee consisting of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”), and (ii) the capital gains component of the incentive fee (the “Capital Gains Fee”). For more information regarding the Income-Based Fee and the Capital Gains Fee, see Note 6 - Related Party Agreements and Transactions.
For the year ended December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021, there was no Income-Based or Capital Gains Fee incurred.
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
For the year ended December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of December 31, 2022 and December 31, 2021, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) through December 31, 2021, the Administrator incurred $708 and $0, respectively, in fees under the Administrative Agreement, which are included in administrative service fee in the accompanying Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, $550 and $0 was unpaid and included in Administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities.
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

Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by us in the future. As of December 31, 2022 and December 31, 2021, we did not have an obligation to repay Expense Payments to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities.
Capital Resources and Borrowings
As of December 31, 2022, we have received signed Subscription Agreements totaling approximately $285.8 million. However, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $146.5 million. Subsequent to quarter end, we closed on additional capital commitments, bringing the total amount of closed capital commitments to $170.2 million. We will continue to hold additional closings subsequent to the Initial Closing.
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
Subscription Facility
On February 2, 2022, we entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022 and December 21, 2022 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allows us to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base based upon unused capital commitments made by investors in us. The amount of permissible borrowings under the Subscription Facility may be increased to up to $1 billion with the consent of the lenders. The Subscription Facility matures on February 2, 2024 and bears interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 1.80% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) through December 31, 2021:

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Interest expense	494	—
Non-usage fee (1)	41	—
Amortization of financing costs	215	—
Weighted average stated interest rate	5.08%	—%
Weighted average outstanding balance (2)	$19,091	$—
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2)    Our initial borrowing occurred on June 29, 2022.

	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$31,500	$6,900
Total	$38,400	$31,500	$6,900
Revolving Facility
While we do not currently have a revolving credit facility, we may, in future, enter into a revolving credit facility with various lenders (a “Revolving Facility”) to complement the Subscription Facility. Proceeds of the Revolving Facility may be used for general corporate purposes, including the funding of portfolio investments. While we cannot provide any assurances regarding the terms of any Revolving Facility we may enter into, we expect a Revolving Facility to provide for a three-year revolving period and have a maturity date of up to five years from the closing date of the Revolving Facility (which could be extended in connection with an extension of the revolving period). Subject to certain exceptions, a Revolving Facility would be expected to be secured by a first lien security interest in substantially the entire portfolio of investments held by us. A Revolving Facility is expected to include customary covenants, including certain financial covenants related to asset coverage, net worth and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. The maximum principal amount available under a Revolving Facility is expected to be based on certain advance rates multiplied by the value of our portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that we may incur in accordance with the terms of the Revolving Facility.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2022 and December 31, 2021, we were not party to any off-balance sheet arrangements.
Recent Developments
On January 25, 2023, the Company invested in a senior secured first lien term loan in Aetius Holdings, LLC, with a term loan funded commitment of $3,500, bearing an interest rate of adjusted S + 7.00%, maturing on January 25, 2024.

On January 31, 2023, the Company invested in a senior secured first lien term loan in TCFIII Owl Buyer LLC, with a term loan funded commitment of $8,000, bearing an interest rate of adjusted S + 5.50%, maturing on April 19, 2026.
Critical Accounting Policies
This discussion of our expected operating plans is based upon our expected consolidated financial statements, which will be prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these consolidated financial statements will require our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, we will describe our critical accounting policies in the notes to our future consolidated financial statements.
Income Taxes
For the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) through December 31, 2021, the Company was subject to tax as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the year ended December 31, 2022 and for the period ended December 31, 2021. The Company expects to elect to be subject to tax as a RIC for its taxable year ending December 31, 2023 (or as soon thereafter as is reasonably practicable), and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election for any taxable year. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company would also have to distribute earnings and profits accumulated during the period it was taxed as a regular corporation. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders
Depending on the level of taxable income earned in a tax year, a RIC may determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. A RIC may then be required to incur a 4% excise tax on such income. To the extent that the RIC determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the RIC accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions as of and through December 31, 2022 and December 31, 2021.
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
The Company has adopted a DRIP that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s Common Stock, rather than receiving the cash distribution.

Shares issued under the DRIP will be issued at a price per share equal to the most recent NAV per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the 1940 Act).
Valuation of Portfolio Investments:
Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Company utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available are valued quarterly at fair value as determined by the Advisor.
The valuation process is a multi-step endeavor, which includes, among other procedures, the following:
•the quarterly valuation process commences with each portfolio company or investment being initially evaluated by the investment professionals of the Advisor responsible for the monitoring of the portfolio investment;
•the Advisor’s Valuation Committee reviews the valuations provided by the independent third-party valuation firm and develops a valuation recommendation;
•the Adviser's Valuation Committee reviews each valuation recommendation to confirm they have been calculated in accordance with our valuation policy and compares such valuations to the independent valuation firms' valuation ranges to ensure the Adviser's valuations are reasonable;
•the Adviser's Valuation Committee then determines fair value marks for each of our our portfolio investments; and
•the Board and Audit Committee periodically reviews the valuation process and provides oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of December 31, 2022, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2022 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of December 31, 2022, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2022, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	December 31, 2022
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$2,369	$(945)	$1,424
Up 200 basis points	$1,579	$(630)	$949
Up 100 basis points	$790	$(315)	$475
Down 100 basis points	$(790)	$315	$(475)
Down 200 basis points	$(1,579)	$630	$(949)
Down 300 basis points	$(2,369)	$945	$(1,424)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	106
Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2022 and December 31, 2021	107
Consolidated Statements of Operations for the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021	108
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021	109
Consolidated Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021	110
Consolidated Schedules of Investments as of December 31, 2022 and December 31, 2021	111
Notes to Consolidated Financial Statements	113

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lafayette Square USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Lafayette Square USA, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2022, by correspondence directly with designees of the portfolio companies. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2021.

New York, NY
March 21, 2023

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	December 31, 2022	December 31, 2021

Assets
Investments, at fair value:
Non-controlled/non-affiliate investments at fair value (amortized cost of $63,838)	$63,636	$—
Non-controlled/affiliate investments at fair value (amortized cost of $20,707)	20,707	—
Cash and cash equivalents	20,687	8
Deferred financing costs	306	50
Deferred offering costs	151	271
Interest receivable	90	—
Due from affiliate	—	1
Total assets	$105,577	$330

Liabilities
Secured borrowings (see Note 5)	$31,500	$—
Accounts payable and accrued expenses	1,135	339
Due to affiliate	120	495
Administrative services fee payable (see Note 6)	550	—
Interest and financing payable	323	—
Management fee payable (see Note 6)	167	—
Total liabilities	33,795	834
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 4,916,554 and 700 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively)*	5	—
Paid-in capital in excess of par	72,610	11
Distributable earnings (losses)	(833)	(515)
Total net assets	71,782	(504)
Total liabilities and net assets	$105,577	$330

Net asset value per common share	$14.60	$(720.91)
* Less than $1 as of December 31, 2021.
Certain prior period amounts have been reclassified to conform to current period presentation
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021

Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$2,816	$—
Fee income	80	—
Interest income from non-controlled/affiliated investments:
Cash	546	—
Fee income	54	—
Total investment income	3,496	—

Expenses:
General and administrative expenses	$1,373	$232
Interest and financing expenses (see Note 5)	750	—
Professional fees	647	117
Administrative services fee (see Note 6)	708	—
Management fee (see Note 6)	277	—
Directors' fees	176	25
Offering expenses	158	—
Organizational costs (See Note 2)	22	141
Total expenses, before expense support reimbursement	4,111	515
Expense support reimbursement (see Note 6)	(452)	—
Total expenses, net of expense support reimbursement	3,659	515
Net investment income (loss)	(163)	(515)

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments:
Net realized gains (losses) on investments in non-controlled/non-affiliated investments	(111)	—
Total net realized gains (losses) on investments	(111)	—
Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	(202)	—
Total net change in unrealized gains (losses) on investments	(202)	—
Total net realized and unrealized gains (losses) on investment transactions	(313)	—
Net increase (decrease) in net assets resulting from operations	$(476)	$(515)
Weighted average common shares outstanding	1,481,583	700
Net investment income (loss) per common share (basic and diluted)	(0.11)	(735.91)
Earnings (loss) per common share (basic and diluted)	(0.32)	(735.91)
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at February 19, 2021 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock	700	—	11	—	11
Net increase (decrease) in net assets resulting from operations:					—
Net investment income (loss)	—	—	—	(515)	(515)
Net change in unrealized gain (losses)	—	—	—	—	—
Total increase (decrease) for the period ended December 31, 2021	700	—	11	(515)	(504)
Balance, December 31, 2021	700	$—	$11	$(515)	$(504)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2021	700	$—	$11	$(515)	$(504)
Issuance of common stock	4,915,854	5	72,757	—	72,762
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(163)	(163)
Net realized gain (loss)	—	—	—	(111)	(111)
Net change in unrealized gain (losses)	—	—	—	(202)	(202)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(158)	158	—
Total increase (decrease) for the year ended December 31, 2022	4,915,854	5	72,599	(318)	72,286
Balance, December 31, 2022	4,916,554	$5	$72,610	$(833)	$71,782
* Less than $1 as of December 31, 2021.

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(476)	$(515)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	111	—
Net change in unrealized (gain) loss on investments	202	—
Purchases of investments	(97,547)	—
Net accretion of discount on investments	(102)	—
Proceeds from sales and repayments of investments	12,993	—
Amortization of deferred financing costs	215	(50)
Changes in operating assets and liabilities:
Interest receivable	(90)	—
Due from affiliate	1	(1)
Deferred offering costs	120	(271)
Accounts payable and accrued expenses	796	339
Due to affiliate	(375)	495
Interest and financing payable	323	—
Management fee payable	167	—
Administrative services fee payable	550	—
Net cash provided by (used in) operating activities	(83,112)	(3)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	72,762	11
Proceeds from credit facility	51,500	—
Repayments of credit facility	(20,000)	—
Deferred financing costs	(471)	—
Net cash provided by (used in) financing activities	103,791	11

Net increase (decrease) in cash and cash equivalents	20,679	8
Cash and cash equivalents at beginning of period	8	—
Cash and cash equivalents at end of period	$20,687	$8

Supplemental information:
Interest expense paid	$182	$—
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2022

Company (1)(2)(3)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)(8)	First lien senior secured loan	L+7.50%	12.23%	12/18/2026	3,209	$3,158	$3,160	4.4%
							3,158	3,160	4.4%

ZWR Holdings, Inc.	(6)(7)(8)(9)	First lien senior secured loan	L+6.45%	11.13%	5/15/2026	3,442	3,422	3,334	4.6%
ZWR Holdings, Inc.	(6)(7)(8)	First lien senior secured loan	L+6.45%	11.18%	5/15/2026	10,105	10,044	9,890	13.8%
ZWR Holdings, Inc.	(6)	Subordinated debt	14.00% (Inc. 10.00% PIK)	14.00%	2/16/2027	1,694	1,693	1,556	2.2%
ZWR Holdings, Inc.	(6)	Warrants				24,953	—	—	—%
							15,159	14,780	20.6%
							18,317	17,940	25.0%
Construction & Engineering
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+7.50%	12.34%	12/17/2027	20,250	20,049	20,049	27.9%
Synergi, LLC	(6)(7)(8)(9)	First lien senior secured loan	S+7.50%	12.34%	12/17/2027	—	(37)	(37)	(0.1)%
							20,012	20,012	27.9%
Media
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+8.45%	12.86%	12/3/2026	4,234	4,191	4,234	5.9%
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+8.45%	13.18%	12/3/2026	21,450	21,318	21,450	29.9%
							25,509	25,684	35.8%
Total non-controlled/non-affiliated investments							63,838	63,636	88.7%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(8)	First lien senior secured loan	S+9.50%	14.34%	10/07/2027	16,272	16,112	16,112	22.4%
GK9 Global Companies, LLC	(6)(7)(8)(9)	First lien senior secured loan	S+9.50%	14.34%	10/07/2027	—	(36)	(36)	(0.1)%
GK9 Global Companies, LLC	(6)	Equity				4,750,000	4,631	4,631	6.5%
							20,707	20,707	28.8%
Total non-controlled/affiliated investments							20,707	20,707	28.8%

Total Portfolio Investments							$84,545	$84,343	117.5%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2022 (continued)

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $71,782 as of December 31, 2022.
(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement".
(7)	Loan includes interest rate floor feature.
(8)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London InterBank Offered Rate ("LIBOR" or “L”), the Secured Overnight Financing Rate ("SOFR" or "S") including SOFR adjustment, if any, or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for our variable rate loans were the 90-day LIBOR at 4.77% and SOFR at 4.30%.

(9)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2022:

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ZWR Holdings, Inc.	0.50%	Delayed Draw Term Loan	5/15/2026	$1,682	$(36)
GK9 Global Companies, LLC	0.50%	Delayed Draw Term Loan	10/07/2027	7,563	(36)
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	(37)
				$12,995	$(109)

(10)				Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company’s non-controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31,2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31,2022	Investment Income
GK9 Global Companies, LLC	$—	$20,707	$—	$—	$20,707	$600
Total non-controlled/affiliated investments	$—	$20,707	$—	$—	$20,707	$600

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Notes to Consolidated Financial Statements
December 31, 2022
(dollar amounts in thousands, except per share data or otherwise noted)

Note 1. Organization
Lafayette Square USA, Inc. (the “Company,” which term refers to either Lafayette Square USA, Inc. or Lafayette Square USA, Inc. together with its consolidated subsidiaries, as the context may require) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire BDC, Inc.” to “Lafayette Square USA, Inc.,” effective May 16, 2022. The Company intends to elect to be treated for U.S. federal income tax purposes as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), for the first taxable year the Company qualifies for such treatment, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.
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

Lafayette Square USA, Inc.
Notes to Consolidated Financial Statements
December 31, 2022
(dollar amounts in thousands, except per share data or otherwise noted)

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
The Company has formed a wholly owned subsidiary, LS BDC Holdings, LLC, a Delaware limited liability company, to hold certain equity or equity-like investments in portfolio companies. Additionally, the Company has formed a wholly-owned subsidiary, Lafayette Square SBIC, LP, a small business investment company licensed by the U.S. Small Business Association (the "SBA"), to invest in small businesses. The Company consolidates its wholly-owned subsidiaries in these consolidated financing statements from the date of each subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.

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
Use of estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2022 and December 31, 2021, the Company held $20,687 and $8 in cash and cash equivalents, respectively. Of the total cash balance, $20,682 and $0 were held in an interest bearing account with U.S. Bank National Association as of December 31, 2022 and December 31, 2021. For the year ended December 31, 2022 the Company earned $47 in interest on cash balances and the balance is included under Interest income in Consolidated Statements of Operations. No interest was earned on cash balances for the period ended December 31, 2021.
Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it to do business legally. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of the common stock of the Company.
The Company’s initial organizational costs incurred were expensed and initial offering costs are being amortized over one year.
The Company may incur organization and offering expenses of up to $1 million in connection with the formation of the Company and the offering of shares of its common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. The Company will reimburse the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of December 31, 2022 and December 31, 2021, the Company has incurred $309 (since inception) and $271, respectively of offering costs.
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
Income taxes
Since its formation and until the first year it qualifies for treatment as a RIC, the Company is subject to tax as a corporation, and, as a result, the Company is subject to corporate income tax (currently at a federal rate of 21% but subject to legislative change) to the extent the Company recognizes taxable income. For the year ended December 31, 2022, it is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation for such period and consequently, no such taxes were accrued for the year ended December 31, 2022. The Company intends to elect to taxed as a RIC for the first year the Company qualifies for such treatment, and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company would intend to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. The Company may be subject to regular federal and state corporate income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that the Company elects to recognize upon RIC election or when recognized over the next five taxable years.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through December 31, 2022.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 at any time after March 12, 2020 but no later than December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December, 2022, the FASB issued a new Accounting Standards Update ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” that extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The Company is currently evaluating the impact of adoption of ASU 2020-04, 2021-01 and 2022-06 on its consolidated financial statements. The company does not expect this guidance to impact consolidated financial statements and disclosures.

Note 3. Investments
The following table shows the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2022. There were no investments as of December 31, 2021.

	December 31, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$78,221	92.5%	$78,156	92.7%
Equity	4,631	5.5%	4,631	5.5%
Subordinated debt	1,693	2.0%	1,556	1.8%
Warrants	—	—%	—	—%
Total	$84,545	100.0%	$84,343	100.0%
The following table shows the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2022. There were no investments as of December 31, 2021. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2022
	Amortized Cost		Fair Value
Mid-Atlantic	$35,171	41.6%	$34,792	41.3%
Gulf Coast	28,667	33.9%	28,844	34.1%
Southeast	20,707	24.5%	20,707	24.6%
Total	$84,545	100.0%	$84,343	100.0%
The following table shows the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2022. There were no investments as of December 31, 2021.

	December 31, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$39,024	46.2%	$38,647	45.8%
Media	25,509	30.2%	25,684	30.5%
Construction & Engineering	20,012	23.6%	20,012	23.7%
Total	$84,545	100.0%	$84,343	100.0%
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

The consolidated financial statements include portfolio investments at fair value of $84,343 as of December 31, 2022. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of December 31, 2022.
The following table presents fair value measurements of investments, by major class according to the fair value hierarchy as of December 31, 2022. There were no investments as of December 31, 2021.

	Fair Value Measurements
December 31, 2022	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$78,156	$78,156
Subordinated Debt	—	—	1,556	1,556
Equity	—	—	4,631	4,631
Warrants	—	—	—	—
Total Investments	$—	$—	$84,343	$84,343
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the year ended December 31, 2022:

	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Warrants	Total Investments
Balance as of December 31, 2021	$—	$—	$—	$—	$—
Purchases of investments and other adjustments to cost	91,223	1,693	4,631	—	97,547
Proceeds from sales and repayments of investments	(12,993)	—	—	—	(12,993)
Net realized gain (loss)	(111)	—	—	—	(111)
Net accretion of discount on investments	102				102
Net change in unrealized gain (loss) on investments	(65)	(137)	—	—	(202)
Balance as of December 31, 2022	$78,156	$1,556	$4,631	$—	$84,343
For the year ended December 31, 2022 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on December 31, 2022 was $(202) as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2022.
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
The table below summarizes the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2022. There were no investments as of December 31, 2021.

					Range
	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$78,156	Discounted Cash Flow	Discount Rate	12.8%	10.9%	14.7%
Subordinated Debt	1,556	Discounted Cash Flow	Discount Rate	16.3%	16.0%	16.5%
Equity	4,631	Comparable Multiples	EV/EBITDA	8.0x	8.0x	8.0x
Warrants	—	Comparable Multiples	EV/EBITDA	8.75x	8.5x	9.0x
Total Level 3 Assets	$84,343
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
Credit Facilities
Subscription Facility
On February 2, 2022, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022 and December 21, 2022 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allows the Company to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base based upon unused capital commitments made by investors in the Company. The amount of permissible borrowings under the Subscription Facility may be increased to up to $1 billion with the consent of the lenders. The Subscription Facility matures on February 2, 2024 and bears interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 1.80% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate,

(b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
As of December 31, 2022, the Company had $31.5 million in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Interest expense	494	—
Non-usage fee (1)	41	—
Amortization of financing costs	215	—
Weighted average stated interest rate	5.08%	—%
Weighted average outstanding balance (2)	$19,091	—
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2)    The Company's initial borrowing occurred on June 29, 2022.

	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$31,500	$6,900
Total	$38,400	$31,500	$6,900

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
We define a “Liquidity Event” as the earliest to occur of: (1) a quotation or listing of our common stock on a national securities exchange, including an initial public offering or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of our capital stock or assets to, or another liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. Potential acquirers could include entities that are not BDCs that are advised by the Adviser or its affiliates.
For the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021, the Company incurred Management Fee expense of $277 and $0, respectively. As of December 31, 2022, $167 remained payable, and as of December 31, 2021, no Management Fee was payable.
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
For the year ended December 31, 2022 and for the period from February 19, 2021 (Date of Inception) through December 31, 2021, there was no Income-Based Fee payable.
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
For the year ended December 31, 2022 and for the period from February 19, 2021 (Date of Inception) through December 31, 2021, there was no Capital Gains Fee incurred.
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
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses. This includes an allocable portion of expenses incurred by our Administrator in performing its obligations under the Administration Agreement and our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer and their respective staffs. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator may enter into. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion. As of December 31, 2022, the Company reimbursed $158 for Administration expenses.
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
For the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021, the Administrator incurred $708 and $0, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2022 and December 31, 2021, $550 and $0 was unpaid and included in Administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee were charged to the Company prior to the Company’s commencement of operations.
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
Due to Affiliates
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of December 31, 2022, and

December 31, 2021, $120 and $495, is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses, that were paid by the Administrator on behalf of the Company.
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

Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by the Company in the future (in such cases, such Expense Payment becomes a Reimbursement Payment). As of December 31, 2022, and December 31, 2021, the Company did not have an obligation to repay Expense Payments to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities.
Note 7. Commitments and Contingencies
As of December 31, 2022, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as delayed draw and revolving senior secured loans. As of December 31, 2022 the fair value of unfunded commitments held by the Company was $(109) as shown on the Consolidated Schedule of Investments. The Company had the following unfunded commitments to fund delayed draw loans as of the indicated dates:

Par Value as of December 31, 2022
Unfunded delayed draw and revolving senior secured loans	$12,995
Total unfunded commitments	$12,995

As of December 31, 2021 the Company had no unfunded commitments.
Note 8. Directors Fees
As of June 27, 2022, in connection with the conversion of Lafayette Square Empire BDC, LLC to Lafayette Square USA, Inc., the independent directors receive an annual fee of $100 (prorated for any partial year). In addition, the chair of the Audit Committee receives an additional annual fee of $20 (prorated for any partial year). Prior to that, independent directors received an annual fee of $10 (prorated for any partial year). We are also authorized to pay the reasonable out-of-pocket expenses for each independent director incurred in connection with the fulfillment of his or her duties as independent directors (provided that such compensation will only be paid if the committee meeting is not held on the same day as any regular meeting of the Board).
For the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021 the Company incurred $176 and $25, respectively, of directors’ fees expenses, which were paid by a related party of the Adviser and are included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, for the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$(476)	$(515)
Weighted average common shares outstanding	1,481,583	700
Earnings (loss) per common share (basic and diluted):	$(0.32)	$(735.91)
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
As of December 31, 2021, Lafayette Square purchased 700 shares of the Company’s common stock, which represented all of the issued and outstanding shares of common stock.

As of December 31, 2022, the Company has received capital commitments totaling $146.5 million, for the private placement of the Company's common stock, of which $73.9 million, was unfunded. Subsequent to year end, the Company closed on additional capital commitments, bringing the total amount of capital commitments to $170.2 million.

Share Issuance Date	Shares Issued	Amount
June 24, 2022	1,747,083	$26,206
September 13, 2022	1,790,045	26,206
December 21, 2022	1,378,726	20,350
Total	4,915,854	$72,762
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
Note 10. Tax Matters
The Company intends to comply with the provisions of Subchapter M of the Code applicable to RICs for future taxable years. The Company did not qualify to elect treatment as a RIC for the current year and is subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation. Consequently, no such taxes were accrued for the period January 1, 2022 through December 31, 2022.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and December 31, 2021 are as follows:

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Deferred tax assets:
Net operating loss carryforward	$101	$97
Capital loss carryforward	28	—
Net unrealized loss on investments	51	—
Organizational costs	31	34
Valuation allowance	(211)	(131)
Total deferred tax assets	—	—
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred tax assets and liabilities	$—	$—

The Company’s income tax provision consists of the following as of December 31, 2022 and December 31, 2021:

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Current tax (expense)/benefit:
Federal	$—	$—
State and Local	—	—
Total current tax (expense)/benefit	—	—

Deferred tax (expense)/benefit:
Federal	175	102
State and Local	36	29
Valuation allowance	(211)	(131)
Total deferred tax (expense)/benefit	—	—

Total income tax (expense)/benefit	$—	$—

Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the year ended December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021, as follows:

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Income tax benefit at federal statutory rate (21%)	$100	$108
State and local income tax benefit (net of federal detriment)	21	23
Prior year net operating loss carryforward	97	—
Organizational costs	33	—
Permanent differences	(40)	—
Valuation allowance	(211)	(131)
Total income tax (expense)/benefits	$—	$—

At December 31, 2022 and December 31, 2021, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments. Through the consideration of these factors, the Company determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset for the year ended December 31, 2022 and December 31, 2021. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.
As of December 31, 2022 and December 31, 2021, the Company had a net operating loss carryforward for federal income tax purposes of $397 and $382. This net operating loss may be carried forward indefinitely but would not be useable to offset income in taxable years in which the Company qualifies as a RIC.
As of December 31, 2022 and December 31, 2021, the Company had a short term capital loss carryforward of $111 and $0.
As of December 31, 2022, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes are as follows. As of December 31, 2021, the Company did not have any investments.

	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Tax cost	$84,545	$—
Gross unrealized appreciation	$177	$—
Gross unrealized depreciation	(379)	—
Net unrealized investment appreciation / (depreciation) on investments	$(202)	$—

In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from non-deductible offering expense. For the years ended December 31, 2022 and 2021, the Company reclassified $158 and $0, respectively, from total distributable earnings to paid-in capital in excess of par.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the year ended December 31, 2022 and for the period from February 19, 2021 (Date of Inception) through December 31, 2021:

Per Common Share Data:(1)	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Net asset value, beginning of period	$(720.91)	$—
Net investment income (loss)	(0.11)	(735.91)
Net realized and unrealized gain (loss)	(0.21)	—
Net increase (decrease) in net assets resulting from operations	(0.32)	(735.91)
Initial issuance of Common Stock	—	15.00
Effect of offering price of subscriptions (2)	735.83	—
Net asset value, end of period	$14.60	$(720.91)

Total return based on NAV(3)	(102.03)%	(4906.05)%
Common shares outstanding, end of period	4,916,554	700
Weighted average shares outstanding	1,481,583	700
Net assets, end of period	$71,782	$(504)

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets(5)	(0.55)%	(298.82)%
Ratio of expenses to average net assets(5)	12.39%	(298.82)%
Ratio of expenses (before management fees and interest and financing expenses) to average net assets(5)	8.92%	(298.82)%
Weighted average debt outstanding(6)	$19,091	$—
Total debt outstanding	$31,500	$—
Asset coverage ratio per unit	$3,279	$—
Portfolio turnover	37%	N/A
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through December 31, 2022.
(2)Increase (decrease) is due to the offering price of subscriptions during the period (See note 9).
(3)Total return is based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(4)Annualized, except for organizational expenses, which are non-recurring.
(5)For the year ended December 31, 2022, prior to the effect of the Expense Support Agreement, the ratio of net investment income (loss) to average net assets, and expenses to average net assets is (2.08)% and 13.92%, respectively.
(6)The Company's initial borrowing occurred on June 29, 2022.

Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. Other than the subsequent events disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements.
On February 1, 2023, our wholly-owned subsidiary, SBIC LP, received an SBIC license from the SBA which was deemed effective as of January 27, 2023. See "Item 1. Business—Regulation—Small Business Investment Company Regulations." The SBIC license allows us, through our wholly-owned subsidiary, to issue SBA-guaranteed debentures. We have applied for exemptive relief from the SEC to permit us to exclude the debt of our SBIC subsidiary guaranteed by the SBA from the 150% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 150% asset coverage ratio limitation, we are permitted to borrow two dollar for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us.
If we receive this exemptive relief from the SEC, we will have increased capacity (based on the paid-in capital available to the SBIC) to fund up to $175 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 150% asset coverage ratio limitation would allow us to incur.
On March 14, 2023, the Company called capital of $17.7 million from its investors due March 27, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or consolidated financial statement disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2022, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions recorded necessary to permit the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles. Our policies and procedures also provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and our directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in our definitive proxy statement for the 2023 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company's fiscal year-end (the “Proxy Statement”).
Information required by Item 10 for matters other than executive officers is incorporated by reference to the information presented in the sections captioned “Board of Directors,” “Proposal 1: Election of Directors,” “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management - “Delinquent Section 16(a) Reports” in the Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is incorporated by reference to the information presented in the sections captioned “Board of Directors - Committees of the Board of Directors” and “Executive Compensation” in the Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is incorporated by reference to the information presented in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation - Equity Compensation Plan Information” in the Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE
The information required by Item 13 is incorporated by reference to the information presented in the sections captioned “Certain Relationships and Related Party Transactions” and “Board of Directors” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is incorporated by reference to the information presented in the section captioned “Audit Function” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules

No.	Description
3.1	Certificate of Incorporation of the Registrant(1)
3.2	Amendment to Certificate of Incorporation(2)
3.3	Form of Bylaws(1)
3.4	Amendment to Bylaws(2)
4.1
Description of the Registrant's Securities (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 25, 2022 and incorporated herein by reference).

10.1	Form of Investment Advisory Agreement(1)
10.2	Form of Administration Agreement(1)
10.3	Form of Custody Agreement(1)
10.4	Form of Indemnification Agreement(1)
10.5	Dividend Reinvestment Plan(1)
10.6	Form of Subscription Agreement(1)
10.7
Revolving Credit Agreement, dated as of February 2, 2022, by and among Lafayette Square USA, Inc., as Borrower, Sumitomo Mitsui Banking Corporation ("SMBC"), as Administrative Agent and the letter of credit issuer, and the other lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2022 and incorporated herein by reference).

10.8
First Amendment to Revolving Credit Agreement, dated as of June 28, 2022, among the Registrant, the other Borrowers and SMBC (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed on August 10, 2022 and incorporated herein by reference).

10.9	Second Amendment to Revolving Credit Agreement and Waiver, dated as of December 21, 2022, among the Registrant, the other Borrowers and SMBC.*
14.1
Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 25, 2022 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(1) Previously filed as part of the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference.
(2) Previously filed as part of Registrant's Current Report on Form 8-K filed on May 19, 2022 and incorporated herein by reference.
*Filed herewith.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lafayette Square USA, Inc.

Date: March 21, 2023	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: March 21, 2023	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2023.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the
Damien Dwin	Board of Directors

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu

/s/ Jacqueline Bradley	Director
Jacqueline Bradley

/s/ Troy Dixon	Director and Chairman of the Audit Committee
Troy Dixon