Form 10-K/A
period 2022-12-31
Lafayette Square USA, Inc.
filed 2023-05-09
CIK 1849089

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

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

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2023 the Registrant had 8,615,541 shares of common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
Ernst & Young LLP	New York, NY	42

EXPLANATORY NOTE

Lafayette Square USA, Inc. (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Form 10-K”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Original Form 10-K to update the exhibit list. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information was not filed by the Company within 120 days after the end of the fiscal year covered by the Form 10-K, although it was subsequently filed on May 3, 2023.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Form 10-K are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except for the changes to Part III and Item 15 of Part IV, including the filing of related certifications added to the exhibit list in Part IV, this Amendment makes no changes to the Original Form 10-K. This Amendment does not reflect events occurring after the filing of the Original Form 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in this Amendment have such meaning as ascribed to them in the Original Form 10-K.

LAFAYETTE SQUARE USA, INC.

FORM 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Corporate Governance

Board Composition

The Company’s board of directors (the “Board”) oversees our management. Our Board currently consists of 4 members, 3 of whom are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”). Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of each director include the oversight of our investment activity, the quarterly valuation of our assets, and oversight of our financing arrangements. Our Board has also established an Audit Committee and a Nominating and Corporate Governance Committee, and may establish additional committees in the future.

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

Name	Age	Position(s) held with the Company	Term of Office and Length of Time Served
Interested Directors
Damien Dwin	47	Director; Chief Executive Officer	2024 - Since 2021
Independent Directors
Jacqueline Bradley	65	Director	2025 - Since 2021
Troy Dixon	51	Director	2023 - Since 2021
Levee Brooks	40	Director	2024 - Since 2023

The address for each of our directors is c/o Lafayette Square USA, Inc., 175 SW 7th Street, Unit 1911, Miami, FL 33130.

Executive Officers Who Are Not Directors

Name	Age	Position
Seren Tahiroglu	38	Chief Financial Officer
Ileana Stone	53	Chief Compliance Officer
David Kraut	48	Secretary

Biographical Information

Directors

The Board has determined that each of the directors is qualified to serve as our director, based on a review of the experience, qualifications, attributes and skills of each director, including those described below. Each of our directors has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management. Our directors are divided into two groups - independent directors and interested directors. Interested directors are “interested persons” as defined in the 1940 Act.

Interested Directors

Damien Dwin is the Founder and Chief Executive Officer of Lafayette Square Holding Company, LLC (“Lafayette Square”), an affiliate of the Company. He has over 20 years of experience in the middle market direct lending, mezzanine lending, leveraged finance, distressed debt, and private equity businesses. Mr. Dwin has been involved in originating, underwriting, executing, and monitoring investments in each of these businesses and oversees these activities at Lafayette Square. Previously, Mr. Dwin served as Co-Founder and Co-CEO of Brightwood Capital Advisors from its founding in 2010 to October 2020, where he oversaw the investment of approximately $8.5 billion in 373 transactions over 163 portfolio companies.

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

Independent Directors

Jacqueline Bradley has served as an independent director of the Company since March 2021. Ms. Bradley served as a director of BankFIRST from 2005 until BANKshares was acquired by Seacoast in 2014. Ms. Bradley serves on the board of directors of the Boys & Girls Club of Central Florida, serving as chairperson in 2002 and 2003. Additionally, Ms. Bradley is a board member of The Studio Museum in Harlem. She also served on the finance committee for the Central Florida Expressway Authority and Orange County Tourist Development Council, and the board of directors of the Greater Orlando Aviation Authority, Florida Arts Council, and Cornell Museum of Fine Arts. Ms. Bradley last worked for seven years with SunTrust Bank in Central Florida, culminating in her last position as senior vice president leading its Private Client Group (1999-2002). Previously, she worked as vice president with Moody’s Investors Services and provided consulting services for McKinsey Management Consultants and Touché Ross. Ms. Bradley received her B.A. in Economics and Political Science from Yale College, and her M.B.A. from Columbia University Graduate School of Business with a concentration in Finance and Marketing.

Troy Dixon has served as an independent director of the Company since March 2021. Mr. Dixon is the founder and the Chief Investment Officer of Hollis Park Partners, an alternative asset manager that specializes in structured products launched in 2013. Prior to Hollis Park Partners, Mr. Dixon served as the head of RMBS Trading at Deutsche Bank from 2006 to 2013. Mr. Dixon sits on the boards of the Apollo Theater and Boys Hope Girls Hope. He earned his B.A. from The College of the Holy Cross.

Levee Brooks has served as an independent director of the Company since March 2023. Mr. Brooks has been the Chief Operating Officer of Marsh & McLennan Companies, Inc. (“Marsh”), North America since 2020. Prior to joining Marsh, from 2009 to 2020, Mr. Brooks worked at Goldman Sachs, where from 2017 to 2020 he served as Managing Director and Global Head of Client Management, Fund Management and Change Management for the Consumer & Investment Management Division. Mr. Brooks serves as a member on the Board of Directors for the Cerebral Palsy Foundation, a Trustee for St. Benedict’s Preparatory School, and a member of the Diversity & Inclusion Board for The Peck School. Mr. Brooks earned a B.A. from Georgetown University in 2004.

Executive Officers Who Are Not Directors

Seren Tahiroglu has served as Chief Financial Officer of the Company since April 2021. In addition, Mr. Tahiroglu serves as Chief Financial Officer, Credit for Lafayette Square. Prior to joining Lafayette Square, he was a Senior Manager in Ernst & Young LLP’s Wealth and Asset Management audit practice. Mr. Tahiroglu holds a B.S., cum laude, in Accounting from the Connecticut State University and a Master’s, magna cum laude, in Accounting and Taxation from the University of Hartford. Mr. Tahiroglu is a licensed Certified Public Accountant in the State of New York. He is a member of the AICPA and the New York State Society of Certified Public Accountants.

Ileana Stone has served as the Chief Compliance Officer of the Company since July 2022. Ms. Stone has served as Managing Director, Legal of Lafayette Square since January 2021. Prior to her role at Lafayette Square, Ms. Stone served as Associate General Counsel for Bank of America from November 2003 to December 2020. Previously, Ms. Stone worked at Katten Muchin Rosenman LLP. Ms. Stone earned a B.B.A and a Master in Professional Accounting, with a specialty in taxation from the University of Texas at Austin and a J.D. from Chicago-Kent College of Law.

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

Board of Directors Leadership Structure

Our Board monitors and performs an oversight role with respect to our business and affairs, including with respect to our investment practices and performance, compliance with regulatory requirements, and the services, expenses, and performance of our service providers. Our Board approves the appointment of our adviser, LS BDC Adviser, LLC (the “Adviser”) and officers, reviews and monitors the services and activities performed by our Adviser and its affiliates and executive officers, and approves the engagement and reviews the performance of our independent public accounting firm.

Under the bylaws, our Board may designate a chair (the “Chair”) to preside over the meetings of our Board and meetings of the stockholders and to perform such other duties as may be assigned to him/her by the Board. We do not have a fixed policy as to whether the Chair of the Board should be an independent director and believe that we should maintain the flexibility to select the Chair and reorganize the leadership structure, from time to time, based on criteria that our Board determines to be in our best interests and our stockholders at such times.

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

Our Board also performs its risk oversight responsibilities with the assistance of the Chief Compliance Officer. Our Board annually reviews a written report from the Chief Compliance Officer discussing the adequacy and effectiveness of our compliance policies and procedures and our service providers. The Chief Compliance Officer’s annual report addresses, at a minimum, (a) any compliance matter that has occurred since the date of the last report about which our Board would reasonably need to know to oversee our compliance activities and risks; (b) any material changes our compliance policies and procedures since the last report; (c) the operation of such policies and procedures and our service providers since the last report; and (d) any recommendations for material changes to such policies and procedures as a result of the Chief Compliance Officer’s annual review. In addition, the Chief Compliance Officer meets regularly in executive session with the independent directors.

We believe that our Board’s role in risk oversight is effective and appropriate given the extensive regulation to which we are subject as a business development company (a “BDC”). As a BDC, we are required to comply with certain regulatory requirements that control the levels of risk in our business and operations. For example, our ability to incur indebtedness is limited such that our asset coverage must equal at least 150% immediately after each time we incur indebtedness; we generally have to invest at least 70% of our total assets in “qualifying assets,” and we are not generally permitted to invest in any portfolio company in which one of our affiliates currently has an investment.

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

The members of the Audit Committee are Jacqueline Bradley, Troy Dixon and Levee Brooks, each of whom is financially literate and meets the independence standards established by the SEC for audit committees and is independent for purposes of the 1940 Act. Troy Dixon serves as Chairman of the Audit Committee. Our Board has determined that Troy Dixon is an “audit committee financial expert” as that term is defined under Item 407 of Regulation S-K of the Exchange Act.

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

The members of the Nominating and Corporate Governance Committee are Jacqueline Bradley, Troy Dixon and Levee Brooks, each of whom is independent for purposes of the 1940 Act. Jacqueline Bradley serves as Chairman of the Nominating and Corporate Governance Committee.

Pricing Committee

The Pricing Committee operates pursuant to a charter approved by our Board, which sets forth the responsibilities of the Pricing Committee. The principal goals of the Pricing Committee are to approve the offering price of shares of our common stock (“Common Stock”) in accordance with our valuation policy, and to ensure that we do not sell shares of Common Stock at a price per share below the net asset value of such Common Stock, as required by Section 23 of the 1940 Act, which was made applicable to BDCs by Section 63 of the 1940 Act.

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

The members of the Investment Committee are Mr. Dwin, Phil Daniele, Ryan Ochs, Lori Scott, Don Baylor, Jr., Ommeed Sathe, Reneé Beaumont, Maria Zubov and Antony Bugg-Levine.

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

For biographical information of Mr. Dwin, see “-Biographical Information-Interested Directors.”

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

Phil is a board member of and has been actively involved with Flames Neighborhood Youth Association since 1979. Flames is a Brooklyn-based organization primarily dedicated to the improvement of the lives of African American youth and the betterment of interracial relationships in the communities served by Flames. Additionally, he is a Board Member of Soul of the Peruvian Andes, a nonprofit whose mission is providing healthcare and education support to the impoverished villages of the Andes Mountains in Peru.

Originally from Brooklyn, New York, Mr. Daniele holds a B.B.A., Accounting, and an M.B.A., Finance from Pace University.

Ryan Ochs - Mr. Ochs is a Managing Director at Lafayette Square. Prior to Lafayette Square, Mr. Ochs worked as an investment professional at Brightwood Capital Advisors, LLC. Previously, Mr. Ochs held similar positions at Star Mountain Capital, LLC and American Capital Ltd. Mr. Ochs holds a B.Sc. from Georgetown University.

Lori Scott - Ms. Scott is the Managing Director of Impact Credit at Lafayette Square. Prior to joining Lafayette, she served as the Chief Credit Officer of Impact Investments at the John D. and Catherine T. MacArthur Foundation. For over 25 years, Ms. Scott has developed and executed impact investment strategies globally, with a focus on increasing capital for underserved people and places. Ms. Scott holds a Master of Business Administration from the University of Illinois at Chicago.

Don Baylor, Jr. - Mr. Baylor is the Managing Director of Worker Solutions at Lafayette Square. Prior to joining Lafayette, Mr. Baylor served as Senior Program Officer at the Annie E. Casey Foundation, where he oversaw the Foundation’s racial wealth gap portfolio. Mr. Baylor holds a B.A. from Georgetown University and an M.A. from University of Wisconsin-Madison.

Ommeed Sathe - Mr. Sathe is Head of Strategy at Lafayette Square. Prior to joining Lafayette, Mr. Sathe was Head of Impact and Responsible Investing at Prudential, where he managed a portfolio of over $1 billion invested across a range of alternative asset classes, including private equity, real estate, private credit and structured products. Mr. Sathe holds an undergraduate degree from Columbia University, a Master’s degree from the Massachusetts Institute of Technology and a J.D. from Harvard Law School.

Renée Beaumont - Ms. Beaumont is the Chief Operating Officer at Lafayette Square. Renée is a former Partner at Generation Investment Management (“Generation”). Prior to Generation, Ms. Beaumont was the Global Head of Business Development at Providence Equity Partners. Ms. Beaumont is also a former Managing Director at Goldman Sachs & Co. Ms. Beaumont holds a B.A. from the University of Victoria and an L.L.B. from the University of New Brunswick.

Maria Zubov - Ms. Zubov is a Managing Director at Lafayette Square with over 20 years of experience across credit risk management, portfolio management and equity research. Prior to joining Lafayette, she was an Executive Director within Natixis’ credit risk management department. Previously, Ms. Zubov was a Director at Credit Suisse, where she spent over a decade in the CRM and portfolio management roles. Ms. Zubov holds a B.S. from SUNY Binghamton and an M.B.A. from NYU Leonard N. Stern School of Business.

Antony Bugg-Levine - Mr. Bugg-Levine is a Managing Director and Co-Head of Community Impact at Lafayette Square. Mr. Bugg-Levine is a pioneer of the modern impact investing movement, with over 15 years of industry experience, including co-founding the Global Impact Investing Network, running a national nonprofit loan fund, and launching the Rockefeller Foundations’ impact investing program. Mr. Bugg-Levine holds a B.A. from Yale University and a Master of Public Affairs from Princeton University’s School of Public and International Affairs.

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

Code of Ethics

We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the joint code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics’ requirements. Our code of ethics is available on our website at lafayettesquarebdc.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company’s directors and executive officers, and any persons holding more than 10% of its shares, are required to report their beneficial ownership and any changes therein to the SEC and the Company. Specific due dates for those reports have been established, and the Company is required to report herein any failure to file such reports by those due dates. Based on the Company’s review of Forms 3, 4, and 5 filed by such persons and information provided by the Company’s directors and officers, the Company believes that during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to such persons were timely filed.

Item 11.	Executive Compensation.

Compensation of Executive Officers

None of our executive officers receives direct compensation from us. Any compensation paid for services relating to our financial reporting and compliance functions will be paid by our administrator, LS Administration, LLC (the “Administrator”), subject to reimbursement by us of an allocable portion of such compensation for services rendered to us. To the extent that the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis without profit to our Administrator.

Compensation of Directors

The following table sets forth compensation of the Company’s independent directors, for the year ended December 31, 2022:

Name of Director	Fee Earned(1)	Total Compensation
Jacqueline Bradley	$55,370	$55,370
Troy Dixon	66,443	66,443
Patrick McMahon(2)	55,370	55,370
Levee Brooks	N/A	N/A

(1)	Fees Earned reflect the sum of (i) from January 1, 2022 through June 27, 2022, an annual fee of $10,000, prorated for the partial year, for the directors’ work on Lafayette Square Empire BDC, Inc. and (ii) from June 27, 2022 to December 31, 2022, an annual fee of $100,000, prorated for the partial year, for the directors’ work on Lafayette Square USA, Inc. (the successor fund to Lafayette Square Empire BDC, Inc.). In addition, from January 2022 through June 2022, the chair of the Audit Committee received an additional annual fee of $2,000, prorated for the partial year.

(2)	Patrick McMahon served as director of the Company until his resignation in March 2023. Levee Brooks was appointed as interim director in March 2023.

As of June 27, 2022, following the conversion of Lafayette Square Empire BDC, Inc. to Lafayette Square USA, Inc., the independent directors receive an annual fee of $100,000 (prorated for any partial year). In addition, the chair of the Audit Committee receives an additional annual fee of $20,000 (prorated for any partial year). We are also authorized to pay the reasonable out-of-pocket expenses for each independent director incurred in connection with the fulfillment of his or her duties as independent directors (provided that such compensation will only be paid if the committee meeting is not held on the same day as any regular meeting of the Board).

We have obtained directors’ and officers’ liability insurance on behalf of our directors and officers. We do not have a profit-sharing or retirement plan, and directors do not receive any pension or retirement benefits. No compensation is paid to directors who are “interested persons.” The Board reviews and determines the compensation of independent directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain ownership information with respect to shares of our Common Stock for those persons who directly or indirectly own, control or hold with the power to vote five percent or more of our outstanding shares of Common Stock and all officers and directors, as a group as of April 24, 2023.

		Percentage of Common Stock outstanding
Name and address	Type of ownership	Shares owned	Percentage
Caisse de depot et placement du Quebec(1)	Record	2,125,960.4	24.7%
Capricorn Investment Group(2)	Record	435,313.4	5.1%
Employee’s Retirement System of the State of Hawaii(3)	Record	1,700,807.9	19.7%
Opportunity Finance Network(4)	Record	761,010.0	8.8%
Sequioa Holdings, LLC(5)	Record	1,073,895.4	12.5%
Damien Dwin	Record	50,646.5	*
Jacqueline Bradley	Record	-	-
Troy Dixon	Record	-	-
Levee Brooks	Record	-	-
Seren Tahiroglu	Record	2,532.3	*
Ileana Stone	Record	3,038.8	*
David Kraut	Record	2,532.3	*
All directors and officers as a group (7 persons)(6)	Record	58,749.9	*

*	Represents less than 1% of the outstanding shares.

(1)	The address for Caisse de depot et placement du Quebec is 1000, place Jean-Paul-Riopelle, Montréal, Québec, H2Z 2B3.

(2)	The address for Capricorn Investment Group is 250 University Avenue, Suite 300, Palo Alto, CA 94301.

(3)	The address for Employee’s Retirement System of the State of Hawaii is 201 Merchant Street, Suite 1400, Honolulu, HI 96813.

(4)	The address for Opportunity Finance Network is 901 D Street SW, Suite 105, Washington, DC 20024.

(5)	The address for Sequioa Holdings, LLC is 250 University Avenue, Suite 300, Palo Alto, CA 94301. The securities are held by Sequoia Holdings, LLC (“Sequoia”). Jeffrey S. Skoll is the indirect sole member of Sequoia and has sole voting and investment power over the securities held by Sequoia. Mr. Skoll disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(6)	The address for each of our directors and officers is c/o Lafayette Square USA, Inc., 175 SW 7th Street, Unit 1911, Miami, FL 33130.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Lafayette Square, the Adviser, and their affiliates engage in a broad range of activities, including investment activities for their own accounts and for the account of other investment funds or accounts, including the other funds, programs, accounts, or businesses (collectively the “Affiliated Investment Accounts”). In the ordinary course of conducting its activities, the interests of the Company may conflict with the interests of Lafayette Square, the Adviser or their affiliates, or other funds advised by Lafayette Square, the Adviser or their affiliates. We can offer no assurance such conflicts will ultimately be resolved in favor of the Company.

Co-Investment Transactions

We have applied for and received an exemptive order from the SEC that permits us to co-invest with certain other persons, including certain Affiliated Investment Accounts managed and controlled by the Adviser. Subject to the 1940 Act and the conditions of any such co-investment order issued by the SEC, the Company may, under certain circumstances, co-invest with certain Affiliated Investment Accounts in investments that are suitable for the Company and one or more of such Affiliated Investment Account. Even though the Company and any such Affiliated Investment Account co-invest in the same securities, conflicts of interest may still arise. If the Adviser is presented with co-investment opportunities that generally fall within our investment objective and other board-established criteria and those of one or more Affiliated Investment Accounts advised by the Adviser, whether focused on a debt strategy or otherwise, the Adviser will allocate such opportunities among us and such Affiliated Investment Accounts in a manner consistent with the exemptive order and our Adviser’s allocation policies and procedures.

With respect to co-investment transactions conducted under our exemptive order, initial internal allocations among us and other investment funds affiliated with our Adviser will generally be made, taking into account the allocation considerations set forth in the Adviser’s allocation policies and procedures as described above. If we invest in a transaction under a co-investment exemptive order and, immediately before the submission of the order for us and all other funds, accounts, or other similar arrangements advised by Lafayette Square and its affiliates, the opportunity is oversubscribed, it will generally be allocated on a pro-rata basis based on available capital. Our Board regularly reviews the allocation policies and procedures of the Adviser.

To the extent consistent with applicable law and exemptive relief issued to the Company, in addition to such co-investments, the Company and Lafayette Square or an Affiliated Investment Account may, as part of unrelated transactions, invest in either the same or different tiers of a portfolio company’s capital structure or in an affiliate of such portfolio company. To the extent the Company holds investments in the same portfolio company or in an affiliate thereof that are different (including with respect to their relative seniority) than those held by Lafayette Square or an Affiliated Investment Account, the Adviser and Lafayette Square may be presented with decisions when the interests of the two co-investors are in conflict. If the portfolio company in which the Company has an equity or debt investment and in which Lafayette Square or an Affiliated Investment Account has an equity or debt investment elsewhere in the portfolio company’s capital structure, becomes distressed or defaults on its obligations under the private credit investment, Lafayette Square may have conflicting loyalties between its duties to its shareholders, the Affiliated Investment Account, the Company, certain of its other affiliates and the portfolio company. In that regard, actions may be taken for Lafayette Square or such Affiliated Investment Account that are adverse to the Company, or actions may or may not be taken by the Company due to Lafayette Square’s or such Affiliated Investment Account’s investment, which action or failure to act may be adverse to the Company. In addition, it is possible that in a bankruptcy proceeding, the Company’s interest may be adversely affected by virtue of Lafayette Square’s or such Affiliated Investment Account’s involvement and actions relating to its investment. Decisions about what action should be taken in a troubled situation, including whether to enforce claims, whether to advocate or initiate restructuring or liquidation inside or outside of bankruptcy and the terms of any work-out or restructuring, raise conflicts of interest. In those circumstances where the Company and Lafayette Square or such Affiliated Investment Accounts hold investments in different classes of a company’s debt or equity, Lafayette Square may also, to the fullest extent permitted by applicable law, take steps to reduce the potential for adversity between the Company and Lafayette Square or such Affiliated Investment Accounts, including causing the Company to take certain actions that, in the absence of such conflict, it would not take, such as (A) remaining passive in a restructuring or similar situations (including electing not to vote or voting pro rata with other security-holders), (B) divesting investments or (C) otherwise taking action designed to reduce adversity.

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

Our Adviser has entered into a staffing agreement with entities affiliated with Lafayette Square, pursuant to which such Lafayette Square affiliates agree to provide our Adviser with access to investment professionals that comprise the investment team. Our Administrator has entered into staffing agreements with affiliates of Lafayette Square pursuant to which such Lafayette Square affiliates agree to provide our Administrator with access to certain legal, operations, financial, compliance, accounting, internal audit (in their role of performing our Sarbanes-Oxley Act internal control assessment), clerical and administrative personnel. Pursuant to these staffing agreements, our Administrator has agreed to reimburse the Lafayette Square affiliates for their allocable portion of the costs of the compensation paid to our Chief Financial Officer and Chief Compliance Officer, and their respective staffs.

In conjunction with and following our formation, Lafayette Square and certain affiliates of our Adviser have made capital contributions to us in exchange for all of our issued and outstanding limited liability company interests. In connection with the BDC Conversion, the limited liability company interests of Lafayette Square were converted into a total of 700 shares at a price per share determined by our Board and in accordance with Section 23 of the 1940 Act.

We have entered into the Investment Advisory Agreement with our Adviser and pay it a base management fee as well as an incentive fee based on performance. The incentive fee is computed and paid on income that we may not have yet received in cash. This fee structure may create an incentive for our Adviser to invest in certain types of securities that may have a high degree of risk. We will rely on investment professionals from our Adviser to value our portfolio investments. Our Adviser’s base management fee and incentive fee will be based on the value of our investments, and there may be a conflict of interest when personnel of our Adviser determine periodic fair values for our portfolio investments. For the fiscal year ended December 31, 2022, the Adviser earned a base management fee of approximately $277,000. For the fiscal year ended December 31, 2022, the Adviser did not earn an incentive fee.

We have entered into an Administration Agreement with our Administrator and reimburse it for the allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement, including our allocable portion of the costs of compensation and related expenses of our chief compliance officer and chief financial officer. For the year ended December 31, 2022, the Administrator incurred approximately $708,000 in fees under the Administrative Agreement, which are included in administrative service fee in the accompanying Consolidated Statements of Operations. As of December 31, 2022, approximately $550,000 was unpaid.

License Agreement

We have entered into a license agreement with Lafayette Square under which Lafayette Square has agreed to grant us a non-exclusive, royalty-free license to use the name “Lafayette Square” for specified purposes in our business. Under the license agreement, we have a right to use the “Lafayette Square” name, subject to certain conditions, for so long as our Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Lafayette Square” name.

Director Independence

The 1940 Act requires that at least a majority of our directors not be “interested persons” (as defined in the 1940 Act) of the Company. On an annual basis, each member of our Board is required to complete an independence questionnaire designed to provide information to assist our Board in determining whether the director is independent under the 1940 Act and our corporate governance guidelines. Our Board has determined that each of our directors, other than Damien Dwin, is independent under the Exchange Act and the 1940 Act. Our governance guidelines require any director who has previously been determined to be independent to inform the Chair of the Board, the Chair of the Nominating and Corporate Governance Committee and our corporate secretary of any change in circumstance that may cause his or her status as an independent director to change. Our Board limits membership on the Audit Committee and the Nominating and Corporate Governance Committee to independent directors.

Item 14.	Principal Accounting Fees and Services.

Ernst & Young LLP, New York, New York, has been appointed by the Board to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2023. Ernst & Young LLP acted as the Company’s independent registered public accounting firm for the period from inception (February 19, 2021) through December 31, 2021 and for the fiscal year ended December 31, 2022. The Company knows of no direct financial or material indirect financial interest of Ernst & Young LLP in the Company. A representative of Ernst & Young LLP will be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do so.

The Audit Committee of the independent directors of the Board have appointed Ernst & Young LLP as the Company’s independent registered public accounting firm for the for the fiscal year ending December 31, 2023, subject to ratification or rejection by the stockholders of the Company.

Although action by the shareholders on this matter is not required, the Audit Committee and the Board believes it is appropriate to seek shareholder ratification of this selection in light of the role played by the independent registered public accounting firm in reporting on the Company’s consolidated financial statements. If a quorum is present at the Annual Meeting and the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending December 31, 2023 is not ratified by the shareholders, the adverse vote will be considered by the Audit Committee in determining whether to appoint Ernst & Young LLP as the Company’s independent registered public accounting firm for the succeeding fiscal year.

The following table displays fees for professional services by Ernst & Young LLP for the year ended December 31, 2022 (dollars in thousands):

For the year ended December 31, 2022
Audit Fees(1)	$195
Audit Related Fees(2)	7.6
Tax Fees(3)	-
All Other Fees(4)	-
Total	$202.6

(1)	Audit fees include fees for professional services that generally only the independent accountant can provide. In addition to fees, including out-of-pocket expenses, for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting, and the review of our quarterly financial statements in accordance with generally accepted auditing standards, this category contains fees for comfort letters, statutory audits, consents, and assistance with and review of documents filed with the SEC.

(2)	Audit-related services consist of fees billed, including out-of-pocket expenses, for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

(3)	Tax fees consist of fees billed, including out-of-pocket expenses, for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance.

(4)	Fees for other services would include fees for products and services other than the services reported above.

Pre-Approval Policies and Procedures

The Audit Committee has established a pre-approval policy that describes the permitted audit, audit-related, tax and other services to be provided by Ernst & Young LLP, the Company’s independent registered public accounting firm. The policy requires that the Audit Committee pre-approve the audit and non-audit services performed by the independent auditor in order to assure that the provision of such service does not impair the auditor’s independence. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval, irrespective of the amount, and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings of the Audit Committee. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

No.	Description
3.1	Certificate of Incorporation of the Registrant(1)
3.2	Amendment to Certificate of Incorporation(2)
3.3	Form of Bylaws(1)
3.4	Amendment to Bylaws(2)
4.1	Description of the Registrant’s Securities (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 25, 2022 and incorporated herein by reference).
10.1	Form of Investment Advisory Agreement(1)
10.2	Form of Administration Agreement(1)
10.3	Form of Custody Agreement(1)
10.4	Form of Indemnification Agreement(1)
10.5	Dividend Reinvestment Plan(1)
10.6	Form of Subscription Agreement(1)
10.7	Revolving Credit Agreement, dated as of February 2, 2022, by and among Lafayette Square USA, Inc., as Borrower, Sumitomo Mitsui Banking Corporation (“SMBC”), as Administrative Agent and the letter of credit issuer, and the other lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2022 and incorporated herein by reference).
10.8	First Amendment to Revolving Credit Agreement, dated as of June 28, 2022, among the Registrant, the other Borrowers and SMBC (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed on August 10, 2022 and incorporated herein by reference).
10.9	Second Amendment to Revolving Credit Agreement and Waiver, dated as of December 21, 2022, among the Registrant, the other Borrowers and SMBC.
14.1	Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 25, 2022 and incorporated herein by reference).
21.1	Subsidiaries of the Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Previously filed as part of the Registrant’s Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference.

(2) Previously filed as part of Registrant’s Current Report on Form 8-K filed on May 19, 2022 and incorporated herein by reference.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lafayette Square USA, Inc.

Date: May 9, 2023	By:	/s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: May 9, 2023	By:	/s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 9, 2023.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the Board of Directors
Damien Dwin

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu

/s/ Jacqueline Bradley	Director
Jacqueline Bradley

/s/ Troy Dixon	Director and Chairman of the Audit Committee
Troy Dixon