Form 10-Q
period 2023-03-31
Lafayette Square USA, Inc.
filed 2023-05-12
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2023, the Registrant had 8,615,542 shares of common stock, $0.001 par value per share, outstanding.

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
•price inflation and changes in the general interest rate environment, which could adversely affect the operating results of our portfolio companies and impact their ability to pay interest and principal on our loans;
•general economic and political trends and other external factors, including the impact of the coronavirus ("COVID-19") pandemic or any future pandemic or epidemic;
•heightened global political and economic uncertainty caused by the war, social unrest and political tension;
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
•the effect of changes to tax legislation and our tax position;
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

Part I. Financial Information
Item1. Financial Statements
Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except share and per share data or otherwise noted)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate investments at fair value (amortized cost of $90,985 and $63,838 as of March 31, 2023 and December 31, 2022, respectively)	$90,734	$63,636
Non-controlled/affiliate investments at fair value (amortized cost of $22,681 and $20,707 as of March 31, 2023 and December 31, 2022, respectively)	22,808	20,707
Cash and cash equivalents	56,704	20,687
Deferred financing costs	237	306
Deferred offering costs	74	151
Interest receivable	220	90
Total assets	$170,777	$105,577

Liabilities
Secured borrowings (see Note 5)	$40,048	$31,500
Accounts payable and accrued expenses	1,823	1,135
Due to affiliate	322	120
Management fee payable (see Note 6)	256	167
Incentive fee payable (see Note 6)	196	—
Administrative services fee payable (see Note 6)	177	550
Interest and financing payable	107	323
Total liabilities	42,929	33,795
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 8,615,542 and 4,916,554 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	9	5
Paid-in capital in excess of par	127,481	72,610
Distributable earnings (losses)	358	(833)
Total net assets	127,848	71,782
Total liabilities and net assets	$170,777	$105,577

Net asset value per common share	$14.84	$14.60

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except share and per share data or otherwise noted)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
	(unaudited)	(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$2,589	$—
Fee income	5	—
Interest income from non-controlled/affiliated investments:
Cash	662	—
Fee income	—	—
Total investment income	3,256	—

Expenses:
General and administrative expenses	$643	$135
Interest and financing expenses (see Note 5)	338	33
Management fee (see Note 6)	256	—
Administrative services fee (see Note 6)	177	—
Organizational costs (See Note 2)	234	12
Incentive fee (see Note 6)	196	—
Professional fees	143	35
Directors' fees	80	8
Offering expenses	76	—
Total expenses	2,143	223
Net investment income (loss)	1,113	(223)

Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	(49)	—
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	127	—
Total net change in unrealized gains (losses) on investments	78	—
Net increase (decrease) in net assets resulting from operations	$1,191	$(223)
Weighted average common shares outstanding	6,782,444	700
Net investment income (loss) per common share (basic and diluted)	0.16	(318.25)
Earnings (loss) per common share (basic and diluted)	0.18	(318.25)
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2022	4,916,554	$5	$72,610	$(833)	$71,782
Issuance of common stock	3,698,988	4	54,871	—	54,875
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	1,113	1,113
Net change in unrealized gain (losses)	—	—	—	78	78
Total increase (decrease) for the three months ended March 31, 2023	3,698,988	4	54,871	1,191	56,066
Balance, March 31, 2023	8,615,542	$9	$127,481	$358	$127,848

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2021	700	$—	$11	$(515)	$(504)
Issuance of common stock	—	—	—	—	—
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(223)	(223)
Net change in unrealized gain (losses)	—	—	—	—	—
Total increase (decrease) for the three months ended March 31, 2022	—	—	—	(223)	(223)
Balance, March 31, 2022	700	$—	$11	$(738)	$(727)
* Less than $1 as of December 31, 2021 and March 31, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,191	$(223)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(78)	—
Purchases of investments	(29,372)	—
Net accretion of discount on investments	(80)	—
Proceeds from sales and repayments of investments	331	—
Amortization of deferred financing costs	69	29
Changes in operating assets and liabilities:
Interest receivable	(130)	—
Deferred offering costs	77	(13)
Accounts payable and accrued expenses	688	(137)
Management fee payable	89	651
Incentive fee payable	196	—
Administrative services fee payable	(373)	—
Interest and financing payable	(216)	—
Due to affiliate	202	—
Net cash provided by (used in) operating activities	(27,406)	307

Cash flows from financing activities
Proceeds from issuance of shares of common stock	54,875	—
Proceeds from secured borrowings	40,048	—
Repayments of secured borrowings	(31,500)	—
Deferred financing costs	—	(311)
Net cash provided by (used in) financing activities	63,423	(311)

Net increase (decrease) in cash and cash equivalents	36,017	(4)
Cash and cash equivalents at beginning of period	20,687	8
Cash and cash equivalents at end of period	$56,704	$4

Supplemental information:
Interest expense paid	$549	$—
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
March 31, 2023
(unaudited)

Company (1)(2)(3)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)(8)	First lien senior secured loan	L+7.50%	12.66%	12/18/2026	$3,200	$3,153	$3,152	2.5%
							3,153	3,152	2.5%
ZWR Holdings, Inc.	(6)(7)(8)(9)	First lien senior secured loan	L+6.45%	11.49%	5/15/2026	3,434	3,426	3,325	2.6%
ZWR Holdings, Inc.	(6)(7)(8)	First lien senior secured loan	L+6.45%	11.40%	5/15/2026	10,079	10,025	9,866	7.7%
ZWR Holdings, Inc.	(6)	Subordinated debt	14.00% (Inc. 10.00% PIK)	14.00%	2/16/2027	1,737	1,737	1,587	1.2%
ZWR Holdings, Inc.	(6)	Warrants				24,953	—	—	—%
							15,188	14,778	11.5%
							18,341	17,930	14.0%
Construction & Engineering
H.W. Lochner, Inc.	(6)(7)(8)	First lien senior secured loan	S+6.75%	11.50%	7/02/2027	8,200	7,954	7,954	6.2%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+7.50%	12.66%	12/17/2027	20,199	20,005	20,005	15.6%
Synergi, LLC	(6)(7)(8)(9)	First lien senior secured loan	S+7.50%	12.66%	12/17/2027	—	(35)	(35)	—%
TCFIII Owl Buyer LLC	(6)(7)(8)	First lien senior secured loan	S+5.50%	10.42%	4/19/2026	7,980	7,908	7,908	6.2%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+6.25%	11.05%	5/27/2029	3,600	3,546	3,546	2.8%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+6.25%	11.08%	5/27/2029	4,500	4,433	4,433	3.5%
							43,811	43,811	34.3%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)(8)	First lien senior secured loan	S+7.00%	12.17%	1/25/2024	3,500	3,472	3,472	2.7%
							3,472	3,472	2.7%
Media
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+8.45%	13.28%	12/3/2026	4,208	4,169	4,208	3.3%
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+8.45%	13.61%	12/3/2026	21,313	21,192	21,313	16.7%
							25,361	25,521	20.0%
Total non-controlled/non-affiliated investments							90,985	90,734	71.0%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(8)	First lien senior secured loan	S+9.00%	14.16%	10/07/2027	16,231	16,080	16,109	12.6%
GK9 Global Companies, LLC	(6)(7)(8)(9)	First lien senior secured loan	S+9.00%	14.16%	10/07/2027	1,756	1,720	1,699	1.3%
GK9 Global Companies, LLC	(6)	Equity				14,364	4,881	5,000	3.9%
							22,681	22,808	17.8%
Total non-controlled/affiliated investments							22,681	22,808	17.8%

Total Portfolio Investments							$113,666	$113,542	88.8%

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
March 31, 2023
(unaudited)

(1)	Unless otherwise indicated, all investments are considered Level 3 investments.
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $127,848 as of March 31, 2023.
(6)	The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement".
(7)	Loan includes interest rate floor feature.
(8)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London InterBank Offered Rate ("LIBOR" or “L”), the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2023. As of March 31, 2023, the reference rates for our variable rate loans were the 90-day LIBOR at 5.19%, 90-day SOFR at 4.51% and 30-day SOFR at 4.63%.

(9)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2023:

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ZWR Holdings, Inc.	0.50%	Delayed Draw Term Loan	5/15/2026	$1,682	$(36)
GK9 Global Companies, LLC	0.50%	Delayed Draw Term Loan	10/07/2027	5,803	(44)
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	(35)
				$11,235	$(115)

(10)				Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2023, the Company’s non-controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31,2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2023	Investment Income
GK9 Global Companies, LLC	$20,707	$2,028	$(54)	$127	$22,808	$662
Total non-controlled/affiliated investments	$20,707	$2,028	$(54)	$127	$22,808	$662

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2022

Company (1)(2)(3)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)(8)	First lien senior secured loan	L+7.50%	12.23%	12/18/2026	3,209	$3,158	$3,160	4.4%
							3,158	3,160	4.4%
ZWR Holdings, Inc.	(6)(7)(8)(9)	First lien senior secured loan	L+6.45%	11.13%	5/15/2026	3,442	3,422	3,334	4.6%
ZWR Holdings, Inc.	(6)(7)(8)	First lien senior secured loan	L+6.45%	11.18%	5/15/2026	10,105	10,044	9,890	13.8%
ZWR Holdings, Inc.	(6)	Subordinated debt	14.00% (Inc. 10.00% PIK)	14.00%	2/16/2027	1,694	1,693	1,556	2.2%
ZWR Holdings, Inc.	(6)	Warrants				24,953	—	—	—%
							15,159	14,780	20.6%
							18,317	17,940	25.0%
Construction & Engineering
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	L+7.50%	12.34%	12/17/2027	20	20,049	20,049	27.9%
Synergi, LLC	(6)(7)(8)(9)	First lien senior secured loan	L+7.50%	12.34%	12/17/2027	—	(37)	(37)	(0.1)%
							20,012	20,012	27.9%
Media
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+8.45%	12.86%	12/3/2026	4,234	4,191	4,234	5.9%
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+8.45%	13.18%	12/3/2026	21,450	21,318	21,450	29.9%
							25,509	25,684	35.8%
Total non-controlled/non-affiliated investments							63,838	63,636	88.7%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(8)	First lien senior secured loan	L+9.50%	14.34%	10/07/2027	16,272	16,112	16,112	22.4%
GK9 Global Companies, LLC	(6)(7)(8)(9)	First lien senior secured loan	L+9.50%	14.34%	10/07/2027	—	(36)	(36)	(0.1)%
GK9 Global Companies, LLC	(6)	Equity				4,750	4,631	4,631	6.5%
							20,707	20,707	28.8%
Total non-controlled/affiliated investments							20,707	20,707	28.8%

Total Portfolio Investments							$84,545	$84,343	117.5%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments and the fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Market Measurement".
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $71,782 as of December 31, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2022

(6)	Unless otherwise indicated, all investments are "restricted securities" as defined in the Securities Act of 1933.
(7)	Loan includes interest rate floor feature.
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
March 31, 2023
(dollar amounts in thousands, except per share data or otherwise noted)

Note 1. Organization

Lafayette Square USA, Inc. (the “Company,” which term refers to either Lafayette Square USA, Inc. or Lafayette Square USA, Inc. together with its consolidated subsidiaries, as the context may require) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire BDC, Inc.” to “Lafayette Square USA, Inc.,” effective May 16, 2022. In addition, for U.S. federal income tax purposes, the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax periods ending December 31, 2021 and December 31, 2022. The Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax period ending December 31, 2023, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

The Company is externally managed by LS BDC Adviser, LLC (the “Adviser”) pursuant to an investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 and amended and restated as of June 22, 2022 (and as may be further amended, the “Investment Advisory Agreement”). The Adviser is a subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and LS Administration, LLC, “Lafayette Square”).

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

• Southeast Region: Alabama, Georgia, Florida, Mississippi and the territory of Puerto Rico.

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

The Company has formed a wholly owned subsidiary, LS BDC Holdings, LLC, a Delaware limited liability company, to hold certain equity or equity-like investments in portfolio companies. Additionally, the Company has formed a wholly owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (the "SBA"), to invest in eligible “small businesses” as defined by the SBA. SBIC LP received its SBIC license on February 1, 2023 (made effective as of January 27, 2023). SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). The Company consolidates its wholly owned subsidiaries in these consolidated financing statements from the date of each subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.

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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2023 and December 31, 2022, the Company held $56,704 and $20,687 in cash and cash equivalents, respectively. Of the total cash balance, $56,704 and $20,682 were held in an interest bearing account with U.S. Bank National Association as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 the Company earned $250 in interest on cash balances, and the balance is included under Interest income in Consolidated Statements of Operations. No interest was earned on cash balances for the three months ended March 31, 2022.
Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it to do business legally. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of the common stock of the Company.
The Company’s initial organizational costs incurred were expensed, and initial offering costs are being amortized over one year.

The Company may incur organization and offering expenses of up to $1 million in connection with the formation of the Company and the offering of shares of its common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. The Company reimburses the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of March 31, 2023 and December 31, 2022, the Company has incurred $309 (since inception) of offering costs.
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

Income Taxes
The Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for U.S. federal income tax purposes, for the tax periods ended December 31, 2021 and December 31, 2022. The Company intends to elect to be treated as a RIC under Subchapter M of the Code for the tax period ending December 31, 2023, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company would intend to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. The Company may be subject to regular federal and state corporate income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that the Company elects to recognize upon RIC election or when recognized over the next five taxable years.
The Company is subject to a nondeductible 4% U.S. federal excise tax on its undistributed income, unless it timely distributes (or is deemed to have timely distributed) an amount equal to the sum of (1) 98% of ordinary income for each calendar year, (2) 98.2% of the amount by which capital gains exceeds capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year, and (3) any income and gains recognized, but not distributed, from the previous years. While the Company intends to distribute any income and capital gains to avoid imposition of this 4% U.S. federal excise tax, it may not be successful in avoiding entirely the imposition of this tax. In that case, the Company will be liable for the tax only on the amount by which it does not meet the foregoing distribution requirement.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through March 31, 2023.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 at any time after March 12, 2020 but no later than December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December, 2022, the FASB issued a new Accounting Standards Update ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” that extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The Company is currently evaluating the impact of adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements. The Company does not expect this guidance to impact the consolidated financial statements and disclosures.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$107,048	94.2%	$106,955	94.2%
Equity	4,881	4.3%	5,000	4.4%
Subordinated debt	1,737	1.5%	1,587	1.4%
Warrants	—	—%	—	—%
Total	$113,666	100.0%	$113,542	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$78,221	92.5%	$78,156	92.7%
Equity	4,631	5.5%	4,631	5.5%
Subordinated debt	1,693	2.0%	1,556	1.8%
Warrants	—	—%	—	—%
Total	$84,545	100.0%	$84,343	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2023 and December 31, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2023
	Amortized Cost		Fair Value
Mid-Atlantic	$38,630	33.9%	$38,220	33.6%
Gulf Coast	28,514	25.1%	28,673	25.3%
Southeast	22,681	20.0%	22,808	20.1%
Great Lakes	15,862	14.0%	15,862	14.0%
Four Corners	7,979	7.0%	7,979	7.0%
Total	$113,666	100.0%	$113,542	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Mid-Atlantic	$35,171	41.6%	$34,792	41.3%
Gulf Coast	28,667	33.9%	28,844	34.1%
Southeast	20,707	24.5%	20,707	24.6%
Total	$84,545	100.0%	$84,343	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Amortized Cost		Fair Value
Commercial Services & Supplies	$41,022	36.2%	$40,738	35.9%
Media	25,361	22.3%	25,521	22.5%
Construction & Engineering	43,811	38.5%	43,811	38.6%
Hotels, Restaurants & Leisure	3,472	3.0%	3,472	3.0%
Total	$113,666	100.0%	$113,542	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$39,024	46.2%	$38,647	45.8%
Media	25,509	30.2%	25,684	30.5%
Construction & Engineering	20,012	23.6%	20,012	23.7%
Total	$84,545	100.0%	$84,343	100.0%
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
The Company has engaged an independent third-party valuation provider, which performs valuation procedures to arrive at estimated valuation ranges of the investments on a quarterly basis. Investments that have been completed within the past three months are fair valued approximating cost unless there has been a material event since the completion date. If there has been a material event or material information that was not known as of the close of the transaction, the independent third-party valuation provider provides an independent valuation range. The types of valuation methodologies employed by the third-party valuation provider include discounted cash flow, recent financing and enterprise value valuation methodologies.
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
The consolidated financial statements include portfolio investments at fair value of $113,542 and $84,343 as of March 31, 2023 and December 31, 2022, respectively. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of March 31, 2023 and December 31, 2022.

The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$106,955	$106,955
Subordinated Debt	—	—	1,587	1,587
Equity	—	—	5,000	5,000
Warrants	—	—	—	—
Total Investments	$—	$—	$113,542	$113,542

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$78,156	$78,156
Subordinated Debt	—	—	1,556	1,556
Equity	—	—	4,631	4,631
Warrants	—	—	—	—
Total Investments	$—	$—	$84,343	$84,343
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2023:

	For the three months ended March 31, 2023
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Warrants	Total Investments
Balance as of December 31, 2022	$78,156	$1,556	$4,631	$—	$84,343
Purchases of investments and other adjustments to cost	29,079	43	250	—	29,372
Proceeds from sales and repayments of investments	(331)	—	—	—	(331)
Net realized gain (loss)	—	—	—	—	—
Net accretion of discount on investments	80	—	—		80
Net change in unrealized gain (loss) on investments	(29)	(12)	119	—	78
Balance as of March 31, 2023	$106,955	$1,587	$5,000	$—	$113,542
For the three months ended March 31, 2023 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on March 31, 2023 was $78 as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2023.
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

The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2023 and December 31, 2022.

					Range
	Fair Value, as of March 31, 2023	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$106,955	Discounted Cash Flow	Discount Rate	12.4%	10.6%	13.7%
Subordinated Debt	1,587	Discounted Cash Flow	Discount Rate	16.5%	16.0%	17.0%
Equity	5,000	Comparable Multiples	EV/EBITDA	7.5x	7.3x	7.8x
Warrants	—	Comparable Multiples	EV/EBITDA	8.8x	8.5x	9.0x
Total Level 3 Assets	$113,542

					Range
	Fair Value, as of December 31, 2022	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$78,156	Discounted Cash Flow	Discount Rate	12.8%	10.9%	14.7%
Subordinated Debt	1,556	Discounted Cash Flow	Discount Rate	16.3%	16.0%	16.5%
Equity	4,631	Comparable Multiples	EV/EBITDA	8.0x	8.0x	8.0x
Warrants	—	Comparable Multiples	EV/EBITDA	8.75x	8.5x	9.0x
Total Level 3 Assets	$84,343
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

Note 5. Debt
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% or 150%, subject to receipt of certain approvals and compliance with certain disclosure requirements, immediately after each such issuance. Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase.
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
As of March 31, 2023 and December 31, 2022, the Company had $20.0 million and $31.5 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three months ended March 31, 2023 and March 31, 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Interest expense	166	—
Non-usage fee (1)	22	5
Amortization of financing costs	69	28
Weighted average stated interest rate	6.46%	—%
Weighted average outstanding balance (2)	$10,422	$—
(1) Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2) The Company's initial borrowing occurred on June 29, 2022.

SBA Debentures
SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital in SBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of March 31, 2023, we had funded SBIC LP with $37.0 million of regulatory capital, and have no SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

SBICs are designed to stimulate the flow of capital to eligible small businesses and are prohibited from investing in companies outside of the United States. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S. federal income taxes not exceeding $8.0 million for the two most recent fiscal years. In addition, an SBIC must devote 25.0% of its investment activity to ‘‘smaller enterprises’’ as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual net income after U.S. federal income taxes not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.
SBIC LP is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that SBIC LP will receive SBA guaranteed debenture funding, which is dependent upon SBIC LP continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.

Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (the “Macquarie Transaction”).

The Company entered into a repurchase agreement on March 15, 2023 which was collateralized by the Company’s term loan to Synergi, LLC. Interest under this Repurchase Obligations was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. As of March 31, 2023 the Company had a repurchase obligation loan payable balance of $20,048 to Macquarie which is included in Secured borrowings on the Consolidated Statements of Assets and Liabilities.
The following table shows the loans held as collateral against the loan payable to Macquarie as of March 31, 2023, as well as the applicable trigger date and fee rate:

Investment Name	Par Amount	Purchase Date	Trigger Date	Purchase Price	Daily Fee (BPS)	Accrued fees
Repurchase Obligation	$20,250	3/15/2023	6/13/2023	99.0%	0.00023773	$81
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Repurchase Obligation for the three months ended March 31, 2023 and March 31, 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Interest expense	81	—
Weighted average stated interest rate	8.67%	—%
Weighted average outstanding balance	$3,787	$—

The facilities of the Company consist of the following:

	March 31, 2023			December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$20,000	$18,400	$38,400	$31,500	$6,900
Repurchase Obligation	20,048	20,048	—	—	—	—
Total	$58,448	$40,048	$18,400	$38,400	$31,500	$6,900
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
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred Management Fee expense of $256 and $0, respectively. As of March 31, 2023 and December 31, 2022, $256 and $167, respectively, remained payable.
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
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred Income-Based Fee of $196 and $0, respectively. As of March 31, 2023 and December 31, 2022, $196 and $0, respectively, remained payable.
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
For the three months ended March 31, 2023 and March 31, 2022, there were no Capital Gains Fees incurred.
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

For the three months ended March 31, 2023 and March 31, 2022, the Administrator incurred $177 and $0, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, $177 and $550, respectively, were unpaid and included in Administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee were charged to the Company prior to the Company’s commencement of operations.
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
Due to Affiliates
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of March 31, 2023 and December 31, 2022, $322 and $120, respectively, were included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses, that were paid by the Administrator on behalf of the Company.
Expense Support and Conditional Reimbursement Agreement
On December 30, 2021, the Company entered into an expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser. The Adviser may elect to pay certain Company expenses on the Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

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
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by the Company in the future (in such cases, such Expense Payment becomes a Reimbursement Payment). As of March 31, 2023 and December 31, 2022, the Company did not have an obligation to repay Expense Payments to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities.
Note 7. Commitments and Contingencies
As of March 31, 2023 and December 31, 2022, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as delayed draw commitments. As of March 31, 2023 and December 31, 2022, the fair value of unfunded commitments held by the Company was $(115) and $(109), respectively, as shown on the Consolidated Schedule of Investments. The Company had the following unfunded commitments to fund delayed draw loans as of the indicated dates:

	Par Value as of March 31, 2023	Par Value as of December 31, 2022
Unfunded delayed draw and revolving senior secured loans	$11,235	$12,995
Total unfunded commitments	$11,235	$12,995

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
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred $80 and $8, respectively, of directors’ fees expenses, which were paid by a related party of the Adviser and are included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share, for the three months ended March 31, 2023 and March 31, 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$1,191	$(223)
Weighted average common shares outstanding	6,782,444	700
Earnings (loss) per common share (basic and diluted):	$0.18	$(318.25)
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
As of March 31, 2023 and December 31, 2022, the Company had received capital commitments totaling $196.6 million, $146.5 million, respectively, for the private placement of the Company's common stock, of which $68.9 million and $73.9 million, respectively, was unfunded. Subsequent to March 31, 2023 the Company closed on additional capital commitments, bringing the total amount of capital commitments to $203.2 million.

Share Issuance Date	Shares Issued	Amount
January 26, 2023	2,510,396	$37,129
March 28, 2023	1,188,592	17,746
Total	3,698,988	$54,875
Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The Company intends to elect to be taxed as a RIC under the Code for its taxable year ending December 31, 2023, and for future taxable years. The Company will be required to distribute dividends each tax year as a RIC to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.

Note 10. Tax Matters
The Company is subject to the U.S. federal income tax rules and filing requirements. The Company is expected to have minimal or no income subject to tax and therefore no provision has been included for taxes due. The Company intends to elect to be treated, and qualify annually thereafter, as a RIC under Subchapter M of the Code. As a result, the Company generally does not expect to be subject to U.S. federal income taxes. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2023.
In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end of December 31.
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate.
As of March 31, 2023, the Company had a short-term limited capital loss carryforward from its prior C-corporation tax year end that can be used to offset future capital gains for 5 years.
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The Company has not paid any distributions through March 31, 2023.
The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes (in thousands):

	March 31, 2023	December 31, 2022
Tax cost	$113,666	$84,545
Gross unrealized appreciation	$308	$177
Gross unrealized depreciation	(432)	(379)
Net unrealized investment appreciation / (depreciation) on investments	$(124)	$(202)
The Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for U.S. federal income tax purposes, for the tax periods ended December 31, 2021 and December 31, 2022.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of December 31, 2022 are as follows:

For the year ended December 31, 2022
Deferred tax assets:
Net operating loss carryforward	$101
Capital loss carryforward	28
Net unrealized loss on investments	51
Organizational costs	31
Valuation allowance	(211)
Total deferred tax assets	—
Deferred tax liabilities:
Total deferred tax liabilities	—
Net deferred tax assets and liabilities	$—

The Company’s income tax provision consists of the following as of December 31, 2022:

For the year ended December 31, 2022
Current tax (expense)/benefit:
Federal	$—
State and Local	—
Total current tax (expense)/benefit	—

Deferred tax (expense)/benefit:
Federal	175
State and Local	36
Valuation allowance	(211)
Total deferred tax (expense)/benefit	—

Total income tax (expense)/benefit	$—

Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the year ended December 31, 2022, as follows:

For the year ended December 31, 2022
Income tax benefit at federal statutory rate (21%)	$100
State and local income tax benefit (net of federal detriment)	21
Prior year net operating loss carryforward	97
Organizational costs	33
Permanent differences	(40)
Valuation allowance	(211)
Total income tax (expense)/benefits	$—
At December 31, 2022, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments. Through the consideration of these factors, the Company determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset for the year ended December 31, 2022. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.
As of December 31, 2022, the Company had a net operating loss carryforward for federal income tax purposes of $397. This net operating loss may be carried forward indefinitely but would not be useable to offset income in taxable years in which the Company qualifies as a RIC.
As of December 31, 2022, the Company had a short term capital loss carryforward of $111.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the three months ended March 31, 2023 and March 31, 2022:

Per Common Share Data:(1)	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Net asset value, beginning of period	$14.60	$(720.91)
Net investment income (loss)	0.16	(318.25)
Net realized and unrealized gain (loss)	0.02	0.01
Net increase (decrease) in net assets resulting from operations	0.18	(318.24)
Initial issuance of Common Stock	—	—
Effect of offering price of subscriptions (2)	0.06	—
Net asset value, end of period	$14.84	$(1,039.15)

Total return based on NAV(3)	1.64%	(7027.72)%
Common shares outstanding, end of period	8,615,542	700
Weighted average shares outstanding	6,782,444	700
Net assets, end of period	$127,848	$(727)

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets	6.04%	(212.15)%
Ratio of expenses to average net assets	7.19%	212.15%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	3.99%	212.15%
Weighted average debt outstanding(5)	$14,209	N/A
Total debt outstanding	$40,048	N/A
Asset coverage ratio per unit	$4,192	N/A
Portfolio turnover	—%	N/A
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through March 31, 2023 and March 31, 2022.
(2)Increase (decrease) is due to the offering price of subscriptions during the period (See note 9).
(3)Total return is based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(4)Annualized, except for organizational expenses, which are non-recurring.
(5)The Company's initial borrowing occurred on June 29, 2022.
Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. Other than the subsequent event disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements.
On April 21, 2023, the board of directors of the Company declared a distribution to common stockholders in the amount of $0.15 per share. The dividend will be payable on or around May 15, 2023 to stockholders of record as of April 21, 2023.
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
• Plains Region: Iowa, Kansas, Missouri, Montana, Nebraska, North Dakota, South Dakota and Wyoming
• Southeast Region: Alabama, Georgia, Florida, Mississippi and the territory of Puerto Rico
We were formed as a Delaware limited liability company on February 19, 2021. Prior to the Effective Date, we elected to be regulated as a BDC under the 1940 Act. For U.S. federal income tax purposes, we were taxed as a corporation for the period from February 19, 2021 (date of inception) through December 31, 2022 and for future tax years until we qualify to be taxed as a RIC. We intend to be treated, and continue to qualify annually, as a RIC under Subchapter M of the Code, beginning with the taxable year in which we qualify for such treatment. No assurance can be provided that we will qualify as a RIC for any taxable year. Prior to the Effective Date and to our election to be regulated as a BDC, we completed a conversion under which Lafayette Square USA, Inc. (then known as Lafayette Square Empire BDC, Inc.) succeeded to the business of Lafayette Square Empire BDC, LLC, and the sole member of Lafayette Square Empire BDC, LLC became the stockholder of Lafayette Square Empire BDC, Inc. On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire BDC, Inc.” to “Lafayette Square USA, Inc.,” effective May 16, 2022. As a BDC, we must comply with certain regulatory requirements. When we qualify as an RIC there will be additional regulatory requirements we must comply with as well. See “Item 1. Business — Regulation as a Business Development Company” and “Item1. Business — Certain U.S. Federal Income Tax Considerations.”
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
Expenses
We expect our primary annual operating expenses to include advisory fees and the reimbursement of expenses under our investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 and amended and restated as of June 22, 2022 (and as may be further amended, the “Investment Advisory Agreement”) and our Administration Agreement, respectively. We also bear other expenses, which include:
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
Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the three months ended March 31, 2023. There were no investments as of March 31, 2022. (information presented herein is at amortized cost unless otherwise indicated):

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Total Investments, beginning of period	$84,545	$—
New investments purchased	29,372	—
Net accretion of discount on investments	80	—
Net realized gains (losses) on investments	—	—
Investments sold or repaid	(331)	—
Total Investments, end of period	$113,666	$—

Portfolio companies, at beginning of period	5	—
Number of new portfolio companies	4	—
Portfolio companies, at end of period	9	—
As of March 31, 2023 and December 31, 2022, the Company’s investments consisted of the following:

	March 31, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$107,048	94.2%	$106,955	94.2%
Equity	4,881	4.3%	5,000	4.4%
Subordinated debt	1,737	1.5%	1,587	1.4%
Warrants	—	—%	—	—%
Total	$113,666	100.0%	$113,542	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$78,221	92.5%	$78,156	92.7%
Equity	4,631	5.5%	4,631	5.5%
Subordinated debt	1,693	2.0%	1,556	1.8%
Warrants	—	—%	—	—%
Total	$84,545	100.0%	$84,343	100.0%
The table below describes investments by industry composition based on fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Amortized Cost		Fair Value
Commercial Services & Supplies	$41,022	36.2%	$40,738	35.9%
Media	25,361	22.3%	25,521	22.5%
Construction & Engineering	43,811	38.5%	43,811	38.6%
Hotels, Restaurants & Leisure	3,472	3.0%	3,472	3%
Total	$113,666	100.0%	$113,542	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$39,024	46.2%	$38,647	45.8%
Media	25,509	30.2%	25,684	30.5%
Construction & Engineering	20,012	23.6%	20,012	23.7%
Total	$84,545	100.0%	$84,343	100.0%
The weighted average yields at amortized cost and fair value of our portfolio as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022
Weighted Average Yield(1)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt(2)	13.0%	13.0%	13.1%	13.1%
Subordinated debt	14.0%	15.3%	14.0%	15.3%
Total	13.0%	13.0%	13.1%	13.2%
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

	March 31, 2023	December 31, 2022
Number of portfolio companies	9	5
Percentage of performing debt bearing a floating rate (1)	98.5%	98.0%
Percentage of performing debt bearing a fixed rate (1)(2)	1.5%	2.0%
Weighted average spread over LIBOR of all accruing floating rate investments	7.5%	8.0%
Weighted average leverage (net debt/EBITDA) (3)	3.1x	2.8x
Weighted average interest coverage (3)	3.0x	2.8x
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
The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—	$—	—
2	113,542	100.0%	84,343	100.0%
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$113,542	100.0%	$84,343	100.0%

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
Income taxes
For the three months ended March 31, 2023 and for the year ended December 31, 2022, the Company was subject to tax as a corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation and consequently, no such taxes were accrued for the three months ended March 31, 2023 and for the year ended December 31, 2022. The Company expects to elect to be subject to tax as a RIC for its taxable year ending December 31, 2023 (or as soon thereafter as is reasonably practicable), and to maintain such election in future taxable years. There is no guarantee that the Company will qualify to make such an election for any taxable year. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. The Company would also have to distribute earnings and profits accumulated during the period it was taxed as a regular corporation. The Company intends to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders
Depending on the level of taxable income earned in a tax year, a RIC may determine to retain taxable income in excess of current year dividend distributions and distribute such taxable income in the next tax year. A RIC may then be required to incur a 4% excise tax on such income. To the extent that the RIC determines that its estimated current year annual taxable income, determined on a calendar year basis, could exceed estimated current calendar year dividend distributions, the RIC accrues excise tax, if any, on estimated excess taxable income as taxable income is earned.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized tax benefits or unrecognized tax liabilities related to uncertain income tax positions as of and through March 31, 2023 and December 31, 2022.

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
•the Adviser's Valuation Committee then determines fair value marks for each of our portfolio investments; and
•the Board and Audit Committee periodically reviews the valuation process and provides oversight in accordance with the requirements of Rule 2a-5 under the 1940 Act.
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

Results of Operations
The following table represents the operating results for the three months ended March 31, 2023 and March 31, 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Total investment income	$3,256	$—
Net expenses	2,143	223
Net investment income (loss)	1,113	(223)
Net realized gains (losses) on investments	—	—
Net change in unrealized gains (losses)	78	—
Net increase (decrease) in net assets resulting from operations	$1,191	$(223)
Investment Income
The composition of the Company’s investment income was as follows:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Investment income
Interest income	$3,251	$—
Fee income	5	—
Total investment income	$3,256	$—
Expenses
Expenses for the three months ended March 31, 2023 and March 31, 2022, consisted of $234 and $12, respectively, in initial organizational costs for which we are required to reimburse Lafayette Square upon the commencement of our operations in accordance with the Administration Agreement. As of March 31, 2023 and December 31, 2022, the Adviser has incurred $309 (since inception) and $151, respectively of offering costs, that it expects to be reimbursable by the Company.

The composition of the Company’s expenses was as follows for the three months ended March 31, 2023 and March 31, 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
General and administrative expenses	$643	$135
Interest and financing expenses	338	33
Management fee	256	—
Administrative services fee	177	—
Organizational costs	234	12
Incentive fee	196	—
Professional fees	143	35
Directors' fees	80	8
Offering expenses	76	—
Total expenses	2,143	223

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
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred Management Fee expense of $256 and $0, respectively. As of March 31, 2023 and December 31, 2022, $256 and $167, respectively, remained payable.

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
For the three months ended March 31, 2023 and March 31, 2022, the Company incurred Income-Based Fee of $196 and $0, respectively. As of March 31, 2023 and December 31, 2022, $196 and $0, respectively, remained payable. For the three months ended March 31, 2023 and March 31, 2022, there were no Capital Gains Fees incurred.
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
For the three months ended March 31, 2023 and March 31, 2022, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of March 31, 2023 and December 31, 2022, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2023 and March 31, 2022, the Administrator incurred $177 and $0, respectively, in fees under the Administrative Agreement, which are included in administrative service fee in the accompanying Consolidated Statements of Operations. As of March 31, 2023 and December 31, 2022, $177 and $550 were unpaid and included in Administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities.
Expense Support and Conditional Reimbursement Agreement
On December 30, 2021, we entered into an expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an “Expense Payment”), so long as no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
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
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by us in the future. As of March 31, 2023 and December 31, 2022, we did not have an obligation to repay Expense Payments to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities.
Capital Resources and Borrowings
As of March 31, 2023 and December 31, 2022, we have received signed Subscription Agreements totaling approximately $309.5 million and $285.8 million, respectively. However, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $196.6 million and $146.5 million, respectively. Subsequent to quarter end, we closed on additional capital commitments, bringing the total amount of closed capital commitments to $203.2 million. We will continue to hold additional closings subsequent to the Initial Closing.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three months ended March 31, 2023 and March 31, 2022:

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Interest expense	166	—
Non-usage fee (1)	22	5
Amortization of financing costs	69	28
Weighted average stated interest rate	6.46%	—%
Weighted average outstanding balance (2)	$10,422	$—
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2)    Our initial borrowing occurred on June 29, 2022.

Repurchase Obligations

In order to finance certain investment transactions, we may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby we sell to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold (the “Macquarie Transaction”).

We entered into a repurchase agreement on March 15, 2023 which was collateralized by the Company’s term loan to Synergi, LLC. Interest under this Repurchase Obligations was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. As of March 31, 2023 the Company had a repurchase obligation loan payable balance of $20,048 to Macquarie which is included in Secured borrowings on the Consolidated Statements of Assets and Liabilities.
The following table shows the loans held as collateral against the loan payable to Macquarie as of March 31, 2023, as well as the applicable trigger date and fee rate:

Investment Name	Par Amount	Purchase Date	Trigger Date	Purchase Price	Daily Fee (BPS)	Accrued fees
Repurchase Obligation	$20,250	3/15/2023	6/13/2023	99.0%	0.00023773	$81
Our facilities consist of the following:

	March 31, 2023			December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$20,000	$18,400	$38,400	$31,500	$6,900
Repurchase Obligation	20,048	20,048	—	—	—	—
Total	$58,448	$40,048	$18,400	$38,400	$31,500	$6,900

Revolving Facility
While we do not currently have a revolving credit facility, we may, in future, enter into a revolving credit facility with various lenders (a “Revolving Facility”) to complement the Subscription Facility. Proceeds of such Revolving Facility may be used for general corporate purposes, including the funding of portfolio investments. While we cannot provide any assurances regarding the terms of any Revolving Facility we may enter into, we expect a Revolving Facility to provide for a three-year revolving period and have a maturity date of up to five years from the closing date of the Revolving Facility (which could be extended in connection with an extension of the revolving period). Subject to certain exceptions, a Revolving Facility would be expected to be secured by a first lien security interest in substantially the entire portfolio of investments held by us. A Revolving Facility is expected to include customary covenants, including certain financial covenants related to asset coverage, net worth and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. The maximum principal amount available under a Revolving Facility is expected to be based on certain advance rates multiplied by the value of our portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that we may incur in accordance with the terms of the Revolving Facility.

SBA Debentures

On February 1, 2023, our wholly owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”) received a license (made effective as of January 27, 2023) from the SBA to operate as an SBIC under Section 301(c) of the Small Business Investment Act of 1958, as amended. SBIC LP has an investment strategy substantially similar to ours and makes similar types of investments in accordance with SBA regulations. SBIC LP and its general partner are consolidated for U.S. GAAP reporting purposes, and the portfolio investments held by it are included in the consolidated financial statements.

SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital of SBIC LP) that is paid in and is subject to the issuance of a capital commitment by the SBA and is subject to customary regulatory requirements and procedures, including, but not limited to, periodic examination by the SBA. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. The March 2023 issuance of SBA debentures was at a fixed rate of 5.168%. This interest rate is currently lower than other typical market-based borrowing strategies which usually charge 3-month SOFR (4.909% as of 3/31/23) plus a meaningful interest spread.

SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital, subject to receiving a capital commitment from the SBA and being examined by the SBA subsequent to licensing. As of March 31, 2023, we had funded SBIC LP with $37.0 million of equity capital, and have no SBA-guaranteed debentures outstanding. Lafayette Square’s SBIC license allows access to 10-year financing for qualifying investments through the SBA debenture program with a permitted leverage ratio of debt-to-equity of up to two-to-one. The SBA issues a trust certificate debenture twice a year (in March and September), which establishes the fixed interest rate for this borrowing.

SBICs are designed to stimulate the flow of private capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S. federal income taxes not exceeding $8.0 million for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment activity to ‘‘smaller enterprises” as defined by the SBA. A smaller enterprise is one that has a tangible net worth not exceeding $6.0 million and has average annual net income after U.S. federal income taxes not exceeding $2 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBIC LP is subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not ensure that SBIC LP will receive SBA guaranteed debenture funding, which is dependent upon SBIC LP continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to SBIC LP’s assets over our stockholders in the event we liquidate SBIC LP or the SBA exercises its remedies under the SBA-guaranteed debentures issued by SBIC LP upon an event of default.

We have applied for exemptive relief from the SEC to permit us to exclude the senior securities of SBIC LP and any future SBIC subsidiaries of the Company from the definition of “senior securities” in the 150% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 150% asset coverage ratio limitation, we are permitted to borrow two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities issued by us or loans obtained by us. If we receive this exemptive relief from the SEC, we will have increased capacity (based on the paid-in capital available to the SBIC) to fund up to $175.0 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures, in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 150% asset coverage ratio limitation would allow us to incur.

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2023 and December 31, 2022, we were not party to any off-balance sheet arrangements.

Recent Developments
On April 4, 2023, the Company invested in a senior secured first lien term loan in Salt Dental Collective, LLC, with a term loan funded commitment of $8,000, bearing an interest rate of 1M Term SOFR + CSA + 7.50%, maturing on February
15, 2028.

On May 1, 2023, the SBIC LP invested in a senior secured first lien term loan in Dartpoints Operating Company, LLC, with a term loan funded commitment of $3,425, bearing an interest rate of 3M Term SOFR + CSA + 9.19%, maturing on May 14, 2026.

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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2023 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of March 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	March 31, 2023
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$3,246	$(1,201)	$2,045
Up 200 basis points	$2,164	$(801)	$1,363
Up 100 basis points	$1,082	$(400)	$682
Down 100 basis points	$(1,082)	$400	$(682)
Down 200 basis points	$(2,164)	$801	$(1,363)
Down 300 basis points	$(3,246)	$1,201	$(2,045)

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of March 31, 2023, our internal control over financial reporting is effective based on those criteria.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended March 31, 2023, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties could have a material adverse effect on us, the Adviser and our portfolio companies.

Cash not held in custody accounts and held by us, our Adviser and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts could, at times, exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we, our Adviser, or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limits. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our, our Adviser’s and our portfolio companies’ business, financial condition, results of operations, or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the three months ended March 31, 2023 were reported in our current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

Not applicable.

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).
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

Lafayette Square USA, Inc.

Date: May 12, 2023	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: May 12, 2023	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer