Form 10-Q
period 2023-06-30
Lafayette Square USA, Inc.
filed 2023-08-09
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2023, the Registrant had 13,038,253 shares of common stock, $0.001 par value per share, outstanding.

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
•the potential benefits of obtaining a license to operate a wholly owned specialized small business investment company (“SSBIC”) subsidiary and whether the SBA ultimately issues the SSBIC license and the timing thereof; and

•our ability to qualify for and maintain our qualification as a regulated investment company (a “RIC”) and as a business development company (a “BDC”).

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

Part I. Financial Information
Item1. Financial Statements
Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except share and per share data or otherwise noted)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $105,480 and $63,838 as of June 30, 2023 and December 31, 2022, respectively)	$105,465	$63,636
Non-controlled/affiliated investments at fair value (amortized cost of $27,170 and $20,707 as of June 30, 2023 and December 31, 2022, respectively)	27,225	20,707
Cash and cash equivalents	67,731	20,687
Deferred financing costs	201	306
Deferred offering costs	—	151
Interest receivable	273	90
Other assets	380	—
Total assets	$201,275	$105,577

Liabilities
Secured borrowings (see Note 5)	$4,000	$31,500
Accounts payable and accrued expenses	2,234	1,135
Distributions payable	1,297	—
Due to affiliate	340	120
Management fee payable (see Note 6)	348	167
Interest and financing payable	153	323
Incentive fee payable (see Note 6)	318	—
Administrative services fee payable (see Note 6)	143	550
Total liabilities	8,833	33,795
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 13,038,253 and 4,916,554 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively)	13	5
Paid-in capital in excess of par	193,022	72,610
Distributable earnings (losses)	(593)	(833)
Total net assets	192,442	71,782
Total liabilities and net assets	$201,275	$105,577

Net asset value per common share	$14.76	$14.60
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except share and per share data or otherwise noted)

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$3,056	$21	$5,645	$21
Fee income	5	—	10	—
Interest income from non-controlled/affiliated investments:
Cash	728		1,390	—
Fee income	—		—	—
Interest from cash and cash equivalents	545	—	$545	—
Total investment income	4,334	21	7,590	21

Expenses:
General and administrative expenses	$678	$141	$1,321	$276
Interest and financing expenses (see Note 5)	548	61	886	95
Management fee (see Note 6)	348	2	604	2
Administrative services fee (see Note 6)	172	12	349	12
Organizational costs (See Note 2)	52	10	286	22
Incentive fee (see Note 6)	319	—	515	—
Professional fees	259	78	402	112
Directors' fees	80	8	160	16
Offering expenses	75	3	151	3
Total expenses, before expense support reimbursement	2,531	315	4,674	538
Expense support reimbursement (see Note 6)	329	(227)	329	(227)
Total expenses, including expenses support reimbursement	2,860	88	5,003	311
Net investment income (loss)	1,474	(67)	2,587	(290)

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except share and per share data or otherwise noted)

Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	236	129	187	129
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	(72)		55	—
Total net change in unrealized gains (losses) on investments	164	129	242	129
Net increase (decrease) in net assets resulting from operations	$1,638	$62	$2,829	$(161)
Weighted average common shares outstanding	10,859,486	77,495	8,832,228	39,310
Net investment income (loss) per common share (basic and diluted)	0.14	(0.86)	0.29	(7.37)
Earnings (loss) per common share (basic and diluted)	0.15	0.80	0.32	(4.09)
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at March 31, 2023	8,615,542	$9	$127,481	$358	$127,848
Capital transactions:
Issuance of common stock	4,392,543	4	65,093	—	65,097
Reinvestment of stockholder distributions	30,168	—	448	—	448
Net increase in net assets from capital transactions	4,422,711	4	65,541	—	65,545
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	1,474	1,474
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized gain (losses)	—	—	—	164	164
Total increase (decrease) in net assets resulting from operations	—	—	—	1,638	1,638
Distributions to stockholders from:
Distributable earnings	—	—	—	(2,589)	(2,589)
Total distributions to stockholders	—	—	—	(2,589)	(2,589)
Total increase (decrease) in net assets for the three months ended June 30, 2023	4,422,711	4	65,541	(951)	64,594
Balance, June 30, 2023	13,038,253	$13	$193,022	$(593)	$192,442
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at March 31, 2022	700	$—	$11	$(738)	$(727)
Issuance of common stock	1,747,083	2	26,204	—	26,206
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(67)	(67)
Net change in unrealized gain (losses)	—	—	—	129	129
Total increase (decrease) for the three months ended June 30, 2022	1,747,083	2	26,204	62	26,268
Balance, June 30, 2022	1,747,783	$2	$26,215	$(676)	$25,541

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2022	4,916,554	$5	$72,610	$(833)	$71,782
Capital transactions:
Issuance of common stock	8,091,531	8	119,964	—	119,972
Reinvestment of stockholder distributions	30,168	—	448	—	448
Net increase in net assets from capital transactions	8,121,699	8	120,412	—	120,420
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,587	2,587
Net change in unrealized gain (losses)	—	—	—	242	242
Total increase (decrease) in net assets from operations	—	—	—	2,829	2,829
Distributions to stockholders from:
Distributable earnings	—	—	—	(2,589)	(2,589)
Total distributions to stockholders	—	—	—	(2,589)	(2,589)
Total increase (decrease) in net assets for the six months ended June 30, 2023	8,121,699	8	120,412	240	120,660
Balance, June 30, 2023	13,038,253	$13	$193,022	$(593)	$192,442
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2021	700	$—	$11	$(515)	$(504)
Issuance of common stock	1,747,083	2	26,204	—	26,206
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(290)	(290)
Net change in unrealized gain (losses)	—	—	—	129	129
Total increase (decrease) for the six months ended June 30, 2022	1,747,083	2	26,204	(161)	26,045
Balance, June 30, 2022	1,747,783	$2	$26,215	$(676)	$25,541
* Less than $1 as of December 31, 2021 and March 31, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$2,829	$(161)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(242)	(129)
Purchases of investments	(48,737)	(40,837)
Net accretion of discount on investments	(174)	(2)
Proceeds from sales and repayments of investments	806	138
Amortization of deferred financing costs	169	—
Changes in operating assets and liabilities:
Interest receivable	(183)	(10)
Deferred offering costs	151	(35)
Other assets	(380)	—
Accounts payable and accrued expenses	1,099	390
Management fee payable	181	2
Incentive fee payable	318	—
Administrative services fee payable	(407)	—
Interest and financing payable	(170)	11
Due to affiliate	220	525
Net cash provided by (used in) operating activities	(44,520)	(40,108)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	119,972	26,206
Distributions paid	(844)	—
Proceeds from secured borrowings	54,048	17,000
Repayments of secured borrowings	(81,548)	—
Deferred financing costs	(64)	(397)
Net cash provided by (used in) financing activities	91,564	42,809

Net increase (decrease) in cash and cash equivalents	47,044	2,701
Cash and cash equivalents at beginning of period	20,687	8
Cash and cash equivalents at end of period	$67,731	$2,709

Supplemental information:
Interest expense paid	$477	$—
Shares issued from dividend reinvestment plan	$448	$—
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
June 30, 2023
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

Company (1)(2)(3)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+7.00%	12.52%	12/18/2026	$3,191	$3,147	$3,148	1.6%
							3,147	3,148	1.6%
ZWR Holdings, Inc.	(6)(7)(8)	First lien senior secured loan	L+6.45%	11.97%	5/15/2026	3,964	3,943	3,862	2.0%
ZWR Holdings, Inc.	(6)(7)	First lien senior secured loan	L+6.45%	11.97%	5/15/2026	10,054	9,992	9,853	5.1%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)	14.00%	2/16/2027	1,780	1,780	1,651	0.9%
ZWR Holdings, Inc.		Warrants				24,953	—	—	—%
							15,715	15,366	8.0%
							18,862	18,514	9.6%
Construction & Engineering
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+6.75%	11.67%	7/02/2027	8,179	7,943	7,943	4.1%
Synergi, LLC	(6)(7)	First lien senior secured loan	S+7.50%	13.00%	12/17/2027	20,149	19,972	20,149	10.5%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+7.50%	13.00%	12/17/2027	—	(34)	—	—%
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+5.50%	10.77%	4/19/2026	10,952	10,849	10,857	5.6%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+6.25%	11.06%	5/25/2029	3,591	3,539	3,539	1.8%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+6.25%	11.30%	5/25/2029	4,489	4,421	4,421	2.3%
							46,690	46,909	24.3%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)	First lien senior secured loan	S+7.50%	12.69%	2/15/2028	7,980	7,866	7,866	4.1%
							7,866	7,866	4.1%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+7.00%	12.51%	1/25/2024	3,500	3,476	3,476	1.8%
							3,476	3,476	1.8%
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9)	First lien senior secured loan	S+9.39%	14.54%	5/14/2026	3,425	3,374	3,374	1.8%
							3,374	3,374	1.8%
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+8.45%	13.86%	12/3/2026	4,181	4,146	4,176	2.2%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+8.45%	13.86%	12/3/2026	21,175	21,066	21,150	11.0%
							25,212	25,326	13.2%
Total non-controlled/non-affiliated investments							105,480	105,465	54.8%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)	First lien senior secured loan	S+9.00%	14.50%	10/07/2027	19,021	18,880	18,856	9.8%
GK9 Global Companies, LLC	(6)(7)(8)	First lien senior secured loan	S+9.00%	14.50%	10/07/2027	3,442	3,409	3,369	1.8%
GK9 Global Companies, LLC		Equity				14,364	4,881	5,000	2.6%
							27,170	27,225	14.2%
Total non-controlled/affiliated investments							27,170	27,225	14.2%
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
June 30, 2023
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

Total Portfolio Investments	$132,650	$132,690	69.0%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement".
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $192,442 as of June 30, 2023.
(6)	Loan includes interest rate floor feature.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the London InterBank Offered Rate ("LIBOR" or “L”), the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2023. As of June 30, 2023, the reference rates for our variable rate loans were the 90-day LIBOR at 5.55%, 90-day SOFR at 5.00% and 30-day SOFR at 5.07%.

(8)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2023:

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ZWR Holdings, Inc.	0.50%	Delayed Draw Term Loan	5/15/2026	$1,141	$(23)
GK9 Global Companies, LLC	0.50%	Delayed Draw Term Loan	10/07/2027	4,880	(42)
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	—
				$9,771	$(65)

(9)				The Company categorized its unitranche loan as First Lien Senior Secured Loan. The First Lien Senior Secured Loan is comprised of two components: a first out tranche (“First Out”) and last out tranche (“Last Out”). The Company syndicates the First Out tranche and retains the Last Out tranche. The First Out and Last Out tranches have the same maturity date. Interest disclosed reflects the contractual rate of First Lien Senior Secured Loan. The First Out tranche has priority as to the Last Out tranche with respect to payments of principal, interest and any amounts due thereunder. The Company may be entitled to receive additional interest as a result of the Agreement Among Lenders (“AAL”) entered into with the First Out lender. In exchange for the higher interest rate, the Last Out portion is at a greater risk of loss.
(10)
Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2023, the Company did not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2023, the Company’s non-controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31,2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2023	Investment Income
GK9 Global Companies, LLC	$20,707	$6,639	$(176)	$55	$27,225	$1,390
Total non-controlled/affiliated investments	$20,707	$6,639	$(176)	$55	$27,225	$1,390

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
(8)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either LIBOR, SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2022. As of December 31, 2022, the reference rates for our variable rate loans were the 90-day LIBOR at 4.77% and SOFR at 4.30%.

(9)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2022:

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ZWR Holdings, Inc.	0.50%	Delayed Draw Term Loan	5/15/2026	$1,682	$(36)
GK9 Global Companies, LLC	0.50%	Delayed Draw Term Loan	10/07/2027	7,563	(36)
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	(37)
				$12,995	$(109)

(10)				Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company did not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company’s non-controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31,2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31,2022	Investment Income
GK9 Global Companies, LLC	$—	$20,707	$—	$—	$20,707	$600
Total non-controlled/affiliated investments	$—	$20,707	$—	$—	$20,707	$600

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Notes to Consolidated Financial Statements
(unaudited)
June 30, 2023
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

The Company is externally managed by LS BDC Adviser, LLC (the “Adviser”) pursuant to an investment advisory and management agreement between the Company and the Adviser, dated August 7, 2023 (and as may be amended, the “Investment Advisory Agreement”). The Adviser is a subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and LS Administration, LLC, “Lafayette Square”).

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

The Company invests primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock and warrants. The Company defines middle market companies as those with annual revenues between $10 million and $1 billion, and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although the Company may invest in larger or smaller companies. The Company also may purchase interests in loans, corporate bonds or other instruments through secondary market transactions.

The Company formed a wholly owned subsidiary, LS BDC Holdings, LLC, a Delaware limited liability company, to hold certain equity or equity-like investments in portfolio companies. Additionally, the Company has formed a wholly owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (the "SBA"), to invest in eligible “small businesses” as defined by the SBA. SBIC LP received its SBIC license on February 1, 2023 (made effective as of January 27, 2023). SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of each subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.

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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2023 and December 31, 2022, the Company held $67,731 and $20,687 in cash and cash equivalents, respectively, of which no cash was restricted. Of the total cash and cash equivalents balance, $67,731 and $20,682 were held in an interest bearing account with U.S. Bank National Association as of June 30, 2023 and December 31, 2022, respectively. For the three and six months ended June 30, 2023 the Company earned $545 and $545, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in Consolidated Statements of Operations. No interest was earned on cash balances for the three and six months ended June 30, 2022.
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

The Company may incur organization and offering expenses of up to $1 million in connection with the formation of the Company and the offering of shares of its common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. The Company reimburses the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of June 30, 2023, the Company has incurred $757 (since inception) of organization and offering costs.
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
Fee Income
Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, which are recorded as investment income when earned.

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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through June 30, 2023.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 at any time after March 12, 2020 but no later than December 31, 2022. In January 2021, the FASB issued ASU. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December, 2022, the FASB issued a new Accounting Standards Update ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” that extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The Company evaluated the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements as of June 30,2023, and concluded that there was no impact of this guidance to the consolidated financial statements and disclosures.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments). as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$125,989	95.0%	$126,039	95.0%
Equity	4,881	3.7%	5,000	3.8%
Subordinated debt	1,780	1.3%	1,651	1.2%
Warrants	—	—%	—	—%
Total	$132,650	100.0%	$132,690	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$78,221	92.5%	$78,156	92.7%
Equity	4,631	5.5%	4,631	5.5%
Subordinated debt	1,693	2.0%	1,556	1.8%
Warrants	—	—%	—	—%
Total	$84,545	100.0%	$84,343	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2023 and December 31, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2023
	Amortized Cost		Fair Value
Mid-Atlantic	$39,129	29.5%	$38,991	29.4%
Gulf Coast	31,733	23.9%	31,848	24.0%
Southeast	27,170	20.5%	27,225	20.5%
Great Lakes	18,792	14.2%	18,800	14.2%
Four Corners	7,960	6.0%	7,960	6.0%
Cascade	7,866	5.9%	7,866	5.9%
Total	$132,650	100.0%	$132,690	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Mid-Atlantic	$35,171	41.6%	$34,792	41.3%
Gulf Coast	28,667	33.9%	28,844	34.1%
Southeast	20,707	24.5%	20,707	24.6%
Total	$84,545	100.0%	$84,343	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Amortized Cost		Fair Value
Commercial Services & Supplies	$46,032	34.8%	$45,739	34.5%
Media	25,212	19.0%	25,326	19.1%
Construction & Engineering	46,690	35.2%	46,909	35.4%
Hotels, Restaurants & Leisure	3,476	2.6%	3,476	2.6%
Health Care Providers & Services	7,866	5.9%	7,866	5.9%
IT Services	3,374	2.5%	3,374	2.5%
Total	$132,650	100.0%	$132,690	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$39,024	46.2%	$38,647	45.8%
Media	25,509	30.2%	25,684	30.5%
Construction & Engineering	20,012	23.6%	20,012	23.7%
Total	$84,545	100.0%	$84,343	100.0%
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
The Company has engaged an independent third-party valuation provider, which performs valuation procedures to arrive at estimated valuation ranges of the investments on a quarterly basis. Investments that have been completed within the past three months are fair valued approximating cost unless there has been a material event since the completion date. If there has been a material event or material information that was not known as of the close of the transaction, the independent third-party valuation provider provides an independent valuation range. The types of valuation methodologies employed by the third-party valuation provider include discounted cash flow, recent financing and enterprise value valuation methodologies. Pursuant to the Valuation Rule, which became effective on the SEC Compliance Date, the Board has chosen to designate the Adviser as the Company's valuation designee to perform fair value determinations relating to the value of the assets for which market quotations are not readily available, subject to the Board's oversight.
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
The consolidated financial statements include portfolio investments at fair value of $132,690 and $84,343 as of June 30, 2023 and December 31, 2022, respectively. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of June 30, 2023 and December 31, 2022.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$126,039	$126,039
Subordinated Debt	—	—	1,651	1,651
Equity	—	—	5,000	5,000
Warrants	—	—	—	—
Total Investments	$—	$—	$132,690	$132,690

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$78,156	$78,156
Subordinated Debt	—	—	1,556	1,556
Equity	—	—	4,631	4,631
Warrants	—	—	—	—
Total Investments	$—	$—	$84,343	$84,343
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2023:

	For the six months ended June 30, 2023
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Warrants	Total Investments
Balance as of December 31, 2022	$78,156	$1,556	$4,631	$—	$84,343
Purchases of investments and other adjustments to cost	48,401	86	250	—	48,737
Proceeds from sales and repayments of investments	(806)	—	—	—	(806)
Net realized gain (loss)	—	—	—	—	—
Net accretion of discount on investments	174	—	—		174
Net change in unrealized gain (loss) on investments	114	9	119	—	242
Balance as of June 30, 2023	$126,039	$1,651	$5,000	$—	$132,690
For the six months ended June 30, 2023 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on June 30, 2023 was $242 as shown on the Consolidated Statements of Operations.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2022:

	For the six months ended June 30, 2022
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Warrants	Total Investments
Balance as of December 31, 2021	$—	$—	$—	$—	$—
Purchases of investments and other adjustments to cost	40,837	—	—	—	40,837
Proceeds from sales and repayments of investments	(138)	—	—	—	(138)
Net realized gain (loss)	—	—	—	—	—
Net accretion of discount on investments	2	—	—	—	2
Net change in unrealized gain (loss) on investments	129	—	—	—	129
Balance as of June 30, 2022	$40,830	$—	$—	$—	$40,830
For the six months ended June 30, 2022 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on June 30, 2022 was $129 as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2023.
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
The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2023 and December 31, 2022.

					Range
	Fair Value, as of June 30, 2023	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$95,419	Discounted Cash Flow	Discount Rate	9.1%	10.0%	13.7%
First lien senior secured loans	30,620	Amortized Cost	Cost	N/A	N/A	N/A
Subordinated Debt	1,651	Discounted Cash Flow	Discount Rate	16.3%	16.0%	16.5%
Equity	5,000	Comparable Multiples	EV/EBITDA	7.3x	7.0x	7.5x
Warrants	—	Comparable Multiples	EV/EBITDA	8.8x	8.5x	9.0x
Total Level 3 Assets	$132,690

					Range
	Fair Value, as of December 31, 2022	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$78,156	Discounted Cash Flow	Discount Rate	12.8%	10.9%	14.7%
Subordinated Debt	1,556	Discounted Cash Flow	Discount Rate	16.3%	16.0%	16.5%
Equity	4,631	Comparable Multiples	EV/EBITDA	8.0x	8.0x	8.0x
Warrants	—	Comparable Multiples	EV/EBITDA	8.8x	8.5x	9.0x
Total Level 3 Assets	$84,343
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

Note 5. Debt
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, subject to receipt of certain approvals and compliance with certain disclosure requirements, immediately after each such issuance. Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase.
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
As of June 30, 2023 and December 31, 2022, the Company had $4.0 million and $31.5 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three and six months ended June 30, 2023 and June 30, 2022:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Interest expense	133	4	299	4
Non-usage fee (1)	20	11	42	16
Amortization of financing costs	100	46	169	75
Weighted average stated interest rate	8.09%	4.75%	7.10%	4.75%
Weighted average outstanding balance (2)	$6,593	$17,000	$8,497	$17,000
(1) Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2) The Company's initial borrowing occurred on June 29, 2022.

SBA Debentures
SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital in SBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of June 30, 2023, we funded SBIC LP with $37.0 million of regulatory capital, and have no SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

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

The Company entered into a repurchase agreement on March 15, 2023 which was collateralized by the Company’s term loan to Synergi, LLC. Interest under this Repurchase Obligations was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. On June 2, 2023 the Company repurchased its obligation under the repurchase agreement. As of June 30, 2023, there was no outstanding loan and interest payable balance to Macquarie.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Repurchase Obligation for the three and six months ended June 30, 2023 and June 30, 2022:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Interest expense	295	—	376	—
Weighted average stated interest rate	8.66%	—%	8.67%	—%
Weighted average outstanding balance	$13,659	$—	$8,750	$—

The facilities of the Company consist of the following:

	June 30, 2023			December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$4,000	$34,400	$38,400	$31,500	$6,900
Total	$38,400	$4,000	$34,400	$38,400	$31,500	$6,900
Note 6. Related Party Agreements and Transactions
Investment Advisory Agreement
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. The Board approved the Investment Advisory Agreement on April 26 2021 and approved its renewal on June 23, 2023. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.
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
For the three and six months ended June 30, 2023, the Company incurred Management Fee expense of $348 and $604, respectively. For the three and six months ended June 30, 2022, the Company incurred Management Fee expense of $2 and $2, respectively. As of June 30, 2023 and December 31, 2022, $348 and $167, respectively, remained payable.
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
For the three and six months ended June 30, 2023, the Company incurred Income-Based Fee of $319 and $515, respectively. For the three and six months ended June 30, 2022, the Company did not incur any Income-Based Fee. As of June 30, 2023 and December 31, 2022, $318 and $0, respectively, remained payable.
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

If a Liquidity Event occurs on a date other than the first day of a fiscal year, the Capital Gains Fee will be calculated as of the day before the Liquidity Event, with such Capital Gains Fee paid to the Adviser annually following the end of the fiscal year in which the Liquidity Event occurred. Solely for purposes of calculating the Capital Gains Fee after a Liquidity Event, the Company will be deemed to have previously paid a Capital Gains Fee prior to a Liquidity Event equal to the product obtained by multiplying (a) the actual aggregate amount of previously paid Capital Gains Fee for all periods prior to a Liquidity Event by (b) the percentage obtained by dividing (x) 17.5% by (y) 15%.
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
For the three and six months ended June 30, 2023 and June 30, 2022, there were no Capital Gains Fees incurred.
Administration Agreement
Pursuant to the administration agreement between the Company and LS Administration, LLC (the “Administration Agreement”), LS Administration, LLC (the “Administrator”) furnishes the Company with office space, office services, and equipment. Under the Administration Agreement, our Administrator performs or oversees the performance of our required administrative services, which include providing assistance in accounting, legal, compliance, operations, technology, internal audit, and investor relations, and loan agency services (including any third party service providers related to the foregoing) and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and disseminating reports to our stockholders, assessing our internal controls under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
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
For the three and six months ended June 30, 2023, the Administrator incurred $172 and $349, respectively, in fees under the Administrative Agreement. For the three and six months ended June 30, 2022, the Administrator incurred $12 and $12, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, $143 and $550, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.

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
Due to Affiliate
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of June 30, 2023 and December 31, 2022, $340 and $120, respectively, were included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses, that were paid by the Administrator on behalf of the Company.
Expense Support and Conditional Reimbursement Agreement
On December 30, 2021, the Company entered into an expense support and conditional reimbursement agreement (the "Expense Support Agreement") with the Adviser. The Adviser may elect to pay certain Company expenses on the Company’s behalf (each, an “Expense Payment”); provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the Company to the Adviser or its affiliates.

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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's inception:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2022	$227	$—	$227
September 30, 2022	225	—	225
June 30, 2023	—	(329)	(329)
Total	$452	$(329)	$123
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by the Company in the future (in such cases, such Expense Payment becomes a Reimbursement Payment). As of June 30, 2023 and December 31, 2022, the Company did not have an obligation to repay Expense Payments to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities.
Note 7. Commitments and Contingencies
As of June 30, 2023 and December 31, 2022, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as delayed draw commitments. As of June 30, 2023 and December 31, 2022, the fair value of unfunded commitments held by the Company was $(65) and $(109), respectively, as shown on the Consolidated Schedule of Investments. The Company had the following unfunded commitments to fund delayed draw loans as of the indicated dates:

	June 30, 2023	December 31, 2022
Unfunded delayed draw and revolving senior secured loans	$9,771	$12,995
Total unfunded commitments	$9,771	$12,995
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

For the three and six months ended June 30, 2023, the Company incurred $80 and $160, respectively, of directors’ fees expenses, which were paid by a related party of the Adviser and are included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2022, the Company incurred $8 and $16, respectively, of directors’ fees expenses, which were paid by a related party of the Adviser and are included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share; for the three and six months ended June 30, 2023 and June 30, 2022:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$1,638	$62	$2,829	$(161)
Weighted average common shares outstanding	10,859,486	77,495	8,832,228	39,310
Earnings (loss) per common share (basic and diluted):	$0.15	$0.80	$0.32	$(4.09)
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
As of June 30, 2023 and December 31, 2022, the Company had closed capital commitments totaling $353.4 million, $196.6 million, respectively, for the private placement of the Company's common stock, of which $160.6 million and $73.9 million, respectively, were unfunded.

Share Issuance Date	Shares Issued	Amount
January 26, 2023	2,510,396	$37,129
March 28, 2023	1,188,592	17,746
June 27, 2023	4,392,543	65,097
Total	8,091,531	$119,972

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
The Company has adopted the DRIP that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out” of the DRIP. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The Company reserves the right to use primarily newly issued shares to implement the DRIP, whether the shares are trading at a price per share at or above NAV. NAV is determined as of the latest available quarter end before such distribution. However, the Company reserves the right to purchase shares in the open market in connection with the implementation of the DRIP. In the event the price per share is trading at a discount to NAV, the Company intends to purchase shares in the open market rather than issue new shares. The following table summarizes the distributions declared on shares of the Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount Per Share
April 21, 2023	April 21, 2023	May 15, 2023	$0.15
June 23, 2023	June 23, 2023	August 14, 2023	$0.15
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
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2023.
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
As of June 30, 2023, the Company had a $110 short-term limited capital loss carryforward from its prior C-corporation tax year end that can be used to offset future capital gains for 5 years and expires on December 31, 2027.
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the period ended June 30, 2023 was as follows (in thousands):

	For the six months ended June 30, 2023	For the year ended December 31, 2022
Ordinary Income	$2,589	$—
Long-term Capital Gain	$—	$—
Return of Capital	$—	$—
The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes (in thousands):

	June 30, 2023	December 31, 2022
Tax cost	$132,650	$84,545
Gross unrealized appreciation	$453	$177
Gross unrealized depreciation	(413)	(379)
Net unrealized investment appreciation / (depreciation) on investments	$40	$(202)
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
As of December 31, 2022, the Company had a short term capital loss carryforward of $111.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the six months ended June 30, 2023 and June 30, 2022:

Per Common Share Data:(1)	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Net asset value, beginning of period	$14.60	$(720.91)
Net investment income (loss)	0.29	(7.37)
Net realized and unrealized gain (loss)	0.03	3.28
Net increase (decrease) in net assets resulting from operations	0.32	(4.09)
Initial issuance of Common Stock	—	739.61
Effect of offering price of subscriptions (2)	0.14	—
Distributions declared	(0.30)	—
Net asset value, end of period	$14.76	$14.61

Total return based on NAV(3)	1.10%	(102.03)%
Common shares outstanding, end of period	13,038,253	1,748,483
Weighted average shares outstanding	8,832,228	39,310
Net assets, end of period	$192,442	$25,541

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets	4.47%	(9.78)%
Ratio of expenses to average net assets	7.24%	10.29%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	4.15%	10.69%
Weighted average debt outstanding(5)	$17,247	$17,000
Total debt outstanding	$4,000	$17,000
Asset coverage ratio per unit	$49,110	$2,502
Portfolio turnover	—%	N/A
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through June 30, 2023 and June 30, 2022.
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

On July 5, 2023, SBIC LP was awarded a commitment from the SBA in the form of debentures in an amount equal to $36,960. Through the date of issuance of the consolidated financial statements, SBIC LP has not drawn any debentures on this commitment.

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

On May 18, 2023, the SBA issued a “green light” letter inviting the Company to its application to obtain a license to operate a specialized small business investment company (“SSBIC”) subsidiary. An SSBIC license would provide the Company an incremental source of long-term capital by permitting it to issue up to $175 million of SBA-guaranteed debentures, subject to the SBA’s approval. These debentures have maturities of ten years and have fixed interest rates tied to the U.S. 10 Year Treasury rate, which are generally lower than comparable bank and other forms of debt. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SSBIC license, and the Company has received no assurance or indication from the SBA that it will receive an SSBIC license, or of the timeframe in which it would receive a license, should one be granted.

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
Portfolio and Investment Activity

The following table summarizes our portfolio and investment activity during the three months ended June 30, 2023 and June 30, 2022, (information presented herein is at amortized cost unless otherwise indicated):

	For the three months ended June 30, 2023	For the three months ended June 30, 2022
Total Investments, beginning of period	$113,666	$—
New investments purchased	19,365	40,837
Net accretion of discount on investments	94	2
Net realized gains (losses) on investments	—	—
Investments sold or repaid	(475)	(138)
Total Investments, end of period	$132,650	$40,701

Portfolio companies, at beginning of period	9	N/A
Number of new portfolio companies	2	2
Portfolio companies, at end of period	11	2
As of June 30, 2023 and December 31, 2022, the Company’s investments consisted of the following:

	June 30, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$125,989	95.0%	$126,039	95.0%
Equity	4,881	3.7%	5,000	3.8%
Subordinated debt	1,780	1.3%	1,651	1.2%
Warrants	—	—%	—	—%
Total	$132,650	100.0%	$132,690	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$78,221	92.5%	$78,156	92.7%
Equity	4,631	5.5%	4,631	5.5%
Subordinated debt	1,693	2.0%	1,556	1.8%
Warrants	—	—%	—	—%
Total	$84,545	100.0%	$84,343	100.0%
The table below describes investments by industry composition based on fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Amortized Cost		Fair Value
Commercial Services & Supplies	$46,032	34.8%	$45,739	34.5%
Media	25,212	19.0%	25,326	19.1%
Construction & Engineering	46,690	35.2%	46,909	35.4%
Hotels, Restaurants & Leisure	3,476	2.6%	3,476	2.6%
Health Care Providers & Services	7,866	5.9%	7,866	5.9%
IT Services	3,374	2.5%	3,374	2.5%
Total	$132,650	100.0%	$132,690	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$39,024	46.2%	$38,647	45.8%
Media	25,509	30.2%	25,684	30.5%
Construction & Engineering	20,012	23.6%	20,012	23.7%
Total	$84,545	100.0%	$84,343	100.0%
The weighted average yields at amortized cost and fair value of our portfolio as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt(2)	13.2%	13.2%	13.1%	13.1%
Subordinated debt	14.0%	15.1%	14.0%	15.3%
Weighted Average Yield(1)	13.2%	13.2%	13.1%	13.2%
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

	June 30, 2023	December 31, 2022
Number of portfolio companies	11	5
Percentage of performing debt bearing a floating rate (1)	98.7%	98.0%
Percentage of performing debt bearing a fixed rate (1)(2)	1.3%	2.0%
Weighted average spread over LIBOR of all accruing floating rate investments	7.6%	8.0%
Weighted average leverage (net debt/EBITDA) (3)	3.0x	2.8x
Weighted average interest coverage (3)	2.8x	2.8x
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
The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—	$—	—
2	132,690	100.0%	84,343	100.0%
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$132,690	100.0%	$84,343	100.0%

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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through June 30, 2023.
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
PIK Interest
The Company may, from time to time, hold loans in its portfolio that contain a PIK interest provision. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment.
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

Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2023 and June 30, 2022:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Total investment income	$4,334	$21	$7,590	$21
Net expenses	2,860	88	5,003	311
Net investment income (loss)	1,474	(67)	2,587	(290)
Net realized gains (losses) on investments	—	—	—	—
Net change in unrealized gains (losses)	164	129	242	129
Net increase (decrease) in net assets resulting from operations	$1,638	$62	$2,829	$(161)
Investment Income
The composition of the Company’s investment income for the three and six months ended June 30, 2023 and June 30, 2022 was as follows:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Investment income
Interest income	$3,784	$21	$7,035	$21
Fee income	5	—	10	—
Total investment income	$3,789	$21	$7,045	$21
Expenses
Expenses for the six months ended June 30, 2023 and June 30, 2022, consisted of $286 and $22, respectively, in initial organizational costs for which we are required to reimburse Lafayette Square upon the commencement of our operations in accordance with the Administration Agreement. As of June 30, 2023, the Company has incurred $757 (since inception) of organization and offering costs.
The composition of the Company’s expenses was as follows for the three and six months ended June 30, 2023 and June 30, 2022:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
General and administrative expenses	$678	$141	$1,321	$276
Interest and financing expenses	548	61	886	95
Management fee	52	2	604	2
Administrative services fee	172	12	349	12
Organizational costs	80	10	286	22
Incentive fee	75	—	515	—
Professional fees	348	78	402	112
Directors' fees	319	8	160	16
Offering expenses	259	3	151	3
Total expenses	2,531	315	4,674	538
Expense support reimbursement	329	(227)	329	(227)
Total expenses, net of expense support reimbursement	$2,860	$88	$5,003	$311
The increase in general and administrative expenses for the six months ended June 30, 2023, in comparison to the six months ended June 30, 2022, include, among other costs, insurance premiums, accounting, financial preparation and reporting services, placement agent fees due to additional commitment closes and capital draws, fund transfers and custodial fees.

During the six months ended June 30, 2023 and 2022, we incurred interest and financing expense of $886 and $95, respectively, related to an increase in the average principal amount of borrowings outstanding on our Subscription Facility and the increase in the weighted average stated interest rate.

During the six months ended June 30, 2023 and 2022, we incurred expenses related to fees paid to our independent directors of $160 and $16, respectively.

During the six months ended June 30, 2023 and 2022, we incurred management fees of $604 and $2, respectively, due to the increase in the average size of our portfolio.

During the six months ended June 30, 2023 and 2022, we incurred administrative services fee of $349 and $12, respectively, paid to the Administrator under the Administration Agreement for our allocable portion of, but not limited to (See Note 6), overhead, compensation, rent, office services and equipment.

During the six months ended June 30, 2023 and 2022, we incurred organizational costs of $286 and $22, respectively, the increase which was due to the formation of the Company's subsidiaries, SBIC LP and SSBIC LP.

During the six months ended June 30, 2023 and 2022, we incurred incentive fees of $515 and $—, respectively, due to the increase in Net Investment Income. Refer to Note 6 Investment Advisory Agreement on how the incentive fee is calculated.

During the six months ended June 30, 2023 and 2022, we incurred professional and directors’ fees of $562 and $128, respectively, in connection with independent audit services, external legal services and third-party valuation services for our portfolio.

During the six months ended June 30, 2023 and 2022, we incurred offering expenses of $151 and $3, respectively, in connection with the offering of shares of the Company's common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliate, amortized over one year.

Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the net proceeds of private offerings of our Common Stock and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We use cash primarily to invest in portfolio companies, pay our expenses and distribute cash to our stockholders.
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
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board and our shareholders approved the Investment Advisory Agreement on April 26, 2021 and the Board renewed such approval on June 23, 2023. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.
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
For the three and six months ended June 30, 2023, the Company incurred Management Fee expense of $348 and $604, respectively. For the three and six months ended June 30, 2022, the Company incurred Management Fee expense of $2 and $2, respectively. As of June 30, 2023 and December 31, 2022, $348 and $167, respectively, remained payable.
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
For the three and six months ended June 30, 2023, the Company incurred Income-Based Fee of $319 and $515, respectively. For the three and six months ended June 30, 2022, the Company did not incur any Income-Based Fee. As of June 30, 2023 and December 31, 2022, $318 and $0, respectively, remained payable. For the three and six months ended June 30, 2023 and June 30, 2022, there were no Capital Gains Fees incurred.
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
For the three and six months ended June 30, 2023 and June 30, 2022, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of June 30, 2023 and December 31, 2022, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the three and six months ended June 30, 2023, the Administrator incurred $172 and $349, respectively, in fees under the Administrative Agreement. For the three and six months ended June 30, 2022, the Administrator incurred $12 and $12, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2023 and December 31, 2022, $143 and $550 were unpaid and included in Administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since our inception:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2022	$227	$—	$227
September 30, 2022	225	—	225
June 30, 2023	—	(329)	(329)
Total	$452	$(329)	$123

Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by us in the future. As of June 30, 2023 and December 31, 2022, we did not have an obligation to repay Expense Payments to the Adviser and did not record a liability on the Consolidated Statements of Assets and Liabilities.
Capital Resources and Borrowings
As of June 30, 2023 and December 31, 2022, we have received signed Subscription Agreements totaling approximately $450.6 million and $285.8 million, respectively. However, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $353.4 million and $196.6 million, respectively.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three and six months ended June 30, 2023 and June 30, 2022:

	For the three months ended June 30, 2023	For the three months ended June 30, 2022	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Interest expense	133	4	299	4
Non-usage fee (1)	20	11	42	16
Amortization of financing costs	100	46	169	75
Weighted average stated interest rate	8.09%	4.75%	7.10%	4.75%
Weighted average outstanding balance (2)	$6,593	$17,000	$8,497	$17,000
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

We entered into a repurchase agreement on March 15, 2023 which was collateralized by the Company’s term loan to Synergi, LLC. Interest under this Repurchase Obligations was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. On June 2, 2023 the Company repurchased its obligation under the repurchase agreement. As of June 30, 2023, there was no outstanding loan and interest payable balance to Macquarie.
Our facilities consist of the following:

	June 30, 2023			December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$4,000	$34,400	$38,400	$31,500	$6,900
Total	$38,400	$4,000	$34,400	$38,400	$31,500	$6,900
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

SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital, subject to receiving a capital commitment from the SBA and being examined by the SBA subsequent to licensing. As of June 30, 2023, we had funded SBIC LP with $37.0 million of equity capital, and have no SBA-guaranteed debentures outstanding. Lafayette Square’s SBIC license allows access to 10-year financing for qualifying investments through the SBA debenture program with a permitted leverage ratio of debt-to-equity of up to two-to-one. The SBA issues a trust certificate debenture twice a year (in March and September), which establishes the fixed interest rate for this borrowing.

SBICs are designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the Small Business Investment Act of 1958, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of June 30, 2023, SBIC LP was in compliance with their regulatory requirements.

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2023 and December 31, 2022, we were not party to any off-balance sheet arrangements.

Recent Developments
On July 5, 2023, SBIC LP was awarded a commitment from the SBA in the form of debentures in an amount equal to $36,960,000. Through the date of issuance of the consolidated financial statements, SBIC LP has not drawn any debentures on this commitment.
On July 31, 2023, the Company invested in a senior secured first lien term loan in Synergi, LLC, with a incremental term loan funded commitment of $2,250, bearing an interest rate of 3M Term SOFR + CSA + 7.50%, maturing on December 17, 2027.
In addition, as of July 24, 2023, we had an investment backlog and pipeline of approximately $81 million and $383 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a term sheet have been issued, and therefore we believe have a strong likelihood of closing. Investment pipeline includes transactions where initial due diligence has begun and/or analysis is in process, but no formal mandate, letter of intent or term sheets have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of June 30, 2023, approximately 98.71% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (including investments bearing a prime interest rate contracts) and approximately 1.29% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to a floating interest rate and currently paid on a floating SOFR rates. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2023 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of June 30, 2023, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	June 30, 2023
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$3,819	$(120)	$3,699
Up 200 basis points	$2,546	$(80)	$2,466
Up 100 basis points	$1,273	$(40)	$1,233
Down 100 basis points	$(1,273)	$40	$(1,233)
Down 200 basis points	$(2,546)	$80	$(2,466)
Down 300 basis points	$(3,819)	$120	$(3,699)
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of June 30, 2023, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, since our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our Form 10-Q for the fiscal quarter ended March 31, 2023. The risks described in our Annual Report on Form 10-K and Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended June 30, 2023, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Form 10-Q for the quarter ended March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the six months ended June 30, 2023 were reported in our current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules

No.	Description
3.1	Certificate of Incorporation of the Registrant(1)
3.2	Amendment to Certificate of Incorporation(2)
3.3	Form of Amended and Restated Bylaws*
3.4	Amendment to Bylaws(2)
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
(2) Previously filed as part of Registrant's Current Report on Form 8-K filed on June 12, 2023 and incorporated herein by reference.
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lafayette Square USA, Inc.

Date: August 9, 2023	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: August 9, 2023	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer