Form 10-Q
period 2023-09-30
Lafayette Square USA, Inc.
filed 2023-11-08
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
(786) 753-7096
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 8, 2023, the Registrant had 13,068,112 shares of common stock, $0.001 par value per share, outstanding.

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
•general economic and political trends and other external factors, including the impact of any future pandemic or epidemic;
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
•our ability to adhere to or meet our goals, including our 2030 Goals (as defined herein);
•our ability to deploy at least 51% of our invested capital to borrowers in underserved communities;
•our ability to improve the retention, well-being, and productivity of employees in our portfolio companies;
•our ability to enhance the risk-adjusted financial returns of our portfolio companies;
•our ability to convince our portfolio companies to use our services platform, Worker Solutions;

•our ability to reduce employee turnover and increase median income of employees within our portfolio companies;
•our ability to encourage and increase participation in medical care benefits and retirement benefits by employees within our portfolio companies;
•our ability to create and preserve jobs and stimulate the economy;
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

Part I. Financial Information
Item1. Financial Statements
Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except share and per share data or otherwise noted)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $142,543 and $63,838 as of September 30, 2023 and December 31, 2022, respectively)	$143,295	$63,636
Non-controlled/affiliated investments at fair value (amortized cost of $27,137 and $20,707 as of September 30, 2023 and December 31, 2022, respectively)	26,983	20,707
Cash and cash equivalents	82,219	20,687
Deferred financing costs	1,240	306
Deferred offering costs	—	151
Interest receivable	707	90
Other assets	115	—
Total assets	$254,559	$105,577

Liabilities
SBA-guaranteed debentures (see Note 5)	$31,000	$—
Secured borrowings (see Note 5)	23,400	31,500
Distributions payable	2,614	—
Accounts payable and accrued expenses	1,495	1,135
Due to affiliate	941	120
Incentive fee payable (see Note 6)	535	—
Management fee payable (see Note 6)	431	167
Administrative services fee payable (see Note 6)	251	550
Interest and financing payable	148	323
Total liabilities	60,815	33,795
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 13,068,112 and 4,916,554 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively)	13	5
Paid-in capital in excess of par	193,462	72,610
Distributable earnings (losses)	269	(833)
Total net assets	193,744	71,782
Total liabilities and net assets	$254,559	$105,577

The accompanying notes are an integral part of these consolidated financial statements.

Part I. Financial Information
Item1. Financial Statements
Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except share and per share data or otherwise noted)

Net asset value per common share	$14.83	$14.60
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except share and per share data or otherwise noted)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$4,139	$1,197	$9,784	$1,218
Fee income	18	80	28	80
Interest income from non-controlled/affiliated investments:
Cash	860		2,250	—
Fee income	—		—	—
Interest from cash and cash equivalents	724	—	$1,269	—
Total investment income	5,741	1,277	13,331	1,298

Expenses:
General and administrative expenses	$601	$383	$1,922	$659
Interest and financing expenses (see Note 5)	307	261	1,193	356
Incentive fee (see Note 6)	535	—	1,050	—
Management fee (see Note 6)	431	108	1,035	110
Professional fees	449	163	851	275
Administrative services fee (see Note 6)	251	145	600	157
Organizational costs (See Note 2)	46	—	332	22
Directors' fees	80	80	240	96
Offering expenses	—	77	151	80
Total expenses, before expense support reimbursement	2,700	1,217	7,374	1,755
Expense support reimbursement (see Note 6)	123	(225)	452	(452)
Total expenses, including expenses support reimbursement	2,823	992	7,826	1,303
Net investment income (loss)	2,918	285	5,505	(5)

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except share and per share data or otherwise noted)

Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	767	(505)	954	(376)
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	(209)		(154)	—
Total net change in unrealized gains (losses) on investments	558	(505)	800	(376)
Net increase (decrease) in net assets resulting from operations	$3,476	$(220)	$6,305	$(381)
Weighted average common shares outstanding	13,053,832	2,098,009	10,254,893	733,084
Net investment income (loss) per common share (basic and diluted)	0.22	0.14	0.54	(0.01)
Earnings (loss) per common share (basic and diluted)	0.27	(0.10)	0.61	(0.52)
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at June 30, 2023	13,038,253	$13	$193,022	$(593)	$192,442
Capital transactions:
Issuance of common stock	—	—	—	—	—
Reinvestment of stockholder distributions	29,859	—	440	—	440
Net increase in net assets from capital transactions	29,859	—	440	—	440
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,918	2,918
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized gain (losses)	—	—	—	558	558
Total increase (decrease) in net assets resulting from operations	—	—	—	3,476	3,476
Distributions to stockholders from:
Distributable earnings	—	—	—	(2,614)	(2,614)
Total distributions to stockholders	—	—	—	(2,614)	(2,614)
Total increase (decrease) in net assets for the three months ended September 30, 2023	29,859	—	440	862	1,302
Balance, September 30, 2023	13,068,112	$13	$193,462	$269	$193,744
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at June 30, 2022	1,747,783	$2	$26,215	$(676)	$25,541
Issuance of common stock	1,790,045	2	26,204	—	26,206
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	285	285
Net change in unrealized gain (losses)	—	—	—	(505)	(505)
Total increase (decrease) for the three months ended September 30, 2022	1,790,045	2	26,204	(220)	25,986
Balance, September 30, 2022	3,537,828	$4	$52,419	$(896)	$51,527

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2022	4,916,554	$5	$72,610	$(833)	$71,782
Capital transactions:
Issuance of common stock	8,091,531	8	119,964	—	119,972
Reinvestment of stockholder distributions	60,027	—	888	—	888
Net increase in net assets from capital transactions	8,151,558	8	120,852	—	120,860
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	5,505	5,505
Net change in unrealized gain (losses)	—	—	—	800	800
Total increase (decrease) in net assets from operations	—	—	—	6,305	6,305
Distributions to stockholders from:
Distributable earnings	—	—	—	(5,203)	(5,203)
Total distributions to stockholders	—	—	—	(5,203)	(5,203)
Total increase (decrease) in net assets for the nine months ended September 30, 2023	8,151,558	8	120,852	1,102	121,962
Balance, September 30, 2023	13,068,112	$13	$193,462	$269	$193,744
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2021	700	$—	$11	$(515)	$(504)
Issuance of common stock	3,537,128	4	52,408	—	52,412
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(5)	(5)
Net change in unrealized gain (losses)	—	—	—	(376)	(376)
Total increase (decrease) for the nine months ended September 30, 2022	3,537,128	4	52,408	(381)	52,031
Balance, September 30, 2022	3,537,828	$4	$52,419	$(896)	$51,527
* Less than $1 as of December 31, 2021.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$6,305	$(381)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(800)	376
Purchases of investments	(86,060)	(48,767)
Net accretion of discount on investments	(290)	(66)
Proceeds from sales and repayments of investments	1,215	324
Amortization of deferred financing costs	294	144
Changes in operating assets and liabilities:
Interest receivable	(617)	(18)
Deferred offering costs	151	43
Other assets	(115)	1
Accounts payable and accrued expenses	360	—
Management fee payable	264	—
Incentive fee payable	535	—
Administrative services fee payable	(299)	145
Interest and financing payable	(175)	20
Due to affiliate	821	322
Net cash provided by (used in) operating activities	(78,411)	(47,857)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	119,972	52,412
Distributions paid	(1,701)	—
Proceeds from secured borrowings	77,448	37,500
Repayments of secured borrowings	(85,548)	(20,000)
Proceeds from SBA-guaranteed debentures	31,000	—
Deferred financing costs paid	(1,228)	(470)
Net cash provided by (used in) financing activities	139,943	69,442

Net increase (decrease) in cash and cash equivalents	61,532	21,585
Cash and cash equivalents at beginning of period	20,687	8
Cash and cash equivalents at end of period	$82,219	$21,593

Supplemental information:
Interest expense paid	$644	$175
Shares issued from dividend reinvestment plan	$888	$—
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

Accrual for deferred financing costs	$1,240	$306
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
September 30, 2023
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

Company (1)(2)(3)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+7.00%	12.68%	12/18/2026	$3,183	$3,142	$3,143	1.6%
Zero Waste Recycling LLC	(6)(7)(8)	First lien senior secured loan	S+6.45%	12.13%	5/15/2026	3,954	3,948	3,897	2.0%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+6.45%	12.13%	5/15/2026	10,028	9,966	9,916	5.1%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)	14.00%	2/16/2027	1,826	1,826	1,686	0.9%
ZWR Holdings, Inc.		Warrants				24,953	—	—	—%
							18,882	18,642	9.6%
Construction & Engineering
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+6.75%	12.17%	7/02/2027	8,159	7,934	8,159	4.2%
Synergi, LLC	(6)(7)	First lien senior secured loan	S+7.00%	12.65%	12/17/2027	22,343	22,156	22,343	11.5%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+7.00%	12.65%	12/17/2027	—	(32)	—	—%
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+5.50%	10.93%	4/19/2026	10,925	10,829	10,897	5.6%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+6.25%	11.77%	5/25/2029	6,078	5,979	6,078	3.1%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+6.25%	11.67%	5/25/2029	3,582	3,516	3,582	1.8%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+6.25%	11.80%	5/25/2029	—	(8)	—	—%
							50,374	51,059	26.2%
Event Management
Dance Nation Holdings LLC	(6)(7)	First lien senior secured loan	S+6.50%	12.15%	8/24/2028	32,217	31,895	31,895	16.5%
Dance Nation Holdings LLC	(6)(7)(8)	First lien senior secured loan	S+6.50%	12.15%	8/24/2028	—	(40)	—	—%
Dance Nation Topco LLC		Preferred Equity				1,652,200	1,652	1,652	0.9%
							33,507	33,547	17.4%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)	First lien senior secured loan	S+7.50%	12.92%	2/15/2028	7,960	7,853	7,960	4.1%
							7,853	7,960	4.1%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+7.00%	12.51%	1/25/2024	3,500	3,487	3,500	1.8%
							3,487	3,500	1.8%
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9)	First lien senior secured loan	S+9.39%	14.74%	5/14/2026	3,425	3,376	3,425	1.8%
							3,376	3,425	1.8%
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+7.95%	13.52%	12/3/2026	4,155	4,123	4,150	2.1%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+7.95%	13.52%	12/3/2026	21,038	20,941	21,012	10.8%
							25,064	25,162	12.9%
Total non-controlled/non-affiliated investments							142,543	143,295	73.8%

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
September 30, 2023
(unaudited)
(dollar amounts in thousands, except share and per share data or otherwise noted)

Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)	First lien senior secured loan	S+8.95%	14.60%	10/07/2027	18,973	18,842	18,831	9.7%
GK9 Global Companies, LLC	(6)(7)(8)	First lien senior secured loan	S+8.95%	14.60%	10/07/2027	3,433	3,414	3,393	1.8%
IVM GK9 Holdings LLC		Equity				14,364	4,881	4,759	2.5%
							27,137	26,983	14.0%
Total non-controlled/affiliated investments							27,137	26,983	14.0%

Total Portfolio Investments							$169,680	$170,278	87.8%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement".
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(3)	All investments are denominated in U.S. dollars unless otherwise noted. The prior year table has been modified to confirm to the current year.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $193,744 as of September 30, 2023.
(6)	Loan includes interest rate floor feature.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2023. As of September 30, 2023, the reference rates for our variable rate loans were the 90-day SOFR at 5.27% and 30-day SOFR at 5.32%.

(8)
Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2023:

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Zero Waste Recycling LLC	0.50%	Delayed Draw Term Loan	5/15/2026	$1,141	$(13)
GK9 Global Companies, LLC	0.50%	Delayed Draw Term Loan	10/07/2027	1,940	(15)
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	—
Dance Nation Holdings LLC	0.50%	Revolver	8/24/2028	4,131	—
Trilon Group, LLC	1.00%	Delayed Draw Term Loan	5/27/2029	3,000	—
Trilon Group, LLC	0.50%	Revolver	5/27/2029	400	—
				$14,362	$(28)
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
September 30, 2023
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
(10)
Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2023, the Company did not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2023, the Company’s non-controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31,2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2023	Investment Income
IVM GK9 Holdings LLC	$20,707	$6,663	$(233)	$(154)	$26,983	$2,250
Total non-controlled/affiliated investments	$20,707	$6,663	$(233)	$(154)	$26,983	$2,250

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2022
(dollar amounts in thousands, except share and per share data or otherwise noted)

Company (1)(2)(3)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)(8)	First lien senior secured loan	L+7.50%	12.23%	12/18/2026	3,209	$3,158	$3,160	4.4%
							3,158	3,160	4.4%
Zero Waste Recycling LLC	(6)(7)(8)(9)	First lien senior secured loan	L+6.45%	11.13%	5/15/2026	3,442	3,422	3,334	4.6%
Zero Waste Recycling LLC	(6)(7)(8)	First lien senior secured loan	L+6.45%	11.18%	5/15/2026	10,105	10,044	9,890	13.8%
ZWR Holdings, Inc.	(6)	Subordinated debt	14.00% (Inc. 10.00% PIK)	14.00%	2/16/2027	1,694	1,693	1,556	2.2%
ZWR Holdings, Inc.	(6)	Warrants				24,953	—	—	—%
							15,159	14,780	20.6%
							18,317	17,940	25.0%
Construction & Engineering
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	L+7.50%	12.34%	12/17/2027	20	20,049	20,049	27.9%
Synergi, LLC	(6)(7)(8)(9)	First lien senior secured loan	L+7.50%	12.34%	12/17/2027	—	(37)	(37)	(0.1)%
							20,012	20,012	27.9%
Media
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+8.45%	12.86%	12/3/2026	4,234	4,191	4,234	5.9%
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+8.45%	13.18%	12/3/2026	21,450	21,318	21,450	29.9%
							25,509	25,684	35.8%
Total non-controlled/non-affiliated investments							63,838	63,636	88.7%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(8)	First lien senior secured loan	L+9.50%	14.34%	10/07/2027	16,272	16,112	16,112	22.4%
GK9 Global Companies, LLC	(6)(7)(8)(9)	First lien senior secured loan	L+9.50%	14.34%	10/07/2027	—	(36)	(36)	(0.1)%
IVM GK9 Holdings LLC	(6)	Equity				4,750	4,631	4,631	6.5%
							20,707	20,707	28.8%
Total non-controlled/affiliated investments							20,707	20,707	28.8%

Total Portfolio Investments							$84,545	$84,343	117.5%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments and the fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Market Measurement".
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(3)	All investments are denominated in U.S. dollars unless otherwise noted. The prior year table has been modified to confirm to the current year.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $71,782 as of December 31, 2022.
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

(9)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2022:

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ZWR Holdings, Inc.	0.50%	Delayed Draw Term Loan	5/15/2026	$1,682	$(36)
GK9 Global Companies, LLC	0.50%	Delayed Draw Term Loan	10/07/2027	7,563	(36)
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	(37)
				$12,995	$(109)

(10)				Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company did not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company’s non-controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31,2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31,2022	Investment Income
IVM GK9 Holdings LLC	$—	$20,707	$—	$—	$20,707	$600
Total non-controlled/affiliated investments	$—	$20,707	$—	$—	$20,707	$600

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Notes to Consolidated Financial Statements
(unaudited)
September 30, 2023
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

The Company formed two wholly owned subsidiaries, LS BDC Holdings, LLC and LS BDC Holdings (DN), LLC , both Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies. Additionally, the Company has formed a wholly owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (the "SBA"), to invest in eligible “small businesses” as defined by the SBA. SBIC LP received its SBIC license on February 1, 2023 (made effective as of January 27, 2023). SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). The Company consolidates its wholly owned subsidiaries in these consolidated financial statements from the date of each subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.

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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2023 and December 31, 2022, the Company held $82,219 and $20,687 in cash and cash equivalents, respectively, of which no cash was restricted. Of the total cash and cash equivalents balance, $82,219 and $20,682 were held in an interest bearing account with U.S. Bank National Association as of September 30, 2023 and December 31, 2022, respectively. For the three and nine months ended September 30, 2023 the Company earned $724 and $1,269, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in Consolidated Statements of Operations. No interest was earned on cash balances for the three and nine months ended September 30, 2022.
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

The Company may incur organization and offering expenses of up to $1 million in connection with the formation of the Company and the offering of shares of its common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. The Company reimburses the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of September 30, 2023, the Company has incurred $804 (since inception) of organization and offering costs.
Deferred Financing Costs
Deferred financing costs, incurred in connection with any credit facility and SBA-guaranteed debentures (see Note 5) are deferred and amortized over the life of the respective credit facility and SBA-guaranteed debentures.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through September 30, 2023.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 at any time after March 12, 2020 but no later than December 31, 2022. In January 2021, the FASB issued ASU. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December, 2022, the FASB issued a new Accounting Standards Update ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” that extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The Company adopted ASU 2020-04 and 2021-01 as of June 30, 2023, and concluded that there was no impact of this guidance to the consolidated financial statements and disclosures as of September 30, 2023.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments). as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$161,321	95.0%	$162,181	95.2%
Equity	4,881	2.9%	4,759	2.8%
Subordinated debt	1,826	1.1%	1,686	1.0%
Preferred equity	1,652	1.0%	1,652	1.0%
Warrants	—	—%	—	—%
Total	$169,680	100.0%	$170,278	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$78,221	92.5%	$78,156	92.7%
Equity	4,631	5.5%	4,631	5.5%
Subordinated debt	1,693	2.0%	1,556	1.8%
Warrants	—	—%	—	—%
Total	$84,545	100.0%	$84,343	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2023 and December 31, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2023
	Amortized Cost		Fair Value
Mid-Atlantic	$41,351	24.4%	$41,342	24.3%
Far West Region	33,507	19.7%	33,547	19.7%
Gulf Coast	31,582	18.6%	31,730	18.6%
Southeast	27,137	16.0%	26,983	15.8%
Great Lakes	18,763	11.1%	19,056	11.2%
Four Corners	9,487	5.6%	9,660	5.7%
Cascade	7,853	4.6%	7,960	4.7%
Total	$169,680	100.0%	$170,278	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Mid-Atlantic	$35,171	41.6%	$34,792	41.3%
Gulf Coast	28,667	33.9%	28,844	34.1%
Southeast	20,707	24.5%	20,707	24.6%
Total	$84,545	100.0%	$84,343	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Amortized Cost		Fair Value
Construction & Engineering	$50,374	29.7%	$51,059	29.9%
Commercial Services & Supplies	46,019	27.1%	45,625	26.8%
Event Management	33,507	19.7%	33,547	19.7%
Media	25,064	14.8%	25,162	14.8%
Health Care Providers & Services	7,853	4.6%	7,960	4.7%
Hotels, Restaurants & Leisure	3,487	2.1%	3,500	2.1%
IT Services	3,376	2.0%	3,425	2.0%
Total	$169,680	100.0%	$170,278	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$39,024	46.2%	$38,647	45.8%
Media	25,509	30.2%	25,684	30.5%
Construction & Engineering	20,012	23.6%	20,012	23.7%
Total	$84,545	100.0%	$84,343	100.0%

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
The consolidated financial statements include portfolio investments at fair value of $170,278 and $84,343 as of September 30, 2023 and December 31, 2022, respectively. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of September 30, 2023 and December 31, 2022.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$162,181	$162,181
Subordinated debt	—	—	1,686	1,686
Equity	—	—	4,759	4,759
Preferred equity	—	—	1,652	1,652
Warrants	—	—	—	—
Total Investments	$—	$—	$170,278	$170,278

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$78,156	$78,156
Subordinated debt	—	—	1,556	1,556
Equity	—	—	4,631	4,631
Warrants	—	—	—	—
Total Investments	$—	$—	$84,343	$84,343
The carrying value of the Credit Facility and SBA-guaranteed debentures approximates fair value as of September 30, 2023, and is considered Level 3.

The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2023:

	For the nine months ended September 30, 2023
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Warrants	Total Investments
Balance as of December 31, 2022	$78,156	$1,556	$4,631	$—	$—	$84,343
Purchases of investments and other adjustments to cost	84,026	132	250	1,652	—	86,060
Proceeds from sales and repayments of investments	(1,215)	—	—	—	—	(1,215)
Net realized gain (loss)	—	—	—	—	—	—
Net accretion of discount on investments	290	—	—	—		290
Net change in unrealized gain (loss) on investments	924	(2)	(122)	—	—	800
Balance as of September 30, 2023	$162,181	$1,686	$4,759	$1,652	$—	$170,278
For the nine months ended September 30, 2023 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on September 30, 2023 was $800 as shown on the Consolidated Statements of Operations.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2022:

	For the nine months ended September 30, 2022
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Warrants	Total Investments
Balance as of December 31, 2021	$—	$—	$—	$—	$—
Purchases of investments and other adjustments to cost	47,115	1,652	—	—	48,767
Proceeds from sales and repayments of investments	(324)	—	—	—	(324)
Net realized gain (loss)	—	—	—	—	—
Net accretion of discount on investments	66	—	—	—	66
Net change in unrealized gain (loss) on investments	(264)	(112)	—	—	(376)
Balance as of September 30, 2022	$46,593	$1,540	$—	$—	$48,133
For the nine months ended September 30, 2022 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on September 30, 2022 was $(376) as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2023.
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

The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2023 and December 31, 2022.

					Range
	Fair Value, as of September 30, 2023	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$118,627	Discounted Cash Flow	Discount Rate	12.3%	10.4%	14.6%
First lien senior secured loans	43,554	Amortized Cost	Cost	N/A	N/A	N/A
Subordinated debt	1,686	Discounted Cash Flow	Discount Rate	16.5%	16.0%	17.0%
Equity	4,759	Comparable Multiples	EV/EBITDA	6.8x	6.5x	7.0x
Preferred equity	1,652	Cost	Cost	N/A	N/A	N/A
Warrants	—	Comparable Multiples	EV/EBITDA	8.3x	8.0x	8.5x
Total Level 3 Assets	$170,278

					Range
	Fair Value, as of December 31, 2022	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$78,156	Discounted Cash Flow	Discount Rate	12.8%	10.9%	14.7%
Subordinated debt	1,556	Discounted Cash Flow	Discount Rate	16.3%	16.0%	16.5%
Equity	4,631	Comparable Multiples	EV/EBITDA	8.0x	8.0x	8.0x
Warrants	—	Comparable Multiples	EV/EBITDA	8.8x	8.5x	9.0x
Total Level 3 Assets	$84,343
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
Credit Facilities
Subscription Facility
On February 2, 2022, the Company entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022, December 21, 2022 and August 7, 2023 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allows the Company to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base based upon unused capital commitments made by investors in the Company. The amount of permissible borrowings under the Subscription Facility may be increased to up to $1 billion with the consent of the lenders. The Subscription Facility matures on February 2, 2024 and bears interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 1.80% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
As of September 30, 2023 and December 31, 2022, the Company had $23.4 million and $31.5 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three and nine months ended September 30, 2023 and September 30, 2022:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Interest expense	76	178	375	182
Non-usage fee (1)	22	14	64	30
Amortization of financing costs	97	69	266	144
Weighted average stated interest rate	7.49%	4.15%	7.17%	4.17%
Weighted average outstanding balance (2)	$4,028	$16,924	$6,991	$16,926

(1) Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2) The Company's initial borrowing occurred on June 29, 2022.

SBA Debentures
SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital in SBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of September 30, 2023, we funded SBIC LP with $42.0 million of regulatory capital, and have $31.0 million in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, and have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a 2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee of 0.047% is charged on the SBA-guaranteed debentures which are amortized over the period.

The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2023:

Issuance Date	Maturity Date	Debenture Amount	Purchase Date	Interest Rate	SBA Annual Charge
September 15, 2023	September 15, 2033	$7,000	September 15, 2033	6.04%	0.05%
September 15, 2023	September 15, 2033	$6,000	September 15, 2033	6.04%	0.05%
September 15, 2023	September 15, 2033	$6,000	September 15, 2033	6.04%	0.05%
September 15, 2023	September 15, 2033	$6,000	September 15, 2033	6.04%	0.05%
September 15, 2023	September 15, 2033	$6,000	September 15, 2033	6.04%	0.05%

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2023:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Interest expense	84	—	84	—
Non-usage fee (1)	—	—	—	—
Amortization of financing costs	28	—	28	—
Weighted average stated interest rate	6.10%	—%	6.10%	—%
Weighted average outstanding balance (2)	$5,391	$—	$1,817	$—
(1) Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the SBA-guaranteed debentures.
(2) The Company's initial borrowing occurred on September 15, 2023.

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

The Company entered into a repurchase agreement on March 15, 2023 which was collateralized by the Company’s term loan to Synergi, LLC. Interest under this Repurchase Obligations was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. On June 2, 2023 the Company repurchased its obligation under the repurchase agreement. As of September 30, 2023, there was no outstanding loan and interest payable balance to Macquarie.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Repurchase Obligation for the three and nine months ended September 30, 2023 and September 30, 2022:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Interest expense	—	—	376	—
Weighted average stated interest rate	—%	—%	8.67%	—%
Weighted average outstanding balance	$—	$—	$5,801	$—

The facilities of the Company consist of the following:

	September 30, 2023			December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$23,400	$15,000	$38,400	$31,500	$6,900
SBA-guaranteed debentures	36,960	31,000	5,960	—	—	—
Total	$75,360	$54,400	$20,960	$38,400	$31,500	$6,900
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
For the three and nine months ended September 30, 2023, the Company incurred Management Fee expense of $431 and $1,035, respectively. For the three and nine months ended September 30, 2022, the Company incurred Management Fee expense of $108 and $110, respectively. As of September 30, 2023 and December 31, 2022, $431 and $167, respectively, remained payable.
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
For the three and nine months ended September 30, 2023, the Company incurred Income-Based Fee of $535 and $1,050, respectively. For the three and nine months ended September 30, 2022, the Company did not incur any Income-Based Fee. As of September 30, 2023 and December 31, 2022, $535 and $0, respectively, remained payable.
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
For the three and nine months ended September 30, 2023 and September 30, 2022, there were no Capital Gains Fees incurred.

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
For the three and nine months ended September 30, 2023, the Administrator incurred $251 and $600, respectively, in fees under the Administrative Agreement. For the three and nine months ended September 30, 2022, the Administrator incurred $145 and $157, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, $251 and $550, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
Due to Affiliate
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of September 30, 2023 and December 31, 2022, $941 and $120, respectively, were included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses, that were paid by the Administrator on behalf of the Company.
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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's inception:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2022	$227	$—	$227
September 30, 2022	225	—	225
June 30, 2023	—	(329)	(329)
September 30, 2023	—	(123)	(123)
Total	$452	$(452)	$—
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by the Company in the future (in such cases, such Expense Payment becomes a Reimbursement Payment). As of September 30, 2023 and December 31, 2022, the Company had $123.0 million and $0 million, respectively, in obligations to repay the Expense Payments to the Adviser and recorded a liability on the Consolidated Statements of Assets and Liabilities.
Note 7. Commitments and Contingencies
As of September 30, 2023 and December 31, 2022, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as delayed draw commitments. As of September 30, 2023 and December 31, 2022, the fair value of unfunded commitments held by the Company was $(28) and $(109), respectively, as shown on the Consolidated Schedule of Investments. The Company had the following unfunded commitments to fund delayed draw loans as of the indicated dates:

	September 30, 2023	December 31, 2022
Unfunded delayed draw and revolving senior secured loans	$14,362	$12,995
Total unfunded commitments	$14,362	$12,995
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
For the fiscal year December 31, 2023, independent directors fees will be paid in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. As of September 30, 2023, the Company had not issued any common stock to our directors as compensation for their services.
For the three and nine months ended September 30, 2023, the Company incurred $80 and $240, respectively, of directors’ fees expenses, which are included in the accounts payable and accrued expenses line item in the Consolidated Statements of Assets and Liabilities.

Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share; for the three and nine months ended September 30, 2023 and September 30, 2022:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$3,476	$(220)	$6,305	$(381)
Weighted average common shares outstanding	13,053,832	2,098,009	10,254,893	733,084
Earnings (loss) per common share (basic and diluted):	$0.27	$(0.10)	$0.61	$(0.52)
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
As of September 30, 2023 and December 31, 2022, the Company had closed capital commitments totaling $370.5 million and $196.6 million, respectively, for the private placement of the Company's common stock, of which $177.7 million and $73.9 million, respectively, were unfunded.

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

Date Declared	Record Date	Payment Date	Amount Per Share
April 21, 2023	April 21, 2023	May 15, 2023	$0.15
June 23, 2023	June 23, 2023	August 14, 2023	$0.15
September 29, 2023	September 29, 2023	November 13, 2023	$0.20
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
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2023.
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
As of September 30, 2023, the Company had a $110 short-term limited capital loss carryforward from its prior C-corporation tax year end that can be used to offset future capital gains for 5 years and expires on December 31, 2027.
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long-term capital gains, or a combination thereof. The tax character of distributions paid for the period ended September 30, 2023 was as follows (in thousands):

	For the nine months ended September 30, 2023	For the year ended December 31, 2022
Ordinary Income	$5,203	$—
Long-term Capital Gain	$—	$—
Return of Capital	$—	$—
The following table sets forth the tax cost basis and the estimated aggregate gross unrealized appreciation and depreciation from investments for federal income tax purposes (in thousands):

	September 30, 2023	December 31, 2022
Tax cost	$169,680	$84,545
Gross unrealized appreciation	$993	$177
Gross unrealized depreciation	(395)	(379)
Net unrealized investment appreciation / (depreciation) on investments	$598	$(202)
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
As of December 31, 2022, the Company had a short term capital loss carryforward of $111.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2023 and September 30, 2022:

Per Common Share Data:(1)	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Net asset value, beginning of period	$14.60	$(720.91)
Net investment income (loss)	0.54	(0.01)
Net realized and unrealized gain (loss)	0.07	(0.51)
Net increase (decrease) in net assets resulting from operations	0.61	(0.52)
Initial issuance of Common Stock	—	—
Effect of offering price of subscriptions (2)	0.12	735.99
Distributions declared	(0.50)	—
Net asset value, end of period	$14.83	$14.56

Total return based on NAV(3)	1.58%	(102.02)%
Common shares outstanding, end of period	13,068,112	3,537,828
Weighted average shares outstanding	10,254,893	733,084
Net assets, end of period	$193,744	$51,527

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets	5.21%	(0.80)%
Ratio of expenses to average net assets	6.96%	9.95%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	3.97%	7.90%
Weighted average debt outstanding(5)	$14,609	$16,926
Total debt outstanding	$54,400	$17,500
Asset coverage ratio per unit	$4,561	$3,944
Portfolio turnover	—%	N/A
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through September 30, 2023 and September 30, 2022.
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
On November 6, 2023, the Company closed an additional $6.6 million in capital commitments increasing the total closed commitments to $377.0 million as of the date of this Report.
On October 20, 2023, the Company repaid it's outstanding balance on the Subscription Facility in the amount of $23.4 million. As of the date of this Report, there is no outstanding balance on the Subscription Facility.

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
Business Overview

The Company is an externally managed, non-diversified, closed-end investment company primarily focused on lending to middle market businesses while offering them significant managerial assistance, with the goal of creating and preserving jobs and stimulating economic growth across the United States. The Company believes that demand for capital investment and managerial assistance is particularly acute among middle market companies headquartered in overlooked places, given that business development companies primarily focus on businesses located in high income places. We believe inflationary pressures and the increasing employee benefits gap exacerbate this demand, enabling us to utilize our investment approach to select favorable risk-adjusted return opportunities.

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

On May 18, 2023, the SBA issued a “green light” letter inviting the Company to submit its application to obtain a license to operate a specialized small business investment company (“SSBIC”) subsidiary. An SSBIC license would provide the Company an incremental source of long-term capital by permitting it to issue up to $175 million of SBA-guaranteed debentures, subject to the SBA’s approval. These debentures have maturities of ten years and have fixed interest rates tied to the U.S. 10 Year Treasury rate, which are generally lower than comparable bank and other forms of debt. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SSBIC license, and the Company has received no assurance or indication from the SBA that it will receive an SSBIC license, or of the timeframe in which it would receive a license, should one be granted.

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“2022 Form 10-K”), we aim to promote public welfare and community development in underserved communities by deploying at least 51% of our invested capital to borrowers (i) located in and/or with a majority of operations in low- and moderate- income1 (“LMI”) areas, Empowerment Zones, as defined in the Empowerment Zones and Enterprise Communities Act of 1993, as amended (“Empowerment Zones”), Opportunity Zones, as defined in the U.S. Tax Cut and Jobs Act of 2017 (“Opportunity Zones”), and/or areas targeted by a government entity for redevelopment or to revitalize or stabilize designated disaster areas (such areas, together with Opportunity Zones, Empowerment Zones and LMI areas, “Underserved Areas”) or (ii) that provide substantial employment to LMI individuals, meaning more than 50% of the portfolio company’s workforce, measured by W-2 forms or 1099 forms filed by workers with the Internal Revenue Service (“Substantial Employment”).

In addition to such targeted investing, we seek to improve the retention, well-being, and productivity of employees by connecting our portfolio companies with third-party service providers that deliver workplace benefits and/or advisory support ("Third-Party Solution Providers") through our services platform, “Worker Solutions” (such platform is described in more detail in our 2022 Form 10-K). This platform is consistent with the mandate that BDCs offer “significant managerial assistance” to their portfolio companies upon request, and we believe these curated services have the potential to (i) positively affect employee well-being and (ii) enhance the risk-adjusted financial returns of the portfolio companies (including by increasing employee retention, morale and productivity).

In line with the aims above, and as described in more detail in our 2022 Form 10-K, we have set 2030 goals to (1) increase employment opportunities (by helping businesses create and/or retain 100,000 LMI jobs, and 150,000 jobs overall), (2) provide significant managerial assistance to small and middle-market companies (by incentivizing at least 50% of our borrowers to adopt Worker Solutions) and (3) encourage economic growth in underserved communities (by investing at least 50% of our portfolio in borrowers who are either located in underserved communities or are substantial employers of LMI people.) In order to follow our progress towards these goals and help determine the average employee data of our portfolio companies noted in the table below, we track the locations of our portfolio companies and LMI status of their employees and we rely on feedback on certain employee data points from our portfolio companies. We cannot guarantee the accuracy of the information provided to us by our portfolio companies, and the metrics used by different portfolio companies to calculate the information that they provide to us may differ significantly as between such portfolio companies.
1 LMI is defined under applicable CRA regulation as an individual income that is less than 80 percent of the area median income (“AMI”) or a median family income that is less than 80 percent in a census tract. AMI is defined as the median family income for the metropolitan statistical area or metropolitan division, if applicable, or if the person or census tract is located outside of a metropolitan statistical area, the statewide non-metropolitan median family income. Census tracts are defined by the U.S. Government and may include LMI, Opportunity Zones and/or Empowerment Zones.

As of September 30, 2023, 48.7% percent of our portfolio (and 62.9% of the transactions where we were lead agent) was invested in borrowers who are either located in underserved communities or are substantial employers of LMI people, and among our portfolio companies where we receive census data, 2,081 LMI individuals were employed out of a total of 3,814 employees (with 9,363 people employed in total by all of our portfolio companies)2. In addition, with respect to engagement by our portfolio companies with our Third-Party Solution Providers, as of September 30, 2023, 42.2% of our Portfolio Companies (and 54.5% of the transactions where we were lead agent) had adopted our Third-Party Solution Providers (for a total of five Third-Party Solution Providers), with 52 workers served and a total of 2,163 workers with access to services.

Over time, we believe our portfolio companies' uptake of Third-Party Solution Providers, in combination with our capital, will contribute to an improvement in the below metrics:

Lafayette Square USA, Inc.’s Portfolio Company Human Capital Data (As of September 30, 2023)
	Portfolio Company Average Employee Data	National Average Employee Data
Employee Turnover[3]	8%	4.3%
Participation in Medical Care Benefits[4]	35%	46.0%
Participation in Retirement Benefits[5]	26%	53.0%
Median Employee Income		National Median Family Income[6]
LMI Employee Median Income	$46,000	$92,148
Non-LMI Employee Median Income	$86,000

Key Components of Operations
Investments
Our level of investment activity may vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.

2 For those portfolio companies who did not agree to provide census data, job totals are based on data provided by such portfolio companies at time of transaction.
3 Turnover rates are based on Q3 2023 data, and are calculated by dividing the total terminations for the period by the average number of employees who worked during or received pay for the same period. National turnover data is based on private employee data from the September 2023 U.S. Bureau of Labor Statistics - Job Openings and Labor Turnover Survey and Current Employment Statistics Survey.
4 Medical Care Benefits are plans that provide services or payments for services rendered in the hospital or by a qualified medical care provider. Participation is calculated from the unrounded percentage of workers who participate in the plan. The national average is calculated based on data about private sector employees surveyed by the U.S. Bureau of Labor Statistics' March 2023 National Compensation Survey.
5 Retirement Benefit plans includes defined benefit pension plans and defined contribution retirement plans. Participation is calculated from the unrounded percentage of workers who participate in the plan. 1,652 employees from portfolio companies who did not provide retirement benefits data to the Company were not included in this calculation. The national average is calculated based on data about private sector employees surveyed by the U.S. Bureau of Labor Statistics' March 2023 National Compensation Survey.
6 National median income data is from the U.S. Census Bureau - 2022 American Community Survey. This is the most recent data available as of November 2023. Median family income is used to calculate individual LMI per CRA guidelines. The metric is included at the national level to serve as a similar, but not exact, comparison.

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
Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the three months ended September 30, 2023 and September 30, 2022, (information presented herein is at amortized cost unless otherwise indicated):

	For the three months ended September 30, 2023	For the three months ended September 30, 2022
Total Investments, beginning of period	$113,666	$40,701
New investments purchased	56,688	7,930
Net accretion of discount on investments	210	64
Net realized gains (losses) on investments	—	—
Investments sold or repaid	(884)	(186)
Total Investments, end of period	$169,680	$48,509

Portfolio companies, at beginning of period	11	2
Number of new portfolio companies	1	—
Portfolio companies, at end of period	12	2
As of September 30, 2023 and December 31, 2022, the Company’s investments consisted of the following:

	September 30, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$161,321	95.1%	$162,181	95.2%
Equity	4,881	2.9%	4,759	2.8%
Subordinated debt	1,826	1.1%	1,686	1.0%
Preferred equity	1,652	1.0%	1,652	1.0%
Warrants	—	—%	—	—%
Total	$169,680	100.1%	$170,278	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$78,221	92.5%	$78,156	92.7%
Equity	4,631	5.5%	4,631	5.5%
Subordinated debt	1,693	2.0%	1,556	1.8%
Warrants	—	—%	—	—%
Total	$84,545	100.0%	$84,343	100.0%
The table below describes investments by industry composition based on fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Amortized Cost		Fair Value
Construction & Engineering	$50,374	29.7%	$51,059	29.9%
Commercial Services & Supplies	46,019	27.1%	45,625	26.8%
Event Management	33,507	19.7%	33,547	19.7%
Media	25,064	14.8%	25,162	14.8%
Health Care Providers & Services	7,853	4.6%	7,960	4.7%
Hotels, Restaurants & Leisure	3,487	2.1%	3,500	2.1%
IT Services	3,376	2.0%	3,425	2.0%
Total	$169,680	100.0%	$170,278	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$39,024	46.2%	$38,647	45.8%
Media	25,509	30.2%	25,684	30.5%
Construction & Engineering	20,012	23.6%	20,012	23.7%
Total	$84,545	100.0%	$84,343	100.0%
The weighted average yields at amortized cost and fair value of our portfolio as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt(2)	13.2%	13.2%	13.1%	13.1%
Subordinated debt	14.0%	15.5%	14.0%	15.3%
Weighted Average Yield(1)	13.2%	13.2%	13.1%	13.2%
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

	September 30, 2023	December 31, 2022
Number of portfolio companies	12	5
Percentage of performing debt bearing a floating rate (1)	99.0%	98.0%
Percentage of performing debt bearing a fixed rate (1)(2)	1.0%	2.0%
Weighted average spread over SOFR or LIBOR of all accruing floating rate investments	7.4%	8.0%
Weighted average leverage (net debt/EBITDA) (3)	2.9x	2.8x
Weighted average interest coverage (3)	2.7x	2.8x
(1) Measured on a fair value basis. Excludes all equity based investments and debt investments, if any, placed on non-accrual.
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
The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—	$—	—
2	170,278	100.0%	84,343	100.0%
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$170,278	100.0%	$84,343	100.0%

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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through September 30, 2023.
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

Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2023 and September 30, 2022:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Total investment income	$5,741	$1,277	$13,331	$1,298
Net expenses	2,823	992	7,826	1,303
Net investment income (loss)	2,918	285	5,505	(5)
Net realized gains (losses) on investments	—	—	—	—
Net change in unrealized gains (losses)	558	(505)	800	(376)
Net increase (decrease) in net assets resulting from operations	$3,476	$(220)	$6,305	$(381)
Investment Income
The composition of the Company’s investment income for the three and nine months ended September 30, 2023 and September 30, 2022 was as follows:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Investment income
Interest income	$4,999	$1,197	$12,034	$1,218
Fee income	18	80	28	80
Interest from cash and cash equivalents	724	—	1,269	—
Total investment income	$5,741	$1,277	$13,331	$1,298
Expenses
Expenses for the nine months ended September 30, 2023 and September 30, 2022, consisted of $332 and $22, respectively, in initial organizational costs for which we are required to reimburse Lafayette Square upon the commencement of our operations in accordance with the Administration Agreement. As of September 30, 2023, the Company has incurred $804 (since inception) of organization and offering costs.
The composition of the Company’s expenses was as follows for the three and nine months ended September 30, 2023 and September 30, 2022:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
General and administrative expenses	$601	$383	$1,922	$659
Interest and financing expenses	307	261	1,193	356
Incentive fee	535	—	1,050	—
Management fee	431	108	1,035	110
Professional fees	449	163	851	275
Administrative services fee	251	145	600	157
Organizational costs	46	—	332	22
Directors' fees	80	80	240	96
Offering expenses	—	77	151	80
Total expenses	2,700	1,217	7,374	1,755
Expense support reimbursement	123	(225)	452	(452)
Total expenses, net of expense support reimbursement	$2,823	$992	$7,826	$1,303

The increase in general and administrative expenses for the nine months ended September 30, 2023, in comparison to the nine months ended September 30, 2022, include, among other costs, insurance premiums, accounting, financial preparation and reporting services, placement agent fees due to additional commitment closes and capital draws, fund transfers and custodial fees.

During the nine months ended September 30, 2023 and 2022, we incurred interest and financing expense of $1,193 and $356, respectively, related to an increase in the average principal amount of borrowings outstanding on our Subscription Facility and the increase in the weighted average stated interest rate.

During the nine months ended September 30, 2023 and 2022, we incurred expenses related to fees paid to our independent directors of $240 and $96, respectively.

During the nine months ended September 30, 2023 and 2022, we incurred management fees of $1,035 and $110, respectively, due to the increase in the average size of our portfolio.

During the nine months ended September 30, 2023 and 2022, we incurred administrative services fee of $600 and $157, respectively, paid to the Administrator under the Administration Agreement for our allocable portion of, but not limited to (See Note 6), overhead, compensation, rent, office services and equipment.

During the nine months ended September 30, 2023 and 2022, we incurred organizational costs of $332 and $22, respectively, the increase which was due to the formation of the Company's subsidiaries, SBIC LP and SSBIC LP.

During the nine months ended September 30, 2023 and 2022, we incurred incentive fees of $1,050 and $0, respectively, due to the increase in Net Investment Income. Refer to Note 6 Investment Advisory Agreement on how the incentive fee is calculated.

During the nine months ended September 30, 2023 and 2022, we incurred professional and directors’ fees of $1,091 and $371, respectively, in connection with independent audit services, external legal services and third-party valuation services for our portfolio.

During the nine months ended September 30, 2023 and 2022, we incurred offering expenses of $151 and $80, respectively, in connection with the offering of shares of the Company's common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliate, amortized over one year.

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
For the three and nine months ended September 30, 2023, the Company incurred Management Fee expense of $431 and $1,035, respectively. For the three and nine months ended September 30, 2022, the Company incurred Management Fee expense of $108 and $110, respectively. As of September 30, 2023 and December 31, 2022, $431 and $167, respectively, remained payable.
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
For the three and nine months ended September 30, 2023, the Company incurred Income-Based Fee of $535 and $1,050, respectively. For the three and nine months ended September 30, 2022, the Company did not incur any Income-Based Fee. As of September 30, 2023 and December 31, 2022, $535 and $0, respectively, remained payable. For the three and nine months ended September 30, 2023 and September 30, 2022, there were no Capital Gains Fees incurred.

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
For the three and nine months ended September 30, 2023 and September 30, 2022, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of September 30, 2023 and December 31, 2022, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the three and nine months ended September 30, 2023, the Administrator incurred $251 and $600, respectively, in fees under the Administrative Agreement. For the three and nine months ended September 30, 2022, the Administrator incurred $145 and $157, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2023 and December 31, 2022, $251 and $550 were unpaid and included in Administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since our inception:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payments
June 30, 2022	$227	$—	$227
September 30, 2022	225	—	225
June 30, 2023	—	(329)	(329)
September 30, 2023	—	(123)	(123)
Total	$452	$(452)	$—
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by us in the future. As of September 30, 2023 and December 31, 2022, the Company had $123.0 million and $0 million, respectively, in obligations to repay the Expense Payments to the Adviser and recorded a liability on the Consolidated Statements of Assets and Liabilities.
Capital Resources and Borrowings
As of September 30, 2023 and December 31, 2022, we have received signed Subscription Agreements totaling approximately $456.5 million and $285.8 million, respectively. However, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $370.5 million and $196.6 million, respectively.
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
Subscription Facility
On February 2, 2022, we entered into a revolving credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022 and December 21, 2022, August 7, 2023 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allows us to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base based upon unused capital commitments made by investors in us. The amount of permissible borrowings under the Subscription Facility may be increased to up to $1 billion with the consent of the lenders. The Subscription Facility matures on February 2, 2024 and bears interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 1.80% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three and nine months ended September 30, 2023 and September 30, 2022:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Interest expense	76	178	375	182
Non-usage fee (1)	22	14	64	30
Amortization of financing costs	97	69	266	144
Weighted average stated interest rate	7.49%	4.15%	7.17%	4.17%
Weighted average outstanding balance (2)	$4,028	$16,924	$6,991	$16,926
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2)    Our initial borrowing occurred on June 29, 2022.

SBA Debentures
SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital in SBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of September 30, 2023, we funded SBIC LP with $42.0 million of regulatory capital, and have $31.0 million in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, and have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a 2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee of 0.047% is charged on the SBA-guaranteed debentures which are amortized over the period.

The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2023:

Issuance Date	Maturity Date	Debenture Amount	Purchase Date	Interest Rate	SBA Annual Charge
September 15, 2023	September 15, 2033	$7,000	September 15, 2033	6.04%	0.05%
September 15, 2023	September 15, 2033	$6,000	September 15, 2033	6.04%	0.05%
September 15, 2023	September 15, 2033	$6,000	September 15, 2033	6.04%	0.05%
September 15, 2023	September 15, 2033	$6,000	September 15, 2033	6.04%	0.05%
September 15, 2023	September 15, 2033	$6,000	September 15, 2033	6.04%	0.05%

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2023:

	For the three months ended September 30, 2023	For the three months ended September 30, 2022	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Interest expense	84	—	84	—
Non-usage fee (1)	—	—	—	—
Amortization of financing costs	28	—	28	—
Weighted average stated interest rate	6.10%	—%	6.10%	—%
Weighted average outstanding balance (2)	$5,391	$—	$1,817	$—
(1) Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the SBA-guaranteed debentures.
(2) The Company's initial borrowing occurred on September 15, 2023.

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

We entered into a repurchase agreement on March 15, 2023 which was collateralized by the Company’s term loan to Synergi, LLC. Interest under this Repurchase Obligations was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. On June 2, 2023 the Company repurchased its obligation under the repurchase agreement. As of September 30, 2023, there was no outstanding loan and interest payable balance to Macquarie.
Our facilities consist of the following:

	September 30, 2023			December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$23,400	$15,000	$38,400	$31,500	$6,900
SBA-guaranteed debentures	36,960	31,000	5,960	—	—	—
Total	$75,360	$54,400	$20,960	$38,400	$31,500	$6,900

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

SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital, subject to receiving a capital commitment from the SBA and being examined by the SBA subsequent to licensing. As of September 30, 2023, we had funded SBIC LP with $42.0 million of equity capital, and have $31.0 million in SBA-guaranteed debentures outstanding. Lafayette Square’s SBIC license allows access to 10-year financing for qualifying investments through the SBA debenture program with a permitted leverage ratio of debt-to-equity of up to two-to-one. The SBA issues a trust certificate debenture twice a year (in March and September), which establishes the fixed interest rate for this borrowing.

SBICs are designed to stimulate the flow of capital into eligible businesses. Under SBA regulations, SBIC LP is subject to regulatory requirements, including making investments in SBA eligible businesses, investing at least 25% of regulatory capital in eligible smaller businesses, as defined under the Small Business Investment Act of 1958, placing certain limitations on the financing terms of investments, prohibiting investment in certain industries and requiring capitalization thresholds that limit distributions to us, and is subject to periodic audits and examinations of their financial statements that are prepared on a basis of accounting other than GAAP (for example, fair value, as defined under ASC 820, is not required to be used for assets or liabilities for such compliance reporting). As of September 30, 2023, SBIC LP was in compliance with their regulatory requirements.

Off-Balance Sheet Arrangements

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2023 and December 31, 2022, we were not party to any off-balance sheet arrangements.

Recent Developments
On November 6, 2023, the Company closed an additional $6.6 million in capital commitments, increasing the total closed commitments to $377.0 million as of the date of this Report.
On October 20, 2023, the Company repaid it's outstanding balance on the Credit Facility in the amount of $23.4 million. As of the date of this Report, there is no outstanding balance on the Credit Facility.
On October 3, 2023, the Company invested in a senior secured first lien delayed draw term loan in Direct Digital Holdings, LLC, with a incremental delayed draw term loan funded commitment of $3.6 million, bearing an interest rate of 3M Term SOFR + CSA + 7.95%, maturing on December 3, 2026.
On October 6, 2023, the Company invested in a senior secured first lien term loan in Standard Real Estate Investments, LP, with a term loan funded commitment of $3.0 million, bearing an interest rate of 3M Term SOFR + CSA + 8.75%, maturing on October 6, 2026. In addition, the Company had an unfunded commitment of $2.0 million in a senior secured first lien delayed draw term loan maturing on October 6, 2026.
In addition, as of October 30, 2023, we had an investment backlog and pipeline of approximately $89 million and $444 million, respectively. Investment backlog includes transactions approved by our investment adviser’s investment committee and/or for which a formal mandate, letter of intent or a term sheet have been issued, and therefore we believe have a strong likelihood of closing. Investment pipeline includes transactions where initial due diligence has begun and/or analysis is in process, but no formal mandate, letter of intent or term sheets have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of September 30, 2023, approximately 98.97% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (including investments bearing a prime interest rate contracts) and approximately 1.03% of investments at fair value represent fixed-rate investments. Additionally, our senior secured revolving credit facility is also subject to a floating interest rate and currently paid on a floating SOFR rates. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2023 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of September 30, 2023, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	September 30, 2023
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$4,889	$(1,632)	$3,257
Up 200 basis points	$3,259	$(1,088)	$2,171
Up 100 basis points	$1,630	$(544)	$1,086
Down 100 basis points	$(1,630)	$544	$(1,086)
Down 200 basis points	$(3,259)	$1,088	$(2,171)
Down 300 basis points	$(4,889)	$1,632	$(3,257)
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2023, our internal control over financial reporting is effective based on those criteria.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our Form 10-Q for the fiscal quarter ended June 30, 2023. The risks described in our Annual Report on Form 10-K and Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended September 30, 2023, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Form 10-Q for the quarter ended June 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the nine months ended September 30, 2023 were reported in our current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).
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

Lafayette Square USA, Inc.

Date: November 8, 2023	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: November 8, 2023	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer