Form 10-K
period 2023-12-31
Lafayette Square USA, Inc.
filed 2024-03-20
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 20, 2024 the Registrant had 21,502,768 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2023 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•heightened global political and economic uncertainty caused by war, social unrest and political tension;
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
•the ability of any of our subsidiaries (in existence now or which may be formed in the future) to obtain a small business investment companies license from the Small Business Administration (the "SBA"), including a license for a specialized small business investment company (“SSBIC”), or maintain such licenses, like the license for a small business investment company ("SBIC") currently held by Lafayette Square SBIC, LP, and the potential benefits from having such a license;
•our ability to adhere to or meet our goals, including our 2030 Goals (as defined herein);
•our ability to deploy at least 51% of our invested capital with working class communities;
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
•the likelihood that the federal government will expand its partnerships with the private sector, including through programs aligned with our 2030 goals; and
•our ability to qualify for and maintain our qualification as a regulated investment company (a “RIC”) and as a business development company (a “BDC”).
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

PART I
ITEM 1. BUSINESS

Lafayette Square USA, Inc. ("we" or the “Company,” which term refers to either Lafayette Square USA, Inc. or Lafayette Square USA, Inc. together with its consolidated subsidiaries, as the context may require) is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). We focus on lending to middle market businesses located in and/or employing working class American communities while offering such businesses significant managerial assistance to strengthen their workforce, with the goal of enhancing those businesses' returns while creating and preserving jobs and stimulating economic growth across the United States.

Our investment objective is to generate favorable risk-adjusted returns, including current income and capital appreciation, principally from investments in “non-sponsored” middle market businesses that are primarily domiciled, headquartered and/or have a significant operating presence in each of ten regions across the United States, as listed in “Item 1. Business — Differentiators for Our Investment Strategy — Regional Focus to Promote Economic Growth and Create and Sustain Jobs” (the "Target Regions"). We aim to invest at least 5% of our assets in each Target Region over time, and expect to invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock, and warrants.

Along with our investment objective, we seek to identify investment opportunities that align with the main goal of our investment adviser's parent company, Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including LS BDC Adviser, LLC and LS Administration, LLC, “Lafayette Square”). Founded in November 2020, Lafayette Square aims to serve working class people while generating favorable risk-adjusted returns for its investors.

We aim to further Lafayette Square's goal in two ways. First, we aim to promote public welfare and community development in working class communities by deploying at least 51% of our invested capital to borrowers (i) located in and/or with a majority of operations in Working Class Areas1 or (ii) that provide Substantial Employment2 to LMI individuals. We may also invest in other community development and public welfare investments identified as qualifying for CRA credit under the Office of Comptroller of Currency (“OCC”) and/or Federal Reserve guidance. We refer to all of these types of investments as “LMI Targeted Investments.”

Second, we offer significant managerial assistance to all of our portfolio companies in an effort to strengthen the work experience and well-being of their employees. Such efforts are conducted through Lafayette Square's "Worker Solutions" human capital consulting platform, which coordinates with the human resources and personnel departments of our portfolio companies to identify and recommend appropriate services that would enhance employee well-being. These services include both traditional employee benefits, such as health insurance and retirement, and supplementary employee benefits, such as services that focus on the alleviation of financial insecurity and economic mobility issues. This program is consistent with the mandate that BDCs offer “significant managerial assistance” to their portfolio companies upon request, and we believe it has the potential to (i) positively affect employee well-being and (ii) enhance the risk-adjusted financial returns of the portfolio companies (including by increasing employee retention, morale and productivity).

Formed as a Delaware limited liability company, we elected to be regulated as a BDC under the 1940 Act and intend to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax year ended December 31, 2023, as well as maintain such election in future taxable years. We are externally managed by LS BDC Adviser, LLC (the “Adviser”), which is a wholly-owned subsidiary of Lafayette Square.

1 “Working Class Areas” refers to low- and moderate- income (“LMI”) areas, Empowerment Zones, as defined in the Empowerment Zones and Enterprise Communities Act of 1993, as amended (“Empowerment Zones”), Opportunity Zones, as defined in the U.S. Tax Cut and Jobs Act of 2017 (“Opportunity Zones”), and/or areas targeted by a government entity for redevelopment or to revitalize or stabilize designated disaster areas. LMI is defined under applicable CRA regulation as an individual income that is less than 80 percent of the area median income (“AMI”) or a median family income that is less than 80 percent in a census tract. AMI is defined as the median family income for the metropolitan statistical area or metropolitan division, if applicable, or if the person or census tract is located outside of a metropolitan statistical area, the statewide nonmetropolitan median family income. Census tracts are defined by the U.S. Government and may include LMI areas, Opportunity Zones and/or Empowerment Zones. Throughout this Form 10-K, we may use the terms "LMI", "underserved" and "working class" interchangeably.
2 “Substantial Employment” means more than 50% of the portfolio company’s workforce, measured by W-2 forms or 1099 forms filed by workers with the Internal Revenue Service.

Our Investments
The Company currently invests in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in eight of the ten Target Regions, with a goal to invest at least 5% of its assets in each Target Region over time. We are highly focused on constructing a diverse investment portfolio with broad diversification by company, industry sectors, and position size and while we seek to achieve the targets described above, the composition of our investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities.

The below is information related to our investment portfolio as of December 31, 2023:

•We had debt and equity investments in 19 companies with an aggregate fair value of approximately $273.6 million and an average position size of $14.4 million.
•All of our debt investments have financial covenants.
•Our portfolio companies had a weighted average annual EBITDA of $22.0 million.
•The interest coverage ratio for our first lien loans was 2.8x. Net leverage for our debt investments was 3.0x.

Portfolio Composition by Investment Type

AS OF DECEMBER 31, 2023

97%
First Lien

- First Lien Senior Secured Debt (97%)
- Equity Co-Investment (2.4%)
- Unsecured/ Subordinate Debt (0.6%)

Portfolio Composition by Investment Type

AS OF DECEMBER 31, 2022

92.7%
First Lien
First Lien Senior Secured Debt (92.7%)
Equity Co-Investment (5.5%)
Unsecured/ Subordinate Debt (1.8%)

Portfolio Diversification Across Regions

AS OF DECEMBER 31, 2023

2.9%
26%
16.5%
14.5%
13%
12.1%
9.3%
5.7%
Far West (26%)
Gulf Coast (16.5%)
Mid-Atlantic (14.5%)
Southeast (13%)
Four Corners (12.1%)
Great Lakes (9.3%)
Empire (5.7%)
Cascade (2.9%)

Portfolio Diversification Across Regions

AS OF DECEMBER 31, 2022

24.6%
41.3%
34.1%
Mid-Atlantic (41.3%)
Gulf Coast (34.1%)
Southeast (24.6%)

Portfolio Diversification Across Sectors

AS OF DECEMBER 31, 2023

3.1%
1.3%
1.1%
0.7%
3.1%
3.2%
21.3%
3.6%
5%
5.7%
16.8%
10.5%
12.4%
12.5%
Construction & Engineering (21.3%)
Commercial Service & Supplies (16.8%)
Professional Services (12.5%)
Leisure Facilities (12.4%)
Media (10.5%)
Specialized Consumer Services (5.7%)
Health Care Services (5%)
Environmental & Facilities Services (3.6%)
Restaurants (3.2%)
Health Care Equipment & Services (3.1%)
Health Care Providers & Services (2.9%)
IT Services (1.3%)
Real Estate Management & Development (1.1%)
Hotels, Resturants & Leisure (0.7%)

Portfolio Diversification Across Sectors

AS OF DECEMBER 31, 2022

24%
46%
31%

- Commercial Services & Supplies (46%)
- Media (31%)
- Construction & Engineering (24%)

We have set specific goals for the decade, informed by certain outside regulatory frameworks, including the Small Business Investment Act of 1958 (the “Investment Act”), the Community Reinvestment Act of 1977 (the “CRA”), the Small Business Investment Incentive Act of 1980 (the “Incentive Act”), the Investment Company Act of 1940 (the “1940 Act”), and the SECURE 2.0 Act of 2022 (the “Secure Act”). While these legislative acts were authored during distinctly different economic environments, all of them reflect a focus by the United States Congress ("Congress") and the Presidential Administration they worked with at the time on how to engage the private sector in financing job growth for all Americans, especially those in working class communities.

The Company’s 2030 goals are to (1) increase employment opportunities (by helping businesses create and/or retain 100,000 working class jobs, and 150,000 jobs overall), (2) provide significant managerial assistance to small and middle-market companies (by incentivizing at least 50% of our borrowers to adopt Worker Solutions), and (3) encourage economic growth in working class communities (by investing at least 50% of our portfolio in borrowers who are either located in Working Class Areas or are Substantial Employers of LMI people). As described below, each of these goals aligns with the various regulatory acts we have described above:

Company 2030 Goals
Investment Act	Help businesses create / retain 150,000 jobs (with 100,000 being working class jobs)
Incentive Act	50% borrowers adopting Worker Solutions services or HR policy changes
CRA	50% borrowers either located in Working Class Areas or are Substantial Employers of LMI people

The heatmaps on the following pages, generated by Lafayette Square's proprietary place-based analytics platform, Potomac x Lafayette Square, display the socioeconomic metrics of the communities in which our portfolio companies operate, with comparisons to the corresponding national averages. This content helps to inform recommendations to our portfolio companies from Lafayette Square's "Worker Solutions" human capital consulting platform, including with respect to delivery of impactful services to the employees of such portfolio companies.

Communities in which Our Portfolio Companies Operate

Socioeconomic Metrics for Census Tract of Portfolio Company Headquarters vs National Benchmarks
Notes:
1.Metrics are given at the lowest level geography where data is available. Most metrics are at the tract or "neighborhood" level, except that the following metrics are provided at the county-level: Share of Population Living in LMI Area; Median Wage; Living Wage; and all Financial Stability metrics.
2.Metrics are primarily from December 31, 2021, except for Life Expectancy (December 31, 2015); Share Any Debt in Collections, Share Student Loan Debt, Share Medical Debt, Median Wage and Living Wage (December 31, 2022); and Share of Population Living in LMI Areas (December 31, 2023).
3.Suppressed values occur when the sample size of the area is too small to produce reliable estimates.
4.Source: Lafayette Square analysis of its investment portfolio and data from the U.S. Census Bureau, Bureau of Labor Statistics, Massachusetts Institute of Technology, Urban Institute, and Centers for Disease Control and Prevention.

The Market Opportunity We See

We operate within a large addressable market of middle market businesses, yet our competitors tend to invest in the same limited number of locales at ever increasing deal sizes. We believe this continuing trend has led to capital scarcity among many middle market businesses, and consequently we have focused our origination efforts on outreach to founders and management teams rather than partnering with private equity firms to finance sponsor-led buy-outs. In the process, we believe we have further distinguished ourselves from the competition by offering tangible advice and solutions to our borrowers to help strengthen their work forces and ultimately, their bottom line.

The Middle Market is a Large Addressable Market

According to a study conducted by the National Center for the Middle Market in June 2022, the U.S. middle market3 contains nearly 200,000 businesses, representing approximately one-third of private-sector GDP and employing approximately 48 million people. During the financial crisis (2007-2010), these businesses outperformed other types of companies and added 2.2 million jobs across major industry sectors and geographies. Yet, we believe traditional lenders to the middle market, in particular regional banks, have either exited or de-emphasized their service and product offerings in the middle market. These traditional lenders have instead focused on lending and providing other services to large corporate clients, and have reduced their lending to commercial and industrial firms in the middle market, with non-banks now representing 33% of middle-market lending according to a report by the Bank Policy Institute (September 14, 2022). We believe this shift has resulted in fewer key players in this part of the lending sector and has reduced availability of debt capital to the companies we target.

These trends do not look likely to reverse given regulatory changes that have added increased capital requirements on US banks. Specifically, the Basel III Accord, the adoption of the Dodd-Frank Wall Street Reform and the Consumer Protection Act (the “Dodd-Frank Act”), and regulations implemented by the U.S. Federal Reserve, the OCC, and the Federal Deposit Insurance Corporation (“FDIC”), have significantly increased capital and liquidity requirements for banks, decreasing their capacity and appetite to hold non-investment grade loans on their balance sheets. Additionally the banking industry has seen an increasing cost of capital as a result of rising interest rates and the March 2023 banking turmoil. However, the Company may not be able to successfully capitalize on this current regulatory climate, and future regulatory or structural changes may adversely affect what we perceive as a current advantageous regulatory climate.

We See Decreasing Competition to Lend to Certain Types of Borrowers and/or Borrowers in Certain Locations
While we see a large addressable market, we also believe that many of those financial institutions that have lent in the past or could lend today to these eligible businesses have instead focused on only a small number of locales and primarily larger sized borrowers. As a result, we see a significant opportunity to finance middle market businesses with annual revenues of between $10 million and $1 billion and annual EBITDA of between $10 million and $100 million.
The BDC industry investment landscape is highly concentrated. As seen in the following map (which illustrates where BDCs with public SEC filings (i.e., reporting required under the Exchange Act) are investing in portfolio companies in relation to working class places across the country) and accompanying charts, other BDCs disproportionately invest in businesses in the coastal regions, with the top five states representing almost 50% of the investment activity for these other BDCs. The concentrated capital in these states creates significant competition between, and overlapping exposure across, these other BDC portfolios. BDCs have also traditionally supported middle market companies by providing debt capital to companies supported by the same proven sponsors, resulting in a significant overlap in the investments across BDCs.

3 The National Center for the Middle Market defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.

Percentage of Total BDC Investing by State

AS OF SEPTEMBER 30, 2023

California
16.2% (868)
New York
10.6% (567)
Texas
10.0% (536)
Florida
5.5% (298)
Illinois
5.5% (297)

Source(s): Lafayette Square analysis of data from BDCs with public SEC filings, sourced from the U.S. Securities and Exchange Commission's Electronic Data Gathering, Analysis, and Retrieval (EDGAR) database. Percentages based on number of BDC portfolio companies per state.

Number of BDC's Investing by State (Top 5 States)

AS OF SEPTEMBER 30, 2023

Texas
123
California
122
New York
119
Illinois
114
Florida
113

Source(s): Lafayette Square analysis of data from BDCs with public SEC filings, sourced from the U.S. Securities and Exchange Commission's Electronic Data Gathering, Analysis, and Retrieval (EDGAR) database.

Summary (Top 5 States by Capital Invested)
Number of Companies	2,538
Percentage of Total BDC Investments	49.5%
Number of BDCs Investing	129

Source: Lafayette Square analysis of the top five states (California, Texas, New York, Illinois and Massachusetts) by the amount of capital invested, based on data drawn from the U.S. Securities and Exchange Commission's Electronic Data Gathering, Analysis, and Retrieval (EDGAR) database. As of September 30, 2023.

Number of BDC Portfolio Companies All States and Territories
State	2023 (Total Number of Companies)	2023 (Number of Companies Located in a LMI Tract)	2022 (Total Number of Companies)	2022 (Number of Companies Located in a LMI Tract)	2022 vs 2023 (Total Number of Companies)
California	868	148	834	131	▲ 34
New York	567	44	553	38	▲ 14
Texas	536	135	529	132	▲ 7
Illinois	297	33	283	29	▲ 14
Massachusetts	270	17	262	23	▲ 8
Florida	298	95	257	80	▲ 41
Georgia	201	42	206	44	▼ 5
New Jersey	165	22	171	25	▼ 6
Pennsylvania	182	14	170	16	▲ 12
Ohio	152	29	142	24	▲ 10
North Carolina	144	35	134	33	▲ 10
Virginia	116	22	110	21	▲ 6
Colorado	123	20	107	18	▲ 16
Arizona	94	28	103	33	▼ 9
Michigan	108	26	99	24	▲ 9
Tennessee	95	23	92	21	▲ 3
Minnesota	91	14	86	11	▲ 5
Connecticut	92	21	84	18	▲ 8
Washington	87	19	83	17	▲ 4
Missouri	80	24	68	21	▲ 12
Utah	77	12	67	13	▲ 10
Maryland	76	13	66	12	▲ 10
Wisconsin	48	8	50	9	▼ 2
Indiana	54	18	49	19	▲ 5
Alabama	45	6	44	7	▲ 1
Delaware	42	21	43	19	▼ 1
Oklahoma	36	9	41	12	▼ 5
Oregon	34	3	38	5	▼ 4
South Carolina	38	13	32	16	▲ 6
Kentucky	32	13	31	11	▲ 1
Kansas	36	11	31	8	▲ 5
Nevada	27	10	26	9	▲ 1
Louisiana	27	11	26	10	▲ 1

Number of BDC Portfolio Companies All States and Territories
State	2023 (Total Number of Companies)	2023 (Number of Companies Located in a LMI Tract)	2022 (Total Number of Companies)	2022 (Number of Companies Located in a LMI Tract)	2022 vs 2023 (Total Number of Companies)
District of Columbia	33	8	26	4	▲ 7
New Hampshire	28	5	23	2	▲ 5
Mississippi	22	11	20	8	▲ 2
Arkansas	21	11	19	10	▲ 2
Nebraska	15	1	15	3	—
Wyoming	9	2	13	2	▼ 4
Rhode Island	15	3	13	2	▲ 2
Iowa	16	3	13	2	▲ 3
Maine	8	3	10	3	▼ 2
New Mexico	13	5	9	3	▲ 4
Idaho	10	2	9	2	▲ 1
South Dakota	8	4	7	4	▲ 1
Montana	7	1	6	1	▲ 1
Alaska	4	1	6	2	▼ 2
West Virginia	9	6	5	2	▲ 4
Vermont	7	2	5	2	▲ 2
Hawaii	5	2	5	2	—
Puerto Rico	4	—	2	—	▲ 2
North Dakota	1	—	1	—	—
United States Virgin Islands	1	—	—	—	—
Sum Total	5,374	1,029	5,124	963	▲ 249
Source: Lafayette Square analysis of data from the U.S. Securities and Exchange Commission's Electronic Data Gathering, Analysis, and Retrieval (EDGAR) database. As of September 30, 2023.

We believe this industry concentration leads to correlation risk. For example, among BDCs making public filings, the top ten firms manage 68 percent of BDC invested assets ($89 billion out of $130 billion) and invest in 49 percent of the same transactions. Yet at the same time, this concentration can result in limited competition for direct lending in the remaining 45 states, which we believe can unlock proprietary deal flow for the Company while commanding premium pricing.

Alongside this focus on the same locations and the same deals, we believe private equity firms (and the private credit institutions that support them) are investing in increasingly larger companies. Private equity has been concentrating in larger funds, with 67.9 percent of fundraising in 2022 going to private equity funds larger than $5 billion and only 1,500 smaller private equity funds (i.e., those with less than $250 million) reaching their fundraising targets in 2022, down 51 percent from the year before. This trend has resulted in 40 percent of private equity deals taking place at larger than $500 million in deal size, according to a report by Deloitte in 2022. Overall, this trend should continue as the private equity industry has more than doubled since 2013 to a total of $1.1 trillion raised in 2023, according to a March 2024 study released by Statista Research Department. As part of this trend, we believe that many sponsor backed private debt lenders have emphasized their service and product offerings to support private equity backed companies, providing an opportunity for alternative funding sources like us to lend to true middle-market companies.

Private Credit Has Focused on Sponsor-Backed Companies

Preqin projects direct lending to double between 2021 and 2027, with private debt-managed assets expected to increase 11% compounded annually from 2021 and reach $2.3 trillion by 2027. The asset class will likely be among the faster growing alternatives segments, potentially ahead of private equity, and its share of overall alternatives could climb from 8% today to 10% by 2027.

Yet, despite this impressive growth, new-money leveraged-loan issuance has become increasingly dominated by sponsor-backed borrowers, which we believe presents an opportunity for lenders like ourselves that focus on non-sponsor lending. Bloomberg data shows 81 percent of new leveraged-loan issuance since the start of 2021 supported private equity-backed companies, while LCD Pitch book data suggests private credit now funds 90 percent of buyout value (up from 61 percent in 2019), as banks exercise caution. Private equity demand has resulted in record dry powder awaiting deployment, and while a slowdown in the private equity cycle could be a knock-on risk to lenders supporting these transactions, we believe private credit firms will continue to support transactions.

Non-Sponsored Companies Have Disparate Financing Needs
The needs of middle market borrowers vary considerably based on company and industry-specific circumstances. We believe that the number of financing sources with a mandate to deliver tailored financial solutions addressing the needs in this market, particularly to non-sponsored borrowers, is limited. We believe that the combination of the broad investment mandate offered by the Lafayette Square platform together with the extensive experience of our investment team positions us as a favorable lending partner to such middle market borrowers.

One of the areas we view as attractive to such borrowers is our provision of impactful services. We believe limited investment in people reduces competitiveness, operational excellence, and employee retention, while services offerings like Worker Solutions aim to uplift portfolio companies by improving employee well-being, productivity and workforce retention.

Our Competitive Advantages

We believe that our regional focus, and disciplined approach to underwriting, portfolio construction, and risk management will enable the Company to achieve favorable risk-adjusted returns while reducing the risk of loss of shareholder capital, all while serving the public welfare and positively affecting communities across the United States. We see the following competitive strengths as positioning us well for continued growth:

We Target Borrowers in Locations that Other BDCs are Not Focused On

As described above, we believe that the BDC industry and regional banks that have historically provided credit to middle market businesses in Working Class Areas have more recently actively focused on only a small number of locales and primarily larger sized borrowers. As a result, we believe there is a significant opportunity for the Company to identify attractive middle market businesses that have meaningful capital needs and are not being served by other financing institutions.

We are Using Proprietary Data Analytics to Strengthen Our Origination, Underwriting and Monitoring Processes
We believe our data scientists and proprietary technology platform provide us with an advantage in identifying and underwriting businesses in overlooked places. The Lafayette Square Analytics Division is comprised of a dedicated team of technology professionals who build proprietary software and systems that work in conjunction with third-party tools to empower Lafayette Square investment professionals with data that informs risk decisions and builds relationships with clients.
One of the main products designed by the Analytics Division is Potomac X Lafayette Square ("Potomac"), a data platform with a place-based analytics tool that supports Lafayette Square’s investments by providing place-based socioeconomic data that offers insights into investments, both before and after they are made. Powered by a growing data lakehouse, Potomac overlays census information on top of company data from other third-party sources. In combination with the capabilities and relationships of our investment and origination team (including senior management contacts at target businesses), we are able to identify attractive investment opportunities and better understand the businesses we underwrite, both from an operational and a labor perspective.

We Have an Experienced Team of Investment Professionals

The members of the Investment Committee are seasoned investment professionals and have extensive experience with financing and managing small and medium-sized businesses through various credit cycles. With a collective average of almost 20 years of experience, the members of the Investment Committee have significant investing, finance, and risk management experience and provide valuable diligence insights to the investment team, which itself is an experienced group of underwriters and originators. We believe the combined experience of the Investment Committee will provide a wealth of strategic, financial, and operational knowledge regarding investments in middle market companies as well as the tools necessary to manage risks and achieve favorable risk-adjusted returns.

Our Collaboration with Government Provides a Structural Advantage

We believe our access to various SBA programs, including SBIC funding, provides a structural advantage over most BDCs which lack access to 10-year fixed rate funding priced at a spread to US Treasuries. In our view, government funding such as SBA debentures for our SBICs provides the lowest cost and longest duration solution for our shareholders. Looking ahead, we believe the federal government will expand its partnerships with the private sector given the economic climate following COVID-19 and Federal Reserve interest rate hikes from historic lows, and we are actively looking to broaden and deepen our relationship with multiple government agencies sponsoring programs aligned with our 2030 Goals.

Our Delivery of Managerial Assistance to Portfolio Companies is Differentiated

Lafayette Square has developed our differentiated Worker Solutions human capital consulting platform, which makes available significant managerial assistance to portfolio companies by providing meaningful guidance and counsel concerning the management, operations and policies of a portfolio company, primarily with respect to human capital-related matters. In particular, we have marshalled our managerial assistance resources and expertise to support our portfolio companies in their efforts to improve worker well-being and labor force retention, including for those employees whose annual wages would qualify under the federal definition of low-to-moderate income.

Our Worker Solutions assistance covers both traditional employee benefits, such as health insurance and retirement, and supplementary employee benefits, such as services that focus on the alleviation of financial insecurity and economic mobility issues, although these services may address other objectives, such as health and wellness, education, and resource navigation. We coordinate directly with the human resources and personnel departments of our portfolio companies to (i) analyze their workforce, wages, and benefits, (ii) identify human capital challenges and benefits gaps, and (iii) recommend appropriate third-party solution providers or policy changes to workplace benefits that would enhance employee well-being and improve retention. Where possible, we aim to disaggregate and analyze health insurance and retirement benefits participation among such employee populations and recommend options to improve employee participation in those benefits.

As described further below in “Item 1. Business — The Lafayette Square Managerial Assistance Division”, we currently support our portfolio companies in managing their talent and human capital in four main ways, via (1) Incentives, (2) Workforce & Benefits Data Analytics, (3) Services, and (4) Consultation, although we are constantly innovating and may change these approaches in the future without notice to shareholders. Overall, we believe delivery of this type of managerial assistance has the potential to (i) positively affect employee well-being, (ii) enhance the risk-adjusted financial returns of our portfolio companies (through increased employee retention, morale, and productivity) and (iii) reduce our funding costs. In order to continue to fine-tune and expand the program, our team actively monitors the uptake and effectiveness of our managerial assistance recommendations.

We Employ a Comprehensive Investment Process and Risk Management

Our investment strategy is focused on long-term credit performance and downside protection. This approach involves a comprehensive, multi-stage due diligence process, followed by ongoing investment monitoring for each asset in the portfolio. We do not intend to underwrite springing or covenant-lite transactions. We have designed our ongoing monitoring to detect credit deterioration at an early stage in order to minimize defaults and potential losses. Although the Company invests in illiquid securities for which there are limited secondary market selling opportunities, we value each investment on a mark-to-market basis in accordance with our internal policies and procedures and United States generally accepted accounting principles (“GAAP”). These policies and procedures include obtaining third-party valuations to provide an objective perspective and transparency into the performance of our portfolio companies.

Insured Depository Institution Investors May Potentially Receive CRA Credit

The CRA requires the three U.S. federal bank supervisory agencies, the Federal Reserve Board (“FRB”), the OCC, and the FDIC, to encourage certain FDIC-insured financial institutions to help meet the credit needs of their local communities, including LMI neighborhoods, consistent with the safe and sound operation of such institutions. Each agency operates under substantially similar rules and regulatory guidance for evaluating and rating an institution’s CRA performance. These rules vary according to an institution’s asset size and business strategy.

We believe depository institutions may be eligible to receive CRA credit for their indirect investments through the Company under the existing so-called “investment test” and under the community development financing test to be implemented under the New CRA Final Rule (defined and described in more detail in “Item 1.A Risk Factors — Insured depository institution shareholders that are subject to regulatory examination for CRA compliance may fail to obtain favorable regulatory consideration of their investment under the CRA."). Specifically, we believe that each of the LMI Targeted Investments made by the Company are the type of qualifying activities for which an insured depository institution should be eligible to receive credit under the CRA if such investment were made by the depository institution directly. Moreover, because we are committing that at least 51% of our investments will be LMI Targeted Investments, we also believe that an insured depository institution should be eligible to receive CRA credit for its investment in the Company. Additionally, in February 2023, the SBA approved the Company’s application for an SBIC license, which is held by the Company’s subsidiary, Lafayette Square SBIC, LP. Insured depository institutions are generally eligible to receive credit under the CRA for lending to or investing in an SBIC, and so depository institutions may also be eligible to receive CRA credit for investments by the SBIC in their assessment area.

In order to substantiate its position that the Company has deployed at least 51% of its invested capital to LMI Targeted Investments, the Company requires its prospective and actual portfolio companies to deliver supporting data throughout the term of the loan. Such data may include the borrower’s employment of LMI workers, business locations, and/or operations in Working Class Areas. This information is designed to be helpful in substantiating a position by an insured depository institution investor that its investment in the Company should be eligible for CRA credit from the applicable banking regulator.

However, we cannot offer any assurance that an insured depository institution’s banking regulator would consider an indirect investment through the Company as CRA eligible. Currently, an investment in the Company is not deemed a CRA eligible investment by any of the U.S. federal bank supervisory agencies, and the OCC declined to prospectively confirm that an investment in the Company would qualify as a CRA activity when the Company sought clarity on the question from the OCC (which was prior to the adoption of the New CRA Final Rule). Since we cannot offer assurance that an investor in the Company which is subject to CRA requirements will receive CRA credit for its investment in the Company, insured depository institution investors interested in applying for CRA credit must make their own assessment as to the likelihood that their banking regulator will grant CRA credit. For more information, see “Item 1.A Risk Factors — Insured depository institution shareholders that are subject to regulatory examination for CRA compliance may fail to obtain favorable regulatory consideration of their investment under the CRA."

Our Investment Strategy

Our primary investment strategy is to create a portfolio of investments across a range of industries and communities to mitigate certain risks and achieve our investment objective of generating favorable risk-adjusted returns while also promoting public welfare and community development in working class communities. We believe demand for capital investment and managerial assistance is particularly acute among middle market companies4 located in overlooked places, given that public business development companies primarily focus on businesses located in high income places (as illustrated in “Item 1. Business — How We Align our Strategy with Regulatory Intentions — The Community Reinvestment Act”). We believe inflationary pressures and the increasing employee benefits gap exacerbate this demand, enabling us to utilize our investment approach to select favorable risk-adjusted return opportunities.

We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on our investments. We generally expect to hold our investments until maturity or until such investments are refinanced by the portfolio company. From time to time, we may invest in loans with other lenders, or “club loans,” and may serve as agent in connection with any such loans. Currently, approximately 16 percent of the portfolio (measured on a straight-line basis) consists of "club loans", with Lafayette Square being lead agent on 63 percent of those deals. We may also participate in loans in the broadly syndicated loan market. Our debt investments in our portfolio companies typically have principal amounts of up to $50 million, bear interest at floating rates of interest tied to a widely available risk-free rate such as the U.S. Prime Rate, or the Secured Overnight Financing Rate (“SOFR”), and generally are not guaranteed by the federal government or otherwise. The debt instruments in which we invest are typically not rated by any rating agency, but we believe that if they were, they would be rated below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services). Under the guidelines established by these rating agencies, such ratings are an indication of such debt instruments having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”

We primarily focus our origination efforts on “non-sponsored” businesses, which we define as companies substantially owned by people rather than funds or financial institutions where we can establish a direct lending relationship without
4 We define middle market businesses as companies having annual revenues between $10 million and $1 billion and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although we may invest in larger or smaller companies.

the involvement or backing of a traditional buyout fund sponsor. We believe this focus will enable us over time to source investments through a less competitive lending process than if we focused on "sponsored" businesses, putting us in a better position to achieve favorable economic and structural terms for our investments. We intend to complement this investment strategy with robust risk management practices and rigorous ongoing portfolio monitoring. For a discussion of the risks inherent in our portfolio investments, please see the discussion under “Item 1A. Risk Factors.”

While we are generally industry agnostic with respect to our focus on investment sectors, we tend to primarily invest in the business services, franchising, technology & telecommunications, transportation & logistics, and healthcare sectors. In addition, among other things, we have opportunistically looked for exposures in the real-estate industry (including with companies that manage real estate and with real estate-related projects that advance our 2030 Goals) and the solar power industry (including with companies working to strategically enact energy transition plans).

We divide our investing approach into eight steps:

Step 1: We seek market rate returns from attractively priced assets, typically offering interest rates to our borrowers of SOFR plus a meaningful spread. We believe this pricing represents a premium to similar risk in liquid markets, including high yield and broadly syndicated loans.

Step 2: We typically prioritize companies with a strong free cash flow profile.

Step 3: We prioritize companies located outside of high-income places, often situated in Working Class Areas, because we believe there is less competition to lend to such companies and therefore an opportunity to identify quality investments at preferential pricing. We also believe that by focusing investments on communities with a higher density of LMI individuals, we create an opportunity for the Company to negotiate lower cost funding from government sources and the capital markets.

Step 4: We prioritize companies with EBITDA below $50 million because we believe there is less competition to lend to such companies and therefore an opportunity to charge higher pricing than larger EBITDA opportunities.

Step 5: We prioritize companies who are large employers of working class people because we believe the need for managerial assistance is higher in these companies. With this focus, we create opportunities for the Company to negotiate lower cost funding from government sources and the capital markets.

Step 6: We offer managerial assistance to portfolio companies because we believe it can ultimately strengthen our investments while also benefiting working class populations, in line with the original intentions of a variety of regulatory frameworks (including the Investment Act and the CRA).

Step 7: We reward portfolio companies with interest rate stepdowns based on achieving specific goals and adopting services from third party solution providers that have demonstrated track records of improving worker well-being.

Step 8: We seek low-cost, long duration funding premised on our portfolio construction which focuses on working class communities and managerial assistance for portfolio companies.

Differentiators for Our Investment Strategy

We seek to generate favorable risk-adjusted returns, including current income and capital appreciation, principally from directly originated investments in middle market companies that are primarily domiciled, headquartered and/or have a significant operating presence in the United States. We intend to create a broad portfolio of investments across industries to mitigate risk and achieve our investment objectives. We believe our investment strategy contains several factors that provide us with a strategic advantage, in particular amongst some of our competitors.

Established Businesses with Strong Free Cash Flow Profiles

We intend to focus on directly originating investment opportunities in established businesses which have strong free cash flows. These businesses may operate in a variety of industries including, but not limited to, manufacturing, wholesale, franchising, transportation, business and information services, technology and telecommunications, finance, construction and related services, and healthcare. We primarily target borrowers with established operating histories that generate annual revenues of between $10 million and $1 billion and annual EBITDA of between $10 million and $100 million. We intend to invest in financially sound and well-positioned companies that we believe can service and repay our investment. We expect that such businesses generally maintain market share under a variety of market conditions. These businesses are often large employers of working class people, and we believe such businesses are often underserved by banks. We do not intend to invest a meaningful portion of our portfolio in real-estate related loans, start-ups or companies with speculative business plans. We will primarily focus our origination efforts on non-sponsored borrowers, utilizing our strong relationships with financial intermediaries and the networks of our senior investment professionals to source private investment opportunities, although we expect to also lend to certain private equity sponsor-backed borrowers.

Direct Origination Model

We primarily intend to directly originate investment opportunities to non-sponsored businesses. We believe that this class of borrower is underserved by other financial institutions, which often means that such lending opportunities are less competitive than sponsored investments, allowing us to achieve better risk-adjusted returns and obtain comprehensive downside protection. Many of these transaction terms help to identify deterioration in the portfolio company’s credit quality at an early stage and enable us to take actions to minimize downside risks. We seek to ensure an alignment of interests between the equity holders and our interests as a lender by partnering with portfolio company owners that have meaningful management equity investments and appropriately sized incentive plans.

The Adviser’s investment professionals, including a seasoned team of originators spread across the Target Regions, have a deep understanding of their regions from professional and educational experiences in those communities. This local sourcing effort is supported by Lafayette Square's proprietary place-based analytics platform, Potomac X Lafayette Square, which provides our origination team with insights about the places and people we invest in and helps them build trust with prospective middle market borrowers. Cumulatively, the investment and origination teams have deal sourcing relationships with hundreds of business professionals, including investment bankers, commercial bankers, buy-out funds, institutional investors, impact-driven funds, asset-based lenders, attorneys, accountants, and others. As a result, we believe we will generate substantial deal flow from proprietary sources and selectively marketed transactions, including many available through less competitive processes, leading to favorable pricing dynamics and repeat borrowers. We do not typically participate in auctions or widely marketed transactions.

Regional Focus to Promote Economic Growth and Create and Sustain Jobs

We invest in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in each of the ten regions below (each, a "Target Region"), with a goal to invest at least 5% of our assets in each Target Region over time. However, we anticipate that it could take some time to invest substantially all of the capital we expect to raise in a geographically diverse manner due to general market conditions, the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies, and the potential for allocations to other affiliated investment vehicles which focus their investments on a specific region. As a result, at any point in time, the Company may have a disproportionate amount of investments in certain regions and there can be no assurance that the Company will achieve geographic diversification across all ten Target Regions.

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
•The Southeast Region: Alabama, Georgia, Florida, Mississippi and Puerto Rico

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

How Our Investment Strategy Aligns With Our Goals

As described above, the Company has set ambitious 2030 goals to increase jobs and benefit participation across a diverse swath of the United States, with a focus on Working Class Areas. The Company's investment strategy is designed to complement these goals by focusing its investing on areas of the United States where demand for capital is high but where lenders have historically focused less attention.

Those 2030 goals, along with our approach to risk management and generating favorable risk-adjusted returns, were inspired by existing regulations dating to the 1950s, which were aimed at increasing prosperity in all communities. To that end, as we make investments we intend to work with a mission-aligned network of service providers that deliver services seeking to improve the well-being of working class people and communities.

In the following pages, we describe (1) the original intention of the regulations inspiring our strategy, (2) how we align our strategy with such regulatory intentions, and (3) the goals we have set to match investor expectations with regulatory intent.

Original Intention of Regulations Inspiring Our Strategy

Our investment strategy is designed to reflect the intentions of three legislative acts authored during distinctly different economic environments: the Investment Act, the CRA, and the Incentive Act (together with the Investment Act and the CRA, the "Acts").5

	Date Enacted	Unemployment Rate at time of enactment*	Federal Funds Rate at time of enactment	US Treasury 10 Year Note at time of enactment	S&P 500 Price to Earnings at time of enactment	Total Commercial Banks (insured by FDIC)**
Investment Act	August 1958	7.4%	1.8%	N/A	16.5x	13,115
CRA		6.8%	6.2%	7.5%	8.7x	14,397
Incentive Act	October 1977	7.5%	12.6%	11.7%	8.9x	14,421
As of February 2024		3.9%*	5.3%	4.3%	27.8x	4,587***
——
*Unemployment rates are determined based on monthly unemployment surveys conducted on the 12th of each month.
** For the legislative acts, each figure corresponds to the number of banks as of the end of the indicated year.
***This is the latest available information, as of December 30, 2023. Source: FDIC.

The Investment Act was enacted on August 21, 1958 to allow the SBA to, among other things, provide inexpensive leverage to investment firms running SBICs licensed by the SBA. Congress believed an “equity gap” had developed that harmed small businesses, who did not fit into the typical groups financed by banks, on one end of the spectrum, and institutional lenders, on the other end, and therefore could not get access to the capital they needed to grow and modernize. Rather than finance such businesses itself, Congress adopted the Investment Act, which aimed to incentivize private capital to support small businesses via SBICs, a public-private partnership model. Under SBA regulations, SBICs
5 Lafayette Square is not backed or guaranteed in any way or supported by the U.S. government, its agencies and instrumentalizes. The discussion below reflects our investment philosophy and not any official mandates under the Acts.

make loans to eligible small businesses, as well as invest in the equity securities of such businesses and provide them with consulting and advisory services.

The CRA was enacted on October 12, 1977 by Congress to encourage financial institutions to meet the credit needs of the communities in which they do business, with a particular focus on increasing the availability of credit in LMI communities. As part of this focus, Congress sought to direct more capital to small business, addressing concerns about the deteriorating conditions of American cities – particularly LMI and minority neighborhoods – and the systemic inequalities in the banking system that led financial institutions to consume deposits from working class areas and redirect such capital to wealthier communities. With those concerns in mind, Congress adopted the CRA with a goal to require banks to keep capital within the same communities that supplied a meaningful portion of the banks' customer base. Among other things, the CRA requires federal banking agencies to assess a bank’s record of lending in LMI neighborhoods, and take such record into account when granting banking licenses. Such agencies also count bank investments into SBICs when performing such assessment.

The Incentive Act was enacted on October 21, 1980 to support the flow of capital to small, growing companies through a new kind of investment vehicle called a Business Development Company (“BDC”). The BDC structure focuses on lending to U.S.-based small and mid-sized businesses. By overlaying certain investor protections of the 1940 Act onto this new vehicle, while streamlining some of the more onerous regulations applicable to mutual funds, the Incentive Act permitted a broader type of investors to invest in BDCs, therefore allowing BDCs to raise larger pools of capital than traditional private funds while being subject to less restrictive regulations than a traditional mutual fund. As part of Congress' intention to assist small businesses by injecting the expertise of venture capital into their operations, the Incentive Act requires that BDCs offer significant managerial assistance to portfolio companies, although there is no requirement for such portfolio companies to accept such assistance.

How We Align our Strategy with Regulatory Intentions

While there are multiple benefits to operating a BDC structure, the structure naturally aligns with our strategic intentions for a number of reasons, including:

•requirement to offer "significant managerial assistance" to portfolio companies, which we believe reduces certain risk for such companies (including by increasing employee retention, morale and productivity);
•flexibility to partner with SBA and its SBIC program, which provides access to cheaper sources of financing; and
•mandatory quarterly filing requirement with SEC, which we believe provides investors with added transparency.

	Legislative Objective	Lafayette Square Alignment
Investment Act	Increase employment opportunities	Credit for small and medium sized employers of American workers
CRA	Encourage economic growth in underserved communities	Borrowers located in Working Class Areas or Substantial Employers of LMI people[3]
Incentive Act	Offer significant managerial assistance	Worker Solutions
——
3 To determine whether a borrower is “located” in a Working Class Area, the Company relies on the Borrower’s self-reported principal place of business, headquarter location and/or whether they have significant operations in such community.

Investment Act

SBICs are designed to stimulate the flow of capital to eligible small businesses6 and are prohibited from investing in companies outside of the United States. Due to this focus, we believed it would be in line with our investment strategy to add an SBIC as a wholly-owned subsidiary of the Company. On February 1, 2023, our wholly-owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), received an SBIC license from the SBA, which may provide up to $175.0 million in long-term capital in the form of SBA-guaranteed debentures. Lafayette Square intends to apply for additional SBIC licenses and if successful, such additional SBIC licenses may provide such SBICs up to $350.0 million in SBA-guaranteed debentures in accordance with the SBA’s regulations applicable to SBIC funds under common control. See “Item 1A. Risk Factors—SBIC LP is licensed by the SBA and is subject to SBA regulations.” SBIC LP is able to borrow funds from the SBA against the SBIC LP’s regulatory capital (which approximates equity capital) and is subject to customary regulatory requirements, including, but not limited to, an examination by the SBA. See “Item 1. Business—Small Business Investment Company Regulations.”
We have applied for exemptive relief from the Securities and Exchange Commission ("SEC") to permit us to exclude the debt of SBIC LP that is guaranteed by the SBA from the 150% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 150% asset coverage ratio limitation, we are permitted to borrow two dollars for every dollar we have in assets, less all liabilities and indebtedness not represented by debt securities we issue or loans we obtain. If we receive this exemptive relief, we will have increased capacity to fund up to $175.0 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 150% asset coverage ratio limitation would allow us to incur. There can be no assurances that such exemptive relief will be granted.
SBIC LP's license allows access to 10-year financing for loans to eligible "small businesses" (as defined by the SBA) via the trust certificate debenture program with a permitted leverage ratio of debt-to-equity up to two-to-one. SBA regulations currently permit SBIC LP to borrow up to $175 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations), subject to SBA approval. The SBA has two scheduled pooling dates for SBA Debentures (in March and September), establishing the fixed interest rate for this borrowing upon issuance. The March 2024 issuance of SBA debentures was at a fixed trust certificate coupon rate of 5.035%, which means SBIC LP is able to borrow at that rate (plus fees and other financing costs) and then lend at its typical rates of 3-month SOFR (5.33% as of 3/19/24) plus a meaningful interest spread (as of March 20, 2024, weighted average spread of all floating rate investments were 7.0%). As mentioned above in “Item 1. Business — Our Competitive Advantages — Our Collaboration with Government Provides a Structural Advantage.", we believe our access to various SBA programs, including SBIC funding, provides a structural advantage over most BDCs which lack access to 10-year fixed rate funding priced at a spread to US Treasuries.
We believe the addition of SBIC LP under our BDC structure allows us to specifically target and inject capital into American businesses that are on the lower end of the middle-market. We believe that these businesses have historically been underserved by traditional financial institutions and typically lack the capital resources to build a competitive business and marketing infrastructure on their own. Furthermore, in today’s economic climate, we believe small businesses have particular difficulty obtaining capital from traditional lending sources. We believe our overarching investment strategy and the ability to target small businesses through the use of our SBIC will encourage economic growth in this much-needed sector of our economy.

6 Under present SBA regulations, eligible small businesses generally include businesses (together with their affiliates) that have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S. federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must devote 25% of its investment capital to “smaller enterprises” as defined by the SBA. A smaller enterprise generally includes businesses (including their affiliates) that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility for designation as an eligible small business or smaller enterprises, which criteria depend on the industry in which the business (including its affiliates) is engaged and are based on the number of employees and gross revenue.

Community Reinvestment Act

The Company purposefully invests with working class communities while offering significant managerial assistance to businesses with the goal of creating and preserving jobs and stimulating economic growth in underserved and overlooked markets. This intentional investing aims to address labor challenges by endeavoring to positively affect employee well-being and consequently enhance the risk-adjusted financial returns of our portfolio companies (including by increasing employee retention, morale and productivity). We have positioned our investment strategy to finance businesses primarily serving and/or employing LMI communities for the following reasons:

•The Census Bureau and other government sources provide robust data substantiating demand for capital and services in LMI places and for working-class people.
•There is a large addressable market of profitable middle market companies located in LMI places.
•Other BDCs are primarily investing in non-LMI locations, which we believe translates into less competition to lend to companies in Working Class Areas and therefore an opportunity to identify quality investments for the Company at preferential pricing.

To highlight the opportunity referenced in the last bullet above, it is illustrative to review the map in “Item 1. Business — Market Opportunity — We See Decreasing Competition to Lend to Certain Types of Borrowers and/or Borrowers in Certain Locations” representing the locations where BDCs with public SEC filings (i.e., reporting required under the Exchange Act) are investing in relation to LMI places across the country. The map, along with the chart below, demonstrates how less than twenty percent of such BDCs' portfolio companies are located in an LMI tract.

Incentive Act

Currently, middle market companies confront numerous labor challenges, including:

•Recruiting and retention of labor, particularly frontline workers (i.e., workers in a non-supervisory capacity who are required to interact in person with their customers and clients)
•Uneven uptake of traditional workplace benefits (e.g., healthcare) by LMI employees vs non-LMI employees
•Impact of inflation on employees, in particular LMI individuals

Lafayette Square's services platform, Worker Solutions, seeks to improve the retention, well-being, and productivity of employees by connecting our portfolio companies with third-party service providers that deliver workplace benefits and/or advisory support ("Third-Party Solution Providers"). In doing this, we aim to help our portfolio companies implement more effective benefits that can support workers and provide services that are currently not available to them. The Worker Solutions team intends to coordinate with the human resources and personnel departments of our portfolio companies to identify appropriate services that would enhance employee welfare, focusing on a variety of areas such as financial well-being, health and wellness, and education and training. Where possible, Worker Solutions aims to analyze existing benefit offerings for portfolio company employees to improve employee uptake (in particular for LMI workers) of those benefits (e.g., health care & retirement) while also encouraging the implementation of new employee benefits more tailored for LMI workers (e.g., matched liquid savings) to mitigate inflationary pressures and improve worker financial security.

We believe our Worker Solutions platform has the potential to (i) positively affect employee well-being and (ii) enhance the risk-adjusted financial returns of the portfolio companies (including by increasing employee retention, morale and productivity). In addition, we view Worker Solutions as a platform to support financial stability and resiliency for LMI workers, especially during periods of elevated inflation, which tend to create disproportionate financial burdens on working class households relative to other income groups because such households spend more of their income on necessities (such as rent, energy, and food) that have higher than average inflation rates. Through services like zero percent interest loans for unplanned expenses, credit score support through rent payments, and financial coaching services targeting increased savings and reduced debt, Worker Solutions aims to offer ways for employees to reduce monthly costs in areas such as education and health care. Despite the intentions stated above, we offer no assurance that these services will have their intended impact or that they will be utilized by the employees of our portfolio companies.

It should be noted that neither the Company nor any of its affiliates currently receive any compensation for the recommendation to use the Third-Party Solution Providers. However, we intend to offer portfolio companies a small stepdown on financing costs from the Company if they engage the Third-Party Solution Providers and/or adopt certain other designations (such as B-Corporation status) or human capital advice, and in some cases, will negotiate discounts for them on the services provided by Third-Party Solution Providers. Through these discounts, we seek to enhance our investment returns in a quantifiable manner, while also positively affecting our portfolio companies in both quantifiable and qualitative ways by providing relatively low-cost services and incentivizing a prioritization of employee well-being (as further described below).

We seek to reduce risk in the operations of portfolio companies with Worker Solutions by improving portfolio company capacity to attract and retain talent and providing increased access to benefits to employees, which we believe will strengthen employee well-being and may lead to enhanced labor productivity. In addition, we believe Worker Solutions can enhance investment returns if we are able to negotiate discounts on our own financing arrangements based upon the amount of capital we deploy to businesses that meet certain defined criteria, such as operating in or substantially employing working class communities. While our current facility features this discount arrangement, we can offer no assurance that we will be able to secure any similar financing arrangements in the future. Also, while we believe the discounts we have negotiated with our current subscription facility may at least partially offset any step downs we offer our borrowers, such offset may not be material. However, while a portion of the cost of providing such services will likely be borne by the Company and, ultimately, by the Company's shareholders, we believe that this investment in employee services will improve the operating capabilities of our portfolio companies and, over time, improve our investment returns.

Tracking Progress Towards Our Goals

In order to follow our progress towards our 2030 Goals, we track a variety of employee data and key performance indicators (“KPI’s”) for our portfolio companies. Some of the metrics we track rely on feedback on certain employee data points from our portfolio companies. We cannot guarantee the accuracy of the information provided to us by our portfolio companies and the metrics used by different portfolio companies to calculate the information that they provide to us may differ significantly as between such portfolio companies.

Businesses Located in Working Class Areas and / or Substantially Employing LMI People

As of December 31, 2023, 50.1% percent of our portfolio (and 57.0% of the transactions where we were lead agent) was invested in borrowers who are either located in Working Class Areas or are Substantial Employers of LMI people, with

6,497 LMI individuals employed out of a total of 15,494 employees.7 In addition, with respect to engagement by our portfolio companies with our Third-Party Solution Providers, as of December 31, 2023, 26.3% of our Portfolio Companies (and 41.7% of the transactions where we were lead agent) had adopted our Third-Party Solution Providers (for a total of five Third-Party Solution Providers), with 447 workers served and a total of 3,295 workers with access to services.

By comparison, as of December 31, 2022, 46% percent of our portfolio (and 46% of the transactions where we were lead agent) was invested in borrowers who were either located in Working Class Areas or were Substantial Employers of LMI people, with 1,296 LMI individuals employed out of a total of 1,781 employees. In addition, with respect to engagement by our portfolio companies with our Third-Party Solution Providers, as of December 31, 2022, 40% of our Portfolio Companies (and 40% of the transactions where we were lead agent) had adopted our Third-Party Solution Providers (for a total of two Third-Party Solution Providers), with 22 workers served and a total of 403 workers with access to services.

Over time, we believe our portfolio companies' uptake of Third-Party Solution Providers, in combination with our capital, will contribute to an improvement in the below metrics, shown over the past two years:

Lafayette Square USA, Inc.’s Portfolio Company Human Capital Data (As of December 31, 2023)
	Portfolio Company Average Employee Data	National Average Employee Data
Employee Turnover[8]	58.8%	48.2%
Participation in Medical Care Benefits[9]	37.5%	46.0%
Participation in Retirement Benefits[10]	29.2%	53.0%
Median Employee Income		National Median Family Income[11]
LMI Employee Median Income[12]	$37,440	$92,148
Non-LMI Employee Median Income	$86,706

7 For those portfolio companies who did not agree to provide census data, job totals are based on data provided by such portfolio companies at time of transaction.
8 Turnover rates are calculated by dividing the total terminations for the period by the average number of employees who worked during or received pay for the same period. National turnover includes private employee data from the U.S. Bureau of Labor Statistics - Job Openings and Labor Turnover Survey.
9 Medical Care Benefits are plans that provide services or payments for services rendered in the hospital or by a qualified medical care provider. Participation is calculated from the unrounded percentage of workers who participate in the plan. National average is private industry from the U.S. Bureau of Labor Statistics - National Compensation Survey.
10 Retirement Benefit plans includes defined benefit pension plans and defined contribution retirement plans. Participation is calculated from the unrounded percentage of workers who participate in the plan. 252 employees from portfolio companies who did not provide retirement benefits data to the Company were not included in this calculation. The national average is private industry from the U.S. Bureau of Labor Statistics - National Compensation Survey.
11 National median income data is from the U.S. Census Bureau - 2022 American Community Survey. This is the most recent data available as of March 2024. Median family income is used to calculate individual LMI per CRA guidelines. The metric is included at the national level to serve as a similar, but not exact, comparison.
12 LMI is defined under applicable CRA regulation as an individual income that is less than 80 percent of the area median income (“AMI”) or a median family income that is less than 80 percent in a census tract. AMI is defined as the median family income for the metropolitan statistical area or metropolitan division, if applicable, or if the person or census tract is located outside of a metropolitan statistical area, the statewide nonmetropolitan median family income

Lafayette Square USA, Inc.’s Portfolio Company Human Capital Data (As of December 31, 2022)
	Portfolio Company Average Employee Data	National Average Employee Data
Employee Turnover	60%	52%
Participation in Medical Care Benefits	37%	47%
Participation in Retirement Benefits	21%	52%
Median Employee Income		National Median Family Income[13]
LMI Employee Median Income	$46,138	$85,028
Non-LMI Employee Median Income	$83,475

Our current portfolio consists of borrowers from a variety of sectors, with locations in eight of our ten Target Regions. The map below illustrates (to the extent we have the information from portfolio companies) the location of portfolio company headquarters and where portfolio company employees work in comparison to LMI and non-LMI census tracts. The table that follows provides further details of our portfolio companies' business objectives, sectors, and headquarters as organized by region and zip code:

13 National median income data is from the U.S. Census Bureau - 2021 American Community Survey. This is the most recent data available as of March 2023. Median family income is used to calculate individual LMI per CRA guidelines. The metric is included at the national level to serve as a similar–but not exact–comparison.

Portfolio Company Name	Portfolio Company Description	Sector	Headquarters Zip Code[4]	Headquarters Region
GK9 Global Companies, LLC	GK9 is an independent provider of canine screening services to the air cargo industry under the TSA’s third-party canine program. The company serves as an outsourced compliance function for its customers who are liable for the safety of the cargo they handle and/or ship.	Commercial Services & Supplies	36804	Southeast
Rotolo Consultants, Inc.	Rotolo is a southeast regional landscaping service business headquartered in Louisiana serving a multi-state commercial market. The company started with corporate landscape installation and later added property management and hardscape aquatic businesses.	Commerical Services & Supplies	70460	Gulf Coast
Zero Waste Recycling, LLC	Zero Waste Recycling, LLC provides outsourced waste management services to corporations in South and North Carolina. Zero Waste specializes in processing, collecting, and selling waste by-products and provides end-to-end waste management services, including integrated management, janitorial services, warehousing & inventory management, mechanical maintenance, on-site trucking, and scrap & plastic hauling to companies.	Commerical Services & Supplies	28208	Mid-Atlantic
H.W. Lochner Inc.	H.W. Lochner Inc. offers a full suite of engineering and design services for transportation-focused infrastructure (including tollway authorities, cities and counties, and general and commercial aviation authorities) to high growth end markets across the United States.	Construction & Engineering	60606	Great Lakes
Synergi, LLC	Synergi, LLC is a specialty engineering & construction services company that designs, fabricates, and installs engineered modular staircases and architectural features for landmark properties across North America.	Construction & Engineering	21075	Mid-Atlantic
TCFIII Owl Buyer LLC	Oscar W. Larson Company provides full-service petroleum and fluid handling equipment contracting services. The company offers mechanical, electrical, and HVAC equipment contracting, excavation, remodeling, and installation services, as well as tank installation and removal, environmental remediation, site development, demolition, fleet fueling, site design and analysis, and architectural services. The company serves automotive, airline, marine, petroleum, restaurant, convenience stores, and service industries.	Construction & Engineering	48348	Great Lakes
Trilon Group, LLC	Trilon Group, LLC is a platform of engineering services companies that provide planning and design services for mission critical infrastructure.	Construction & Engineering	80202	Four Corners

Portfolio Company Name	Portfolio Company Description	Sector	Headquarters Zip Code[4]	Headquarters Region
Ironhorse Purchaser, LLC	Ironhorse provides specialty asset rental solutions for the containment of liquid & solid waste along with complementary waste hauling and “in-the-fence” coordination solutions.	Environmental and Facilities Services	77081	Gulf Coast
Salt Dental Collective, LLC	Salt Dental Collective, LLC is a Dental Service Organization focused on pediatric dentistry and orthodontics, with dozens of locations across Washington, Oregon, Idaho,and Arizona.	Health Care Providers & Services	97501	Cascade
Critical Nurse Staffing, LLC	Critical Nurse Staffing, LLC offers home health care to the American workforce, primarily to beneficiaries under the Energy Employees Occupational Illness Compensation Program Act.	Health Care Services	81501	Four Corners
Medical Specialists of the Palm Beaches, Inc.	Medical Specialists of the Palm Beaches, Inc. operates as a primary care-focused, multi-specialty physician group practice, serving South Florida. It offers primary care, cardiology, neurology, hematology/oncology, concierge medicine, and laboratory services.	Health Care Equipment & Services	33437	Southeast
Aetius Holdings, LLC	Aetius Holdings LLC is a holding company managed by private equity firm Axum Capital Partners that owns an entertainment and comfort-themed casual dining brand with locations across the United States.	Hotels, Restaurants & Leisure	28056	Mid-Atlantic
Dartpoints Operating Company, LLC	DartPoints is a provider of co-location, cloud, cybersecurity, and enabler of advanced solutions, including artificial intelligence, machine learning, and high-performance computing.	IT Services	75201	Gulf Coast
Dance Nation Holdings LLC	Dance Nation Holdings LLC is a dance entertainment company encompassing touring theatrical productions, dance workshops, photo and video production, corporate events and apparel.	Leisure Facilities	90038	Far West
Direct Digital Holdings, LLC	Direct Digital Holdings is a efficiency-focused solutions provider in the digital marketing and advertising sector, serving direct advertisers, agencies, publishers, and marketers.	Media	77027	Gulf Coast

Portfolio Company Name	Portfolio Company Description	Sector	Headquarters Zip Code[4]	Headquarters Region
M&S Acquisition Corp
Marshall & Stevens is a leading provider of independent valuation and advisory services to middle market companies, providing multi-disciplinary solutions for independent assessments of corporations, debt and equity instruments, infrastructure, intangible assets, machinery and real estate. The Company services a broad spectrum of both publicly traded and privately held clients, including large banks and financial institutions, consumer product companies, commercial real estate firms, healthcare services companies, industrial and infrastructure companies, investment funds, non-profit organizations, professional associations and technology companies.
		Professional Services	90017	Far West
Standard Real Estate Investments LP	Standard Real Estate Investments is a minority-owned and controlled real estate private equity firm that manages capital on behalf of institutions and specializes in real estate development investments.	Real Estate Management & Development	90028	Far West
Café Zupas Franchising, LLC	Café Zupas Franchising, LLC owns and operates fast-casual restaurants in Utah and Arizona. The company offers soups, specialty salads, sandwiches, and desserts. It also provides catering services. Café Zupas Franchising, LLC was founded in 2006 and is based in West Jordan, Utah.	Restaurants	84119	Four Corners
Best Friends Pet Care Holdings Inc.	Best Friends Pet Care Holdings Inc. provides an array of services under one roof including boarding, doggy day camp, and grooming. Some also include veterinary clinics and training.	Specialized Consumer Services	6854	Empire
——
4Based on information provided by each portfolio company to the Company.

Worker Solutions Goals and Engagement Key Performance Indicators

In addition to our 2030 Goals and the portfolio company human capital metrics discussed above, we currently track the progress of our portfolio companies adopting Worker Solutions recommendations and employee uptake of benefits and services. Over time, we may adjust the goals and KPI’s described below depending on a variety of factors, including the share of transactions as primary lender or lead agent.

1.Company Adoption: We seek to offer managerial assistance to our portfolio companies, and set a goal for at least 50 percent of our portfolio companies to adopt Worker Solutions recommendations for services or human resources policy changes, although we expect this uptake to be more prevalent among borrowers where Lafayette Square serves as lead agent.

2.Employee Participation: We seek to maximize portfolio company employee participation in traditional benefits such as healthcare and retirement benefits as well as new benefits recommended by Worker Solutions.
a.Participation in Healthcare & Retirement Plans: For employee uptake, we seek to double LMI employee participation in healthcare and/or retirement benefits across our portfolio companies adopting Worker Solutions. However, depending on the initial analysis of the portfolio company, such improved benefits participation may not be a focus or a priority, and the portfolio company may elect to focus on another human capital priority or workplace benefit.

b.Participation or Uptake for Services in Worker Solutions: For portfolio companies adopting Third-Party Solution Providers, our goal is for at least 10 percent of employees to utilize Third-Party Solution Provider services.

c.Joint Participation Targets: Given the range of benefits and services offered by Third-Party Solution Providers, our Worker Solutions team sets specific employee participation goals for each engagement between a portfolio company and Third-Party Solution Provider. Typically, we will coordinate with the Third-Party Solution Provider and the company to establish a joint uptake goal within the first year of implementation. With a participation target, we can manage troubleshooting and outreach strategies accordingly.

3.Additional KPIs: In addition to the items mentioned above, we track a variety of other KPIs to measure and help maximize portfolio company adoption of Worker Solutions recommendations while also tracking the efficiency and effectiveness of our managerial assistance and the value provided for employers and employees.
Potential for Funding Enhancement from Managerial Assistance

Furthermore, we believe Worker Solutions has the ability to improve our overall return on investment and strengthen our risk-adjusted return by helping to (i) decrease our overall funding costs, (ii) diversify our funding options and (iii) secure longer duration financing. For example, our current subscription-based credit facility with Sumitomo Mitsui Banking Corporation provides that under certain circumstances, the interest rate payable on borrowings under the facility may be reduced if such borrowings are used to finance portfolio companies that meet specified parameters (primarily related to our 2030 Goals) set forth in the facility. While the facility is expected to expire on May 2, 2024, we intend to negotiate similar discounts on future financing arrangements based upon the amount of capital we deploy that meets certain defined impact criteria, although we can offer no assurance that we will be able to secure such financing arrangements or that such discounts will be meaningful.

About the Company

We were formed as a Delaware limited liability company on February 19, 2021. Lafayette Square USA, Inc. ("we" or the “Company,” which term refers to either Lafayette Square USA, Inc. or Lafayette Square Empire BDC, Inc. together with its consolidated subsidiaries, as the context may require) is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire BDC, Inc.” to “Lafayette Square USA, Inc.” effective May 16, 2022.

In addition, for U.S. federal income tax purposes, the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax years ending December 31, 2021 and December 31, 2022. The Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax year ended December 31, 2023, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. As a BDC, and when we qualify as an RIC, there will be certain regulatory requirements with which we must comply. See “Item 1. Business — Regulation as a Business Development Company” and “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”

The Company has formed wholly-owned subsidiaries, LS BDC Holdings, LLC and LS BDC Holdings (DN), LLC, both Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies. Additionally, the Company has formed a wholly-owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), an SBIC licensed by the SBA to invest in eligible “small businesses” as defined by the SBA. SBIC LP received its SBIC license on February 1, 2023 (made effective as of January 27, 2023). SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures to the extent SBIC LP has at least $87.5 million in regulatory capital (as defined by SBA regulations). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of each subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.

Our Investment Adviser

The Company is externally managed by LS BDC Adviser, LLC (the “Adviser”) pursuant to an investment advisory and management agreement between the Company and the Adviser, dated August 7, 2023 (and as may be amended, the “Investment Advisory Agreement”). The Adviser was organized on February 19, 2021 as a Delaware limited liability company, is registered as an investment adviser under the Advisers Act, and is a wholly-owned subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and LS Administration, LLC, “Lafayette Square”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.

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

We currently do not have any employees. Our investment activities are managed by the Adviser. The Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments, and monitoring our investments on an ongoing basis. Under the Investment Advisory Agreement, we will pay the Adviser a base management fee and an incentive fee for its services. See “Item 1. Business — Investment Advisory Agreement” for a discussion of the base management fee and incentive fee payable by the Company to the Adviser and the risk factor entitled “Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.”

The investment decisions of the Company will be managed by the Adviser's Investment Committee, which is currently comprised of Damien Dwin, Phil Daniele, Ryan Ochs, Don Baylor, Jr. and Nicole Pereira, although such membership may change at any time without notice to shareholders. Mr. Dwin and Mr. Daniele are currently considered "Key Persons" under the Company's constituent documents.

Damien Dwin

Damien Dwin is the Founder and Chief Executive Officer of Lafayette Square. Previously, Damien served as Co-Founder and Co-CEO of Brightwood Capital Advisors from its founding in 2010 to October 2020.

Damien began his career as a trader with Goldman Sachs, New York & London, there earning the Michael P. Mortara Award for Innovation. At Credit Suisse, he was the Co-Founder and Head of the North American Special Opportunities business until 2010. Damien also served on the Vice President Selection Committee and led the Fixed Income Division Credit Training Program.

He is an active thought leader on place-based investing, mass incarceration, and the use of capitalism for good. He has written for Financial Times, Entrepreneur, and Inc.com.  Damien currently serves as Chair of the Board of Trustees for Vera Institute of Justice. He also serves on the non-profit boards of Lincoln Center for the Performing Arts, Children’s Hospital of Philadelphia, Studio Museum in Harlem, National Trust for Historic Preservation, Woodberry Forest School, and Boys’ Club of New York. He is also a Council Member of the Smithsonian National Museum of African American History and Culture.

Damien received a B.S./B.A. from Georgetown University where he served two terms on the Board of Regents.
Phil Daniele

Phil Daniele is the Chief Risk Officer at Lafayette Square. With over 37 years of experience, Phil was the former Chief Risk Officer at Brightwood Capital and served on Brightwood’s Executive and Valuation Committees. Prior to Brightwood, he was the Chief Credit Officer for the Americas at Credit Suisse. He was responsible for approving all credit extensions in the Americas portfolio including corporates, financial institutions, hedge funds and private clients. Previously, Phil served as Head of Corporate Credit Americas, which included the Credit Suisse Leveraged Finance business. He began his career at CIT Factoring in 1984.

Phil is a Board Member and has been actively involved with Flames Neighborhood Youth Association since 1979. Flames is a Brooklyn based organization primarily dedicated to the improvement of the lives of African American youth and the betterment of interracial relationships in the communities that the organization serves. Additionally, he is a Board Member of Soul of the Peruvian Andes, a nonprofit whose mission is providing healthcare and education support to the impoverished villages of the Andes Mountains in Peru.

Originally from Brooklyn, NY, Phil holds a B.B.A., Accounting, and an M.B.A., Finance from Pace University.

Our Administrator

LS Administration, LLC (the "Administrator"), which is also a wholly-owned subsidiary of Lafayette Square, has entered into an administration agreement (the “Administration Agreement”) with the Company and a staffing agreement (the "Staffing Agreement") with the Adviser. As the Company itself has no employees, under the Staffing Agreement, the Administrator makes experienced investment professionals available to the Adviser and provides access to the senior investment personnel of Lafayette Square and its affiliates as well as the services of a full complement of investment professionals of Lafayette Square. The Administrator also commits the members of the Adviser’s Investment Committee to serve in that capacity. The Adviser seeks to capitalize on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management, and monitoring experience of Lafayette Square’s professionals.

For this work, the Company pays no compensation directly to any interested director or executive officer of the Company, but does reimburse the Administrator for the Company’s allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer and their respective staffs and its allocable portion of the cost of providing managerial assistance upon request to portfolio companies. Additionally, the Administrator performs certain required administrative services, which include coordinating or providing assistance in accounting, legal, compliance, operations, investor relations, technology, and loan agency services (including any third party service providers related to the foregoing), as well as maintaining the financial records that the Company is required to maintain and preparing reports for the Company’s shareholders and reports filed with the SEC. The Administrator will be reimbursed at cost for certain expenses that it or the Adviser incur on our behalf. The Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See “Item 1. Business– Administration Agreements” below for a discussion of the expenses (subject to the review and approval of our independent directors) for which we expect to reimburse to the Administrator.

Lafayette Square

Founded in November 2020, Lafayette Square seeks investment opportunities that stimulate economic growth across the United States through the creation and preservation of jobs for working class communities. Lafayette Square’s flagship direct lending strategy primarily focuses on lending capital to profitable middle market companies in historically overlooked areas, and seeks to generate differentiated returns through localized origination efforts across the United States.

In addition to such targeted investing, Lafayette Square seeks to improve the recruitment, retention, well-being, and productivity of employees by connecting its portfolio companies with Third-Party Solution Providers that deliver workplace benefits and/or advisory support through our managerial assistance platform, Worker Solutions. This support is driven by key insights from Lafayette Square’s proprietary data analytics platform, Potomac X Lafayette Square, that overlays portfolio company data with place-based socioeconomic data and industry-specific labor benchmarks, and allows Lafayette Square to track and manage results. Lafayette Square believes the integration of these benefits will positively affect employee well-being and ultimately enhance risk-adjusted financial returns.

Lafayette Square’s primary objective is to serve the interests of working-class people while making money for its investors. Lafayette Square has three divisions supporting its mission: Analytics, Investments and Managerial Assistance. Through the Company, we have established three primary goals for 2030: (1) help businesses create and/or retain 100,000 working class jobs, and 150,000 jobs overall; (2) invest at least 50% of our portfolio in borrowers who are either located in working class communities or are substantial employers of LMI people; and (3) reach 50% adoption of managerial assistance by our portfolio companies.

The Lafayette Square Analytics Division

The Lafayette Square Analytics Division is comprised of a dedicated team of technology professionals who build proprietary software and systems that works with third-party tools to empower Lafayette Square investment professionals with data that informs risk decisions and builds relationships with clients. One of the main products designed by the Analytics Division is Potomac X Lafayette Square, a data platform with a place-based analytics tool that supports

Lafayette Square’s investments by providing place-based socioeconomic data that offers insights into investments, both before and after they are made.

Potomac X Lafayette Square

Potomac X Lafayette Square is a data platform that informs risk decisions based on localized socioeconomic and financial data. Built to help businesses understand their and their employees' challenges within their respective communities, we leverage this platform in a few different ways:

•To provide insight about a community where a portfolio company and/or its employees are located, such as demographic, economic and social data;
•To help identify ways to support such businesses and the communities in which they and/or their employees are located, including through our Worker Solutions platform (described in more detail in "The Lafayette Square Managerial Assistance Division" below);
•To analyze the socioeconomic challenges affecting middle market businesses and employees, including:
◦Recruitment and retention of labor, particularly of frontline workers,
◦Uneven uptake by workers of traditional workplace benefits, and
◦Impact of inflation on employees, particularly working class people;
•As a risk mitigation tool, with a goal to strengthen our investment outcomes and returns, including by increasing employee retention, morale and productivity.

Infrastructure as a Service

Drawing on experience from Lafayette Square's own technology and data infrastructure build out, Lafayette Square launched a revenue generating Infrastructure as a Service (IaaS) business. Lafayette Square currently offers three core deliverables with this offering:

•Cloud infrastructure deployment
•Data lake house deployment with data sourcing from disparate sources
•Reporting and analytics engine that sits on top of the data lake house

Support of Managerial Assistance Offerings

We analyze our portfolio companies’ employee data to identify ways to improve worker well-being with Lafayette Square's Worker Solutions offering. Potomac plays a critical role in driving and tracking how Worker Solutions services affect portfolio company employees. Lafayette Square believes impactful services will have a positive effect on portfolio company employees and consequently will increase their productivity and decrease turnover, which should theoretically improve the performance of the portfolio company and reduce its risk of default.

The Lafayette Square Investment Division

Lafayette Square seeks to generate premium asset spreads and source low-cost, long duration funding by aligning its goals with public policy and seeking cooperation with government. As part of this strategy, Lafayette Square currently manages fund vehicles regulated under provisions of the 1940 Act as well as private vehicles which are exempt from registration as an investment company under the 1940 Act.

Vehicles Regulated Under the 1940 Act

As described in more detail herein, the Lafayette Square Investment Division currently operates the Company as its only investment vehicle regulated under the 1940 Act. With committed capital from both institutional and individual shareholders, the Company makes loans to eligible borrowers using both drawn equity from the Company's shareholders and financing from (i) government partnerships such as the SBA, using the Company’s wholly-owned SBIC subsidiary and (ii) the capital markets, such as the Company’s Subscription Facility with Sumitomo Mitsui Banking Corporation.

Private Vehicles In Partnership With Government Entities

As reflected by its name, which references the park outside the White House located in the heart of downtown Washington D.C., Lafayette Square values the support of government entities like the SBA to pursue its investment strategy. In particular, the Company has worked extensively with the SBA to license its wholly owned subsidiary as an

SBIC, which fulfills both the SBA’s mission as well as the Company’s investment objectives and Lafayette Square's ultimate goals.
(1) Lafayette Square SBIC, LP

The Company’s wholly-owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), is an SBIC licensed by the SBA. Under SBA regulations, SBICs make investments in eligible small businesses, which may include loans and equity investments. SBICs are required to comply with investment restrictions, including strict limitations on the size of the companies in which they invest and limitations on taking controlling interests. Like other SBICs, SBIC LP makes qualifying loans financed via the SBA's debenture program, which provides up to $175 million of SBA-guaranteed debentures to licensees, subject to the SBA’s approval. These debentures have maturities of ten years and have fixed interest rates tied to the U.S. 10 Year Treasury rate, which interest rates are generally lower than comparable bank rates and other forms of debt.

(2) Lafayette Square SSBIC, LP

On May 18, 2023, the SBA issued a “green light” letter inviting the Company to submit its application to obtain a license to operate a specialized small business investment company (“SSBIC”). Such letter does not assure an applicant that the SBA will ultimately issue an SSBIC license, and the Company has received no assurance or indication from the SBA when or if it will receive an SSBIC license. However, to the extent such a license is received, it is expected to be held by another wholly-owned subsidiary of the Company, Lafayette Square SSBIC, LP (“SSBIC LP”), making SSBIC LP one of only a few existing Specialized Small Business Investment Companies. Like an SBIC, an SSBIC makes loans to and/or invests in eligible small businesses, but with a focus on small business entrepreneurs whose participation in the free enterprise system has historically been hampered because of social or economic disadvantage. SSBIC LP could provide up to an additional $175.0 million of SBA-guaranteed debentures, subject to the SBA’s approval.

Private Vehicles in Partnership with Private Entities

(1) Lafayette Square Private Fund, LLC

Lafayette Square Private Fund, LLC (the “Private Fund”) was formed on September 28, 2022 to serve as a fund of one for a European institutional investor, and invest primarily alongside the Company in the same types of portfolio companies. The institutional investor, who retains discretion over any investments made by the Private Fund, agreed to provide up to $200 million in committed and contingent capital to the Private Fund, and as of the date hereof, the Private Fund had invested a meaningful portion of its committed capital in some of the same portfolio companies in which the Company has invested.

Other Investments

In addition to the vehicles described above, Lafayette Square has made a limited number of proprietary investments in a variety of early-stage companies, including an ongoing minority stake in a renewable energy company that Lafayette Square co-founded which deploys capital to develop community solar projects across the United States, with a goal to bring energy cost savings to working class communities.

The Lafayette Square Managerial Assistance Division

Worker Solutions leverages Potomac and coordinates directly with the human resources and personnel departments of our portfolio companies to (i) analyze their workforce, wages, and benefits, (ii) identify human capital challenges and benefits gaps, and (iii) recommend appropriate Third-Party Solution Providers and/or policy changes to existing workplace benefits (such recommendations defined as "Qualifying Human Capital Investments") that we believe would enhance employee well-being and improve retention. Where possible, we use Potomac to disaggregate and analyze health insurance and retirement benefits participation and collect metrics regarding different aspects of the employee experience and human resources infrastructure in order to recommend Qualifying Human Capital Investments to improve employee participation in those benefits as well as monitor portfolio company progress compared against a baseline.

While we are constantly innovating and may change our managerial assistance approach in the future without notice to shareholders, we currently support our portfolio companies in managing their talent and human capital in four main ways, via (i) Incentives; (ii) Workforce & Benefits Data Analytics; (iii) Services; and (iv) Consultation.

1.Incentives:

a.Interest rate step down: We encourage a portfolio company’s adoption of new or expanded Qualifying Human Capital Investments by offering an interest rate step down on the portfolio company’s borrowing rate from the Company in our credit agreements, from a minimum of five basis points for adoption of one Qualifying Human Capital Investment to a twenty-five basis points reduction for the adoption of two or more Qualifying Human Capital Investments. Since the inception of our BDC in 2021, at least four portfolio companies have received the interest rate step down by making a total of nine Qualifying Human Capital Investments (including adoption of six services and three policy changes), allowing the companies to save in interest payments on their borrowing from the Company. As of December 31, 2023 and 2022, savings for those portfolio companies from such interest rate step down totaled $42,303 and $13,553, respectively.

b.Third-Party Solution Provider Discounts: Our portfolio companies typically pay for the cost of engaging our Third-Party Solution Providers, with such costs offset in whole or in part by the aforementioned interest rate step downs. As part of our executed agreements with our Third-Party Solution Providers—which we refer to as Impact Collaboration Agreements—we aim to negotiate data delivery specifications and reduced pricing from the Third-Party Solution Providers for our portfolio companies. When successful, these provider discounts, negotiated on behalf of our portfolio companies, support adoption of Qualifying Human Capital Investments to improve employee well-being and retention, which we believe is a common goal across our portfolio companies. To date, Worker Solutions has negotiated discounts with certain Third-Party Solution Providers that range from 5 percent to 40 percent off selected service offerings.

c.Payroll Tax Savings: As part of providing managerial assistance, Worker Solutions has also identified employee benefits that may have an employer federal payroll tax deduction, such as tuition reimbursement, student loan repayment, or retirement plan contributions. These types of benefits enable employers to deduct these benefit contributions on their federal income tax return, up to certain annual contribution limits, as delineated by federal law. Due to recent federal legislation, an employer can now contribute up to $5,250 tax-free towards an employee’s student loan obligation. In introducing such a student loan repayment program, Worker Solutions can also advise companies to communicate to their employees that employer contributions are not considered income and therefore are tax-free contributions to the employee. As part of providing managerial assistance, Worker Solutions also educates portfolio companies about any applicable estimated tax savings that might accrue by adopting eligible solutions with payroll tax implications, so they can collaborate with their tax and accounting advisers to potentially benefit from such solutions.

2.Workforce & Benefits Data Analytics:

a.Baseline Workforce Assessment: Prior to deal-close or upon becoming a portfolio company, Worker Solutions typically performs a “Know Your Workforce Assessment” that provides an analysis of employee demographics and benefits usage. Given available data, Worker Solutions will disaggregate this information by job type, geographic location or job site, and/or wage bands, and aim to supplement company data with place-based analytics using public and private data sources, such as local and regional demographic and socio-economic data and trends related to financial well-being, education and training, income status, and health and wellness. We also seek to collect information on additional ancillary benefits available, share of employees receiving bank direct deposit, employer share of health premiums, and employer retirement contributions. As part of our managerial assistance, we share this analysis with the portfolio company to establish a baseline upon our initial investment and to consult with the portfolio company about potential options to maximize their human capital return-on-investment.

b.Human Capital Trend Analytics: As part of our managerial assistance, if permitted by a portfolio company, we use Lafayette Square's proprietary data platform, Potomac, to collect several dozen metrics regarding different aspects of the employee experience and human resources infrastructure, including historical employee and benefits participation data. As of December 31, 2023, 31.6 percent of our portfolio companies provide such metrics, which we aim to update at least quarterly. Through Potomac, we analyze employee turnover, changes in headcount, and employee wages as they relate to the local labor market and cost-of-living. This tech-enabled platform allows us to share this data with our portfolio companies and monitor company progress compared against the baseline.

c.Employee Input Analytics: We believe that gathering data directly from employees about their experience and workplace benefits is an important step in identifying gaps in benefits or design issues with existing benefits and tracking employee satisfaction. As part of our managerial assistance, we offer to support portfolio companies in designing, administering, and analyzing employee surveys to collect employee input on benefits offerings. Survey topics may include employee satisfaction, benefits satisfaction, demand for various types of new and enhanced benefits, benefits design, employee financial health, and company culture.

3. Services:

a.Curation: To address issues of financial well-being, health and wellness and education and training for portfolio company employees, Worker Solutions has curated a suite of solutions, such as emergency savings, homebuyer assistance, employer-based college savings plan (529) matching and student loan repayment, benefits navigation, stress management, workforce development, and primary-care focused health plans for self-funded employers. Worker Solutions has secured agreements with 16 Third-Party Solution Providers. As part of providing managerial assistance, Worker Solutions continues to manage this network to ensure that the consortium includes services that appeal to a significant cross-section of our portfolio companies.

b.Recommendation: Based upon the initial assessment and consultation with the portfolio company, we typically recommend solutions to support employee well-being and improve the human capital operations of the portfolio company. Worker Solutions facilitates service provider introductions and product demonstrations for the company to review and consider potential new employee benefits. There is no guarantee that the portfolio company will onboard or utilize the recommended services. However, if the company selects a Third-Party Solution Provider, the company will typically receive two incentives in connection with the adoption of that service provider: (i) an interest rate stepdown to reduce loan interest costs and (ii) program discounts on provider fees negotiated by Lafayette Square or its affiliates. We confirm adoption by the portfolio company through the receipt of an executed contract between the portfolio company and the selected service provider. This construct may also result in reduced funding costs for the Company from its own lenders.

c.Implementation: As part of our managerial assistance, we support the portfolio company with solution onboarding, implementation, and employee outreach strategies to maximize uptake and impact. Additionally, we Worker Solutions works with the portfolio company and Third-Party Solution Providers to establish and monitor employee participation rates.

4.Consultation:

a.Additional Human Resources Capacity: Through our managerial assistance, we offer to consult with our portfolio companies as they attempt to address a particular set of human capital challenges that are important to the company’s overall performance, such as best practices in employee engagement or navigating the evolving benefits landscape. Depending on the issue, Worker Solutions conducts research, performs industry benchmarking, and/or identifies major policy issues or trends affecting the workplace. This type of technical assistance or human capital consulting also includes our other pillars of managerial assistance, particularly services and place-based and employee data analytics.

b.Support for SECURE Act 2.0 Alignment & Implementation: We believe that SECURE Act 2.0 holds the opportunity to improve wealth building access and opportunities for working class people through enhanced workplace benefits, particularly for small and medium-sized businesses. We believe that human resources leaders need assistance in navigating the various applicable provisions in the law while also developing strategies to maximize results for their employees and the company. As a result, Worker Solutions has developed in-house expertise to support our portfolio companies make the transition in an efficient manner. Worker Solutions has secured related solutions such as employer-based student loan repayment benefits, emergency savings, and lower-cost retirement plans that could increase participation and assets for working class people, who have had lower participation in workplace savings programs, including employer-sponsored retirement plans.

c.Strategic Goal-Setting: For companies with meaningful LMI worker populations, it can be common to have a gap in benefits participation—employer-based healthcare and retirement plans—between middle/upper-income employees and lower-income employees. As part of our managerial assistance, we may inquire about the intentions of the portfolio company to improve retirement participation for LMI workers, and then work with the portfolio company to set short, medium, and long-term goals that would increase retirement participation for such workers or a designated category of frontline workers. As part of our managerial assistance, we could also provide options for the human resources team to review and consider. For example, Worker Solutions could recommend an employer non-elective contribution or automatic or “opt-out” retirement strategy to drive participation for the under-enrolled segments of the employee base. Finally, we would also utilize our employee data analytic capability to track and analyze participation data and confirm with the portfolio company.

Investment Process
The Adviser is responsible for the origination, underwriting, structuring, and monitoring of our investments. The Adviser intends to organize the investment process into nine stages:
(i) Origination;
(ii) Initial Screening;
(iii) Broad Screening and Preliminary Due Diligence;
(iv) Comprehensive Due Diligence & Structuring;
(v) Investment Committee Approval;
(vi) Closing;
(vii) Portfolio Monitoring;
(viii) Risk Management; and
(ix) Valuation (as described in more detail in “Item 1. Business — Valuation Procedures")
The investment team and Investment Committee are responsible for stages i-vi, and the portfolio management team is responsible for stages vii-ix, in each case as further described below. The format of the Investment Process, and its application to any particular deal(s), may change in the future without notice to shareholders.
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
As part of the monitoring process, our Adviser employs an internal investment rating system to categorize our investments. In addition to various risk management and monitoring tools, our Adviser rates the credit risk of all investments on a scale of 1 to 5 no less frequently than quarterly. This system is intended primarily to reflect the underlying risk of a portfolio investment relative to our initial cost basis in respect of such portfolio investment (i.e., at the time of origination or acquisition), although it may also take into account the performance of the portfolio company’s business, the collateral coverage of the investment and other relevant factors. These internal risk ratings do not constitute ratings of investments by a nationally recognized statistical rating organization. The rating system is as follows:
Investment Rating Scale
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
Closings
On December 22, 2021, we completed our initial closing of capital commitments for shares of our Common Stock issued in the Private Offering (the "Initial Closing"), and we have held additional closings subsequent to the Initial Closing. As of March 20, 2024, we have received signed Subscription Agreements totaling approximately $458.2 million - however, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $377.0 million to date. We expect to continue to hold additional closings subsequent to the Initial Closing.
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
Investment Advisory Agreement
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently approved the Investment Advisory Agreement in June 2023. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee. In addition, we will reimburse the Adviser for certain expenses it incurs on our behalf beginning in the period of our Initial Drawdown.
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
(2) Incentive Fee on Capital Gains
The second component of the incentive fee, the capital gains incentive fee, is payable at the end of each calendar year (or at the time of a Liquidity Event) in arrears. Such capital gains incentive fee will be equal to 15% of (1) realized capital gains less (2) realized capital loss, less unrealized capital losses on a cumulative basis from inception through the day before the Liquidity Event, less the aggregate amount of any previously paid capital gains incentive fees in the year of calculation.
Prior to a Liquidity Event, the amount payable equals:
• 15% of cumulative realized capital gains less all realized capital losses and unrealized capital depreciation on a cumulative basis from inception through the end of such calendar year (or upon a Liquidity Event), less the aggregate amount of any previously paid incentive fee on capital gains in the year of calculation, as calculated in accordance with U.S. GAAP.
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
Other expenses (legal, accounting, custodian, transfer agent, etc.) (3)
    = 0.25%
Pre-incentive fee net investment income:

= (investment income – (base management fee + other expenses))
    = 2.00%
Incentive fee:= 15% × pre – incentive fee net investment income, subject to the “catch – up” (4)
    = 100% × “catch – up” + (15% × (pre – incentive fee net investment income - 0.22%))
Catch – up
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
◦FMV of Investment B determined to be $25 million
 •         Year 4:
◦Investment B sold for $31 million

The capital gains portion of the incentive fee, if any, would be:
•        Year 1:
◦None
•        Year 2:
◦$4.5 million capital gains incentive fee, calculated as follows:

◦$30 million realized capital gains on the sale of Investment A multiplied by 15%
•         Year 3:
◦None, calculated as follows:
◦($0.75) million cumulative fee (15% multiplied by $25 million ($30 million Cumulative Capital Gains less $5 million cumulative capital depreciation)) less $4.5 million (previous capital gains fee paid in Year 2)
•         Year 4:
◦$0.15 capital gains incentive fee, calculated as follows:
◦$0.15 million cumulative fee ($31 million Cumulative Capital Gains multiplied by 15%) less $4.5 million (previous capital gains fee paid in Year 2)
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
◦FMV of Investment B determined to be $35 million
•         Year 5:
◦Investment B sold for $20 million
The capital gains portion of the incentive fee, if any, would be:
•         Year 1:
◦None
•         Year 2:
◦$3.75 million capital gains incentive fee, calculated as follows:
◦15% multiplied by $25 million ($30 million realized capital gains on sale of Investment A less $5 million unrealized capital depreciation on Investment B)
•         Year 3:
◦$1.05 capital gains incentive fee, calculated as follows:
◦$4.8 million cumulative fee (15% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation)) less $3.75 million (previous capital gains fee paid in Year 2)

•         Year 4:
◦$0.45 capital gains incentive fee, calculated as follows:
◦$5.25 million cumulative fee (15% multiplied by $35 million cumulative realized capital gains) less $4.8 million (previous cumulative capital gains fees paid in Year 2 and Year 3)
•         Year 5:
◦None, calculated as follows:
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
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses, including for our allocable portion of expenses incurred by the Administrator in performing its obligations under the Administration Agreement (including our allocable portion of the compensation paid to our Chief Compliance Officer and Chief Financial Officer and their respective staffs and of the cost of providing managerial assistance upon request to portfolio companies). The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator may enter into. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion.
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
•Each portfolio company or investment is initially valued by the portfolio management professionals of the Adviser responsible for credit monitoring in consultation with the independent valuation firm(s);
•Preliminary valuation conclusions are documented and reviewed by members of our Adviser’s senior management;
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
Regulation as a Business Development Company
General
We have elected to be regulated as a BDC under the 1940 Act. A BDC is a specialized investment vehicle that elects to be regulated under the 1940 Act as an investment company but is generally subject to less onerous requirements than other registered investment companies under a regime designed to encourage lending to U.S.-based small and mid-sized businesses. Unlike many similar types of investment vehicles that are restricted to being private entities, the stock of a BDC is permitted to trade in the public equity markets (although at least initially, we do not currently intend to list shares of our Common Stock to allow for such trading). BDCs are also eligible to elect to be treated as a RIC under Subchapter M of the Code. A RIC typically does not incur significant entity-level income taxes, because it is generally entitled to deduct distributions made to its stockholders. We intend to be treated, and comply with the requirements to qualify annually, as a RIC under Subchapter M of the Code, beginning with the taxable year ended December 31, 2023 (or as soon thereafter as is reasonably practicable). See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”
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
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our business are the following:
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
(b) is not an investment company (other than a small business investment company wholly-owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
(c) satisfies either of the following:

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
Regulation as a Small Business Investment Company
On February 1, 2023, our wholly-owned subsidiary, SBIC LP, received an SBIC license from the SBA which was deemed effective as of January 27, 2023. The SBIC license allows SBIC LP to obtain leverage by issuing SBA-guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-recourse, interest only debentures with interest payable semi- annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity, but may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S. Treasury Notes with 10-year maturities.
SBICs are designed to stimulate the flow of capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses generally include businesses (together with their affiliates) that have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest at least 25.0% of its investment capital in “smaller enterprises” as defined by the SBA. A smaller enterprise is a business (including its affiliates) that has a tangible net worth not exceeding $6.0 million and has average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or a smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates. Once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the business at the time of the follow-on investment, up and until the time a business offers its securities in a public market through an initial public offering, if any. According to

SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA generally prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending, real estate or investing in companies outside of the United States, and from providing funds to businesses engaged in certain prohibited industries and to certain “passive” (i.e., non-operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates. The SBA also limits fees, prepayment terms and other economic arrangements that are typically charged in lending arrangements.
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
We have applied for exemptive relief from the SEC to permit it to exclude the senior securities of SBIC LP from the definition of senior securities in the asset coverage requirement under the 1940 Act. Pursuant to the 150% asset coverage ratio limitation, we are permitted to borrow two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities we issued or loans we obtain. If we receive this exemptive relief, we will have increased capacity to fund up to $175 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 150% asset coverage ratio limitation would allow us to incur. There can be no assurances that such exemptive relief will be granted.
As of December 31, 2023, the SBIC has $36.9M in SBA-guaranteed commitments, of which $31.0m has been drawn. SBA regulations currently permit the SBIC to borrow up to $175.0 million in SBA-guaranteed debentures to the extent the SBIC has at least $87.5 million in regulatory capital (as defined by SBA regulations). As of December 31, 2023, we have funded SBIC LP with an aggregate total of $82.5 million of regulatory capital. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds. SBA current regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million. SBICs under common control may borrow up to a maximum of $350.0 million. Receipt of an SBIC license does not assure that SBIC LP will receive SBA-guaranteed debenture funding, which is dependent upon SBIC LP continuing to be in compliance with SBA regulations and policies. See “Item 1. Business—Small Business Investment Company Regulations.”
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
A “U.S. stockholder” is a beneficial owner of shares of our Common Stock that is for U.S. federal income tax purposes:
•a citizen or individual resident of the United States;
•a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.
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
Election to Be Taxed as a RIC
We currently intend to elect to be treated as a RIC under Subchapter M of the Code commencing with our taxable year ended December 31, 2023 and for future years; however, no assurance can be provided that we will qualify as a RIC for any taxable year. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).
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
Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, may be considered non-qualifying for purposes of the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.
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
Failure to Qualify as a RIC
Once we qualify for RIC status, if we were unable to continue to qualify for treatment as a RIC and were unable to cure the failure, for example, by disposing of certain investments before quarter/year end or in the 30 days after quarter/year end, or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

In taxable years (such as 2021) in which we were taxable as a corporation or if failure to continue to qualify for treatment as a RIC occurs, all of our taxable income would be subject to tax at regular corporate rates and we would not be able to deduct our dividend distributions to stockholders. Additionally we would no longer be required to distribute our income and gains. Distributions, including distributions of net long-term capital gain, would generally be taxable to our stockholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate stockholders would be eligible to claim a dividends received deduction with respect to such dividends and non-corporate stockholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.
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
A U.S. Stockholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income ("UBTI"). The direct conduct by a tax-exempt U.S. stockholder of the activities that we propose to conduct could give rise to UBTI. However, a BDC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its stockholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. stockholder should not be subject to U.S. taxation solely as a result of the holder’s ownership of the Shares and receipt of dividends that we pay. Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to portfolio investors in our stock. Therefore, a tax-exempt U.S. stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.
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
SUMMARY OF RISK FACTORS
The following is a summary of the principal risk factors associated with an investment in us:
We are subject to risks and conflicts relating to our business and structure which may make it more difficult for you to sell your shares of the Company or cause you to lose all or part of your investment:
•Operating as a BDC imposes numerous constraints and costs on us, reducing our operating flexibility. In addition, if we fail to maintain our status as a BDC (including if we do not invest a sufficient amount in qualifying assets), we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
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
•Each of the Adviser and the Administrator can resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, which could adversely affect our financial condition, business, and results of operations.
•There are significant potential conflicts of interest that could affect our investment returns, including conflicts related to obligations that the Adviser or its affiliates have to, and fees paid by, other investment accounts.
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
•We will be subject to risks associated with any credit facility, and any inability to renew or replace a credit facility could adversely impact our liquidity and ability to find new investments or maintain distributions to our stockholders.
•Our Shareholders may fail to fund their Capital Commitments when due.
•Our Board may change our investment objective and operating policies without prior notice or stockholder approval.
•We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, and failure to develop such controls in accordance with Section 404 could have a material adverse effect on our business and the value of our Common Stock.

•We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Common Stock and our ability to pay distributions.
•SBIC LP is subject to SBA regulations and risks associated with SBA-guaranteed debentures.
We are subject to risks relating to our investments, which could cause you to lose all or part of your investment:
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
•We have not yet identified all of the portfolio company investments we will acquire, and there is no certainty how long it will take to identify such investments or if we will be able to find a sufficient number of such businesses.
•Our portfolio may initially be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
•Because we generally do not hold controlling equity interests in our portfolio companies, we cannot control such companies or prevent decisions by their management that could decrease the value of our investments.
•The liability of each of the Adviser and the Administrator is limited, and we have agreed to indemnify each against certain liabilities, which may lead them to act in a riskier manner than each would when acting for its own account.
•We may be subject to risks under hedging transactions.
•There can be no guarantee of our ability to coordinate with the human resources and personnel departments of our portfolio companies through our Worker Solutions services platform.
There are risks relating to your investment in our Common Stock:
•There is no public market for shares of our Common Stock, no ability for shareholders to redeem, and restrictions on the ability of holders of our Common Stock to transfer.
•Our stockholders may experience dilution in their ownership percentage, including if they do not opt-in to our dividend reinvestment plan.
•Our stockholders may receive shares of our Common Stock as distributions, which could result in adverse tax consequences to them.
•We may, in the future, issue preferred stock, which could adversely affect the value of shares of Common Stock.
General risk factors
•The impact of economic recessions or downturns may impair our portfolio companies and lead to defaults by our portfolio companies, which could harm our operating results.
•We are subject to risks associated with the current interest rate environment, and to the extent we use debt to finance our investments, changes in interest rates will affect our cost of capital and net investment income.
•Terrorist attacks, acts of war, natural disasters, outbreaks, or pandemics may impact our portfolio companies and our Adviser and harm our business, operating results, and financial condition.
•A shareholder may be subject to filing requirements and the short-swing profits rules under the Exchange Act as a result of an investment in us.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a material adverse effect on our business, financial condition and/or operating results. For a more detailed discussion of the risks that you should consider prior to investing in our securities, see the section below entitled “Risk Factors.”
Risks Relating to Our Business and Structure
Operating as a BDC imposes numerous constraints on us and significantly reduces our operating flexibility. In addition, if we fail to maintain our status as a BDC (including if we do not invest a sufficient portion of our assets in qualifying assets), we might be regulated as a closed-end investment company, which would subject us to additional regulatory restrictions.
The 1940 Act imposes numerous constraints on the operations of BDCs that do not apply to other investment vehicles managed by our Adviser and its affiliates. BDCs are required, for example, to invest at least 70% of their total assets primarily in "qualifying assets", such as securities of U.S. private or thinly traded public companies, cash, cash equivalents, U.S. government securities, and other high-quality debt instruments that mature in one year or less from the date of investment. These constraints and our Adviser’s limited operating history under these constraints may hinder our ability to take advantage of attractive investment opportunities and to achieve our investment objective. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us and/or expose us to claims of private litigants.
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
Insured depository institution shareholders that are subject to regulatory examination for CRA compliance may fail to obtain favorable regulatory consideration of their investment under the CRA.
The CRA requires the three U.S. federal bank supervisory agencies (the FRB, the OCC, and the FDIC) to encourage certain FDIC-insured financial institutions to help meet the credit needs of their local communities, including LMI neighborhoods, consistent with the safe and sound operation of such institutions. Each agency operates under substantially similar rules and regulatory guidance for evaluating and rating an institution’s CRA performance. These rules vary according to an institution’s asset size and business strategy.
In October 2023, the three federal banking agencies adopted a new unified set of CRA regulations (the “New CRA Final Rule”) that, among other changes, implemented a tiered framework with separate evaluations for retail lending, retail services and products, community development financing, and community development services for banks with over $2 billion in total assets. It is anticipated that banks will be required to begin complying with most of the provisions of the

New CRA Final Rule on January 1, 2026, with certain other requirements becoming applicable on January 1, 2027. Until these regulations become effective, the current state of CRA regulations is unsettled, and may continue to be so even after the new regulations are effective. As such, this changing state of laws, regulations or the interpretation of laws and regulations related to the CRA may result in a failure of insured depository institution shareholders that are subject to regulatory examination for CRA compliance to obtain favorable regulatory consideration of their investment under the CRA.
Investment in the Company is not currently deemed a CRA eligible investment by any of the U.S. federal bank supervisory agencies, and the OCC declined to prospectively confirm that an investment in the Company would qualify as a CRA activity when the Company sought clarity on the question from the OCC (which was prior to the adoption of the New CRA Final Rule). Investments are not typically designated as CRA-qualifying by any governmental agency at the time of issuance. The final determinations that investments are CRA-qualifying are made by the federal and, where applicable, state bank supervisory agencies during their periodic examinations of financial institutions. We plan to require our borrowers, both during the underwriting process and on an ongoing basis throughout the term of the loan, to deliver data to allow an insured depository institution to apply for credit for the investment under the CRA with the appropriate banking regulator. These data are expected to include statistics regarding the borrowers’ composition and growth as well as their impact on the communities where they operate, and who and from where such borrower hires, as well as other information that could be used to validate CRA eligibility such as the borrower’s employment of LMI workers and the borrower’s locations and/or operations in Working Class Areas. This information is designed to be helpful in substantiating the CRA eligibility of the investment. We can offer no assurance, however, that an investor in the Company subject to CRA requirements will receive CRA credit for such investment, and insured depository institution investors interested in applying for CRA credit must make their own assessment as to the likelihood that their banking regulator will grant CRA credit. Whether investments in the Company will qualify in whole or in part for CRA credit will depend on the composition of the Company’s investment portfolio over time and other factors, including changing regulatory criteria for granting CRA credit for particular categories of investments.
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
The Adviser's personnel primarily work from home.
The Adviser's personnel primarily work from home as a result of a technology-first business model, among other things. To the extent that such personnel, as a result of working remotely, rely more heavily on technology systems for their business-related communications and information sharing, the Adviser could be more vulnerable to cybersecurity incidents and cyberattacks and could have more difficulty resuming normal operations in the event it is the target of such incident or attack.
The Adviser's dependence on technology.

Our operations are highly dependent on technology which is comprised of proprietary software and systems that work with third-party tools to strengthen origination, underwriting, and monitoring processes. There is a risk that software or other technology malfunctions or programming inaccuracies may impair the performance of these systems. System impairment may negatively impact one or more of such processes, which could impact performance, potentially materially.
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
There are significant potential conflicts of interest that could affect our investment returns, including conflicts related to obligations that the Adviser’s Investment Committee, the Adviser or its affiliates have to other investment accounts and conflicts related to fees and expenses of such other investment accounts.
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
Our management and incentive fee structure may create incentives for the Adviser and Administrator that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.
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
Regulations governing our operation as a BDC affect our ability to, and the way in which we, raise additional capital. As a BDC, our need to raise additional capital (because we must distribute most of our income) exposes us to risks, including the typical risks associated with leverage.
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
We anticipate that we or a direct subsidiary of ours may enter into one or more credit facilities, including subscription-based and asset-based revolving credit facilities. Under any credit facility, we will be subject to a variety of risks, including those set forth below.
Our interests in any subsidiary that enters into a credit facility would be subordinated, and we may not receive cash on our equity interests from any such subsidiary.
We would consolidate the financial statements of any such subsidiary in our consolidated financial statements and treat the indebtedness of any such subsidiary as our leverage. Our interests in any wholly-owned direct or indirect subsidiary of ours would be subordinated in priority of payment to every other obligation of any such subsidiary and would be subject to certain payment restrictions set forth in the credit facility. We would receive cash distributions on our equity interests in any such subsidiary only if such a subsidiary had made all required cash interest payments to the lenders, and no default exists under the credit facility. We cannot assure you that distributions on the assets held by any such subsidiary would be sufficient to make any distributions to us or that such distributions would meet our expectations.
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
The Adviser adjusts quarterly (or as otherwise may be required by the 1940 Act in connection with the issuance of our shares) the valuation of our portfolio to reflect its determination of the fair value of each investment in our portfolio. Any changes in fair value are recorded in the aggregate in our consolidated statement of operations as a net change in unrealized appreciation or depreciation.
Our Board may change our investment objective and operating policies without prior notice or stockholder approval.
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
The Adviser is not subject to the requirements of the Directive to have additional funds of its own and/or professional indemnity insurance to cover potential liability risks arising from the professional negligence of the Adviser.

We cannot guarantee our ability to obtain new or maintain existing SBIC licenses.

We cannot guarantee our ability of any of our subsidiaries (in existence now or which may be formed in the future) to obtain or maintain a SBIC license from the SBA nor can we anticipate changes in regulatory policies with respect to SBICs.

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

When setting our goals we sought guidance from outside regulatory frameworks, including the Investment Act, CRA, and Incentive Act. We can offer no assurances that we will be able to adhere to or meet our goals, including our 2030 Goals, and nor can we guarantee that such goals will have their intended consequences. While we will strive to (1) increase employment opportunities, (2) provide significant managerial assistance to small and middle-market companies and (3) encourage economic growth in working class communities, we can offer no assurances that our goals and actions in pursuits of these goals will have their intended effects.
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
We have not yet identified all of the portfolio company investments we will acquire, and there is no certainty how long it will take to identify such investments or whether we will be able to find a sufficient number of such businesses to meaningfully populate our portfolio.

We have not yet identified all of the potential investments for our portfolio that we will acquire with the proceeds of any sales of our securities or repayments of investments currently in our portfolio. Privately negotiated investments in illiquid securities or private middle market companies require substantial due diligence and structuring (particularly to identify and underwrite non-sponsored businesses), and we cannot assure you that we will achieve our anticipated investment pace or be able to find a sufficient number of such businesses to meaningfully populate our portfolio. The Adviser selects all of our investments, and our stockholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk of investing in our securities. Until such appropriate investment opportunities can be found, we may also invest the net proceeds in cash, cash equivalents, U.S. government securities, and high-quality debt investments that mature in one year or less from the date of investment. We expect these temporary investments to earn yields substantially lower than the income that we expect to receive in respect of our targeted investment types. As a result, any distributions we make during this period may be substantially smaller than the distributions that we expect to pay when our portfolio is fully invested.
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
During periods of capital markets disruption and economic uncertainty, there is a risk that you may not receive distributions or that our distributions may not grow over time, and a portion of our distributions may be a return of capital.
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Registration Statement, especially if there are reduced cash flows to us from our portfolio companies, which could reduce cash available for distribution to our stockholders. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such a portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions may increase a shareholder’s tax liability for capital gains upon the future sale of our Common Stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its shares for less than the original purchase price.
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
In order to satisfy the annual distribution requirement applicable to RICs, we will have the ability to declare a large portion of a dividend in shares of our Common Stock instead of in cash. Revenue Procedures issued by the IRS allow a publicly offered regulated investment company (as defined above) to distribute its own stock as a dividend for the purpose of fulfilling its distribution requirements if certain conditions are satisfied. As long as a portion of such dividend is paid in cash (which portion may be as low as 10% of such dividend, for distributions declared by June 30, 2022, and 20% of such dividends, for distributions declared on or after July 1, 2022) and certain requirements are met, the entire distribution will be treated as a dividend for U.S. federal income tax purposes. As a result, a stockholder generally would be subject to tax on 100% of the fair market value of the dividend on the date the dividend is received by the stockholder in the same manner as a cash dividend, even though most of the dividend was paid in shares of our Common Stock. We currently do not intend to pay distributions in shares of our Common Stock.

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
Ongoing international events have increased global political and economic uncertainty, which may have a material impact on the Company’s portfolio and the value of your investment in the Company.
The ongoing invasion of Ukraine by Russia and related sanctions placed on certain Russian entities and individuals by the United States and other countries, as well as the ongoing military conflict between Israel and Hamas, have increased global political and economic uncertainty. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which has impacted inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia, Ukraine or the Middle East, the broader consequences of these events may have a material adverse impact on the Company’s portfolio and the value of your investment in the Company. Because this is an uncertain and evolving situation, its full impact is unknown at this time. Additionally, the impact of election cycles in the upcoming year in the U.S. and internationally, including in the UK, South Africa, India, Taiwan, and Russia, may result in unpredictability and uncertainty in U.S. and global markets. In the U.S. in particular, concerns over government debt sustainability and the fiscal path forward may build in the run up to the presidential election, and diverging outcomes based on the outcome of the election may introduce additional uncertainty in the markets.
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
Our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. During these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans. Economic slowdowns or recessions could lead to financial losses in our portfolio investments and a decrease in revenues, net income and assets. A prolonged reduction in interest rates due to economic downturns or recessions will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

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
Many financial instruments use or may use a floating rate based on the LIBOR, which is the interbank offered rate for short-term Eurodollar deposits. For several years, LIBOR has been the subject of national and international regulatory scrutiny. Following their publication on June 30, 2023, no settings of LIBOR continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average (“SONIA”). Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act (“LIBOR Act”), was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve. In addition, the U.K. Financial Conduct Authority (“FCA”), which regulates the publisher of LIBOR (ICE Benchmark Administration) has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex and it could cause a disruption in the credit markets generally and could have a range of adverse impacts on our business, financial condition, and results of operations. In particular, any such transition or reform could:
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
We are required to comply with certain requirements of the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, but will not have to comply with certain requirements until we have been registered under the Exchange Act for a specified period of time or cease to be an “emerging growth company.” Because shares of our Common Stock are registered under the Exchange Act, we are subject to the Sarbanes-Oxley Act and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis, our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions. This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with the Sarbanes-Oxley Act and related rules, we and the value of our securities would be adversely affected.
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
ITEM 1B. Unresolved Staff Comments
None.

ITEM 1C. Cybersecurity
Lafayette Square maintains a cybersecurity program which includes processes for assessing, identifying, and managing material risks from cybersecurity threats in the form of unauthorized occurrences that could result in adverse effects on the confidentiality, integrity, or availability of the Company’s information systems (any such occurrence, a “Cybersecurity Incident”). The Company’s business is dependent on the communications and information systems of the Adviser and other third-party service providers. The Adviser manages the Company’s day-to-day operations and has implemented a cybersecurity program that applies to the Company and its operations.

Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company. The Adviser maintains a comprehensive information security policy to manage risk which details procedures such as incident response, business continuity and disaster recovery management plans, penetration testing and quarterly cybersecurity training for all employees. The Adviser (through the Staffing Agreement with the Administrator) employs a Chief Technology Officer ("CTO"), Bobby Patnaik. Mr. Patnaik has more than twenty years of experience, including fourteen years in financial services. Prior to joining Lafayette, Mr. Patnaik worked at Goldman Sachs Asset Management rising to the Global Head of Institutional/Fund Reporting and Reference Data Technology after spending several years developing and leading middle and back-office technologies. Mr. Patnaik began his career working for several technology and telecommunication companies, including AT&T and Verizon.

The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company. The Adviser has contracted with Salt Cybersecurity, LLC to serve as a virtual Chief Information Security Officer ("vCISO") and perform an annual information security program risk assessment and gap analysis based on the International Organization for Standardization (ISO) and International Electrotechnical Commission (IEC) standard (ISO/IEC 27001:2013). In addition, our vCISO conducts due diligence on each vendor we utilize to assess their levels of security when working with Lafayette Square data. The Adviser has also engaged a third-party cybersecurity firm, AG1, Inc. (dba AgileBlue), to act as Lafayette Square’s outsourced security operation center (“SOC”) and provide continuous monitoring of Lafayette Square issued devices for potential vulnerabilities with any threats escalated to the CTO.

Management's Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. Lafayette Square’s information security policy includes an incident response plan which specifies procedures for elevating, remediating, monitoring and communicating about Cybersecurity Incidents. A dedicated team of executive level leaders at the Adviser (the “Incident Response Team”) including the Chief Risk Officer, Chief People Officer, Chief Compliance Officer and led by the Chief Technology Officer ensure Cybersecurity Incident containment, eradication, recovery and notification that is integrated in Lafayette Square’s overall risk management. If a Cybersecurity Incident is detected, whether by way of penetration testing, a vulnerability scan conducted by the SOC, or otherwise, it will be reported to the Chief Technology Officer and Chief Compliance Officer who mobilize the Incident Response Team. The Incident Response Team will prepare the communications including alerting the Board of any material risks and any additional required reporting. The Chief Technology Officer is designated as the leader of the Incident Response Team and is designated to interface with key stakeholders including the Board.

Board Oversight of Cybersecurity Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Board receives periodic updates from the Company’s Chief Compliance Officer regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.

Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. See “Item 1.A Risk Factors – We depend on information systems, and systems failures could significantly disrupt our business, which may, in turn, negatively affect the value of our Common Stock and our ability to pay distributions.” for more details on how cybersecurity threats are reasonably likely to materially affect the Company including its business strategy, results of operations, or financial condition. During the reporting period, the Company has not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
Holders
As of March 20, 2024, we had 101 stockholders of record.
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

We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:

•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;

•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-month period ending on October 31 of such calendar year; and

•100% of any income or gains recognized, but not distributed, in preceding years.

We can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS - Risks Related to U.S. Federal Income Tax - We will be subject to U.S federal income tax at corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the Code or if we make investments through taxable subsidiaries.”
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

The following table summarizes the distributions declared on shares of the Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
April 21, 2023	April 21, 2023	May 15, 2023	$1,292	$0.15	30,168
June 23, 2023	June 23, 2023	August 14, 2023	$1,297	$0.15	29,859
September 29, 2023	September 29, 2023	November 13, 2023	$2,614	$0.20	53,904
December 13, 2023	December 12, 2023	January 04, 2024	$3,936	$0.30	81,573

Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2023 were reported in our current reports on Form 8-K filed with the SEC.
ITEM 6. RESERVED

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
Business Overview

The Company is an externally managed, non-diversified, closed-end investment company focused on lending to middle market businesses while offering them significant managerial assistance to strengthen their workforce, with the goal of creating and preserving jobs and stimulating economic growth in each of ten Target Regions across the United States. The Company believes that demand for capital investment and managerial assistance is particularly acute among middle market companies headquartered in overlooked places, given that business development companies primarily focus on businesses located in high income places. We believe inflationary pressures and the increasing employee benefits gap exacerbate this demand, enabling us to utilize our investment approach to select favorable risk-adjusted return opportunities.

Our investment objective is to generate favorable risk-adjusted returns, including current income and capital appreciation, principally from investments in "non-sponsored" middle market businesses that are primarily domiciled, headquartered and/or have a significant operating presence in the United States. We define middle market businesses as companies having annual revenues between $10 million and $1 billion and annual EBITDA of between $10 million and $100 million, although we may invest in larger or smaller companies. We expect to invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock, and warrants.

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
We were formed as a Delaware limited liability company on February 19, 2021. Prior to the Effective Date, we elected to be regulated as a BDC under the 1940 Act. For U.S. federal income tax purposes, we were taxed as a corporation for the period from February 19, 2021 (date of inception) through December 31, 2022. The Company intends to elect to be treated, and qualify annually thereafter, as a RIC under Subchapter M of the Code. As a result, the company generally does not expect to be subject to U.S. federal income taxes. However, there is no guarantee that the company will qualify to make such an election for any taxable year. Prior to the Effective Date and to our election to be regulated as a BDC, we completed a conversion under which Lafayette Square USA, Inc. (then known as Lafayette Square Empire BDC, Inc.) succeeded to the business of Lafayette Square Empire BDC, LLC, and the sole member of Lafayette Square Empire BDC, LLC became the stockholder of Lafayette Square Empire BDC, Inc. On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire BDC, Inc.” to “Lafayette Square USA, Inc.,” effective May 16, 2022. As a BDC, we must comply with certain regulatory requirements. When we qualify as a RIC there will be additional regulatory requirements we must comply with as well. See “Item 1. Business — Regulation as a Business Development Company” and “Item1. Business — Certain U.S. Federal Income Tax Considerations.”
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

The Company currently has a wholly-owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), that has an SBIC license from the SBA, and on May 18, 2023, the SBA issued a “green light” letter inviting the Company to submit its application to obtain a license to operate a specialized small business investment company (“SSBIC”) subsidiary. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SSBIC license, and the Company has received no assurance or indication from the SBA that it will receive an SSBIC license, or of the timeframe in which it would receive a license, should one be granted.The SBIC license provides the Company an incremental source of long-term capital by permitting it to issue up to $175 million of SBA-guaranteed debentures, subject to the SBA’s approval. An SSBIC license could provide access to an additional $175.0 million of SBA-guaranteed debentures, subject to the SBA’s approval, and, as a result, the Company would have access to up to $350.0 million in SBA-guaranteed debentures amongst its family of SBIC funds under common control. These debentures have maturities of ten years and have fixed interest rates tied to the U.S. 10 Year Treasury rate, which are generally lower than comparable bank and other forms of debt.

As described further in "Item 1 - Business" above, we aim to promote public welfare and community development in working class communities by deploying at least 51% of our invested capital to borrowers (i) located in and/or with a majority of operations in Working Class Areas or (ii) that provide Substantial Employment to LMI individuals. In addition to such targeted investing, we seek to improve the retention, well-being, and productivity of employees by connecting our portfolio companies with third-party service providers that deliver workplace benefits and/or advisory support ("Third-Party Solution Providers") through Lafayette Square's services platform, “Worker Solutions” (such platform is described in more detail in "Item 1 - Business" above). This platform is consistent with the mandate that BDCs offer “significant managerial assistance” to their portfolio companies upon request, and we believe these curated services have the potential to (i) positively affect employee well-being and (ii) enhance the risk-adjusted financial returns of the portfolio companies (including by increasing employee retention, morale and productivity).

In line with the aims above, and as described in more detail in "Item 1 - Business" above, we have set 2030 goals to (1) increase employment opportunities (by helping businesses create and/or retain 100,000 working class jobs, and 150,000 jobs overall), (2) provide significant managerial assistance to small and middle-market companies (by incentivizing at least 50% of our borrowers to adopt Worker Solutions) and (3) encourage economic growth in working class communities (by investing at least 50% of our portfolio in borrowers who are either located in working class communities or are substantial employers of working class people.) In order to follow our progress towards these goals and help determine the average employee data of our portfolio companies noted in the table below, we track the locations of our portfolio companies and LMI status of their employees and we rely on feedback on certain employee data points from our portfolio companies. We cannot guarantee the accuracy of the information provided to us by our portfolio companies, and the metrics used by different portfolio companies to calculate the information that they provide to us may differ significantly as between such portfolio companies.

While we are generally industry agnostic with respect to our focus on investment sectors, we tend to primarily invest in the business services, franchising, technology & telecommunications, transportation & logistics, and healthcare sectors. In addition, among other things, we have opportunistically looked for exposures in the real-estate industry (including with companies that manage real estate and with real estate-related projects that advance our 2030 Goals) and the solar power industry (including with companies working to strategically enact energy transition plans).
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
Expenses
We expect our primary annual operating expenses to include advisory fees and the reimbursement of expenses under our investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 and amended and restated as of August 8, 2023 (and as may be further amended, the “Investment Advisory Agreement”) and our Administration Agreement, respectively. We also bear other expenses, which include:
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
and other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and their respective staffs and the cost of providing managerial assistance upon request to portfolio companies, and reimbursements of third-party expenses incurred by the Administrator in carrying out its administrative services including providing assistance in accounting, legal, compliance, operations, technology, internal audit, investor relations, and loan agency services (including any internal and third party service providers and/or software solutions related to the foregoing), and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase proportionally when our asset value declines.
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

Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the years ended December 31, 2023 and December 31, 2022. There were no investments as of December 31, 2021. (information presented herein is at amortized cost unless otherwise indicated):

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Total Investments, beginning of period	$84,545	$—	$—
New investments purchased	190,068	97,547	—
Net accretion of discount on investments	406	102	—
Net realized gains (losses) on investments	—	(111)	—
Investments sold or repaid	(3,496)	(12,993)	—
Total Investments, end of period	$271,523	$84,545	$—

Portfolio companies, at beginning of period	5	—	—
Number of new portfolio companies	14	5	—
Portfolio companies, at end of period	19	5	—
As of December 31, 2023 and December 31, 2022, the Company’s investments consisted of the following:

	December 31, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$263,118	96.9%	$265,287	97.0%
Equity	4,881	1.8%	4,901	1.8%
Subordinated debt	1,872	0.7%	1,753	0.6%
Preferred equity	1,652	0.6%	1,652	0.6%
Warrants	—	—%	—	—%
Total	$271,523	100.0%	$273,593	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$78,221	92.5%	$78,156	92.7%
Equity	4,631	5.5%	4,631	5.5%
Subordinated debt	1,693	2.0%	1,556	1.8%
Warrants	—	—%	—	—%
Total	$84,545	100.0%	$84,343	100.0%
The tables below describe investments by industry composition based on fair value as of December 31, 2023 and December 31, 2022:

	December 31, 2023
	Amortized Cost		Fair Value
Construction & Engineering	$57,458	21.3%	$58,360	21.2%
Commercial Services & Supplies	45,747	16.8%	45,828	16.8%
Professional Services	34,254	12.6%	34,254	12.5%
Leisure Facilities	33,439	12.3%	33,789	12.4%
Media	28,467	10.5%	28,594	10.5%
Specialized Consumer Services	15,566	5.7%	15,625	5.7%
Health Care Services	13,773	5.1%	13,773	5.0%
Environmental & Facilities Services	9,795	3.6%	9,922	3.6%
Restaurants	8,683	3.2%	8,722	3.2%
Health Care Equipment & Services	8,175	3.0%	8,391	3.1%
Health Care Providers & Services	7,840	2.9%	7,940	2.9%
IT Services	3,380	1.2%	3,425	1.3%
Real Estate Management & Development	2,952	1.1%	2,970	1.1%
Hotels, Restaurants & Leisure	1,994	0.7%	2,000	0.7%
Total	$271,523	100.0%	$273,593	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$39,024	46.2%	$38,647	45.8%
Media	25,509	30.2%	25,684	30.5%
Construction & Engineering	20,012	23.6%	20,012	23.7%
Total	$84,545	100.0%	$84,343	100.0%
The weighted average yields at amortized cost and fair value of our portfolio as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt(2)	12.8%	12.8%	12.7%	13.1%
Subordinated debt	14.0%	15.0%	15.0%	15.3%
Weighted Average Yield(1)	12.8%	12.8%	13.1%	13.2%
(1) The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2) Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes exit fees that are receivable upon repayment of certain loan investments. As of December 31, 2023 and December 31, 2022, there were no exit fees.

	December 31, 2023	December 31, 2022
Number of portfolio companies	19	5
Percentage of performing debt bearing a floating rate (1)	99.3%	98.0%
Percentage of performing debt bearing a fixed rate (1)(2)	0.7%	2.0%
Weighted average spread over SOFR or LIBOR of all accruing floating rate investments	7.0%	8.0%
Weighted average leverage (net debt/EBITDA) (3)	3.0x	2.8x
Weighted average interest coverage (3)	2.8x	2.8x
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
The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—%	$—	—%
2	273,593	100.0%	84,343	100.0%
3	—	—	—	—
4	—	—	—	—
5	—	—	—	—
Total	$273,593	100.0%	$84,343	100.0%

Results of Operations
The following table represents the operating results for the years ended December 31, 2023 and December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Total investment income	$20,751	$3,496	$—
Net expenses	12,038	3,659	515
Net investment income (loss)	8,713	(163)	(515)
Net realized gains (losses) on investments	—	(111)	—
Net change in unrealized gains (losses)	2,272	(202)	—
Net increase (decrease) in net assets resulting from operations	$10,985	$(476)	$(515)
Investment Income
The composition of the Company’s investment income was as follows:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Investment income
Interest income	$18,567	$3,362	$—
Fee income	70	134	—
Interest from cash and cash equivalents	2,114	—	—
Total investment income	$20,751	$3,496	$—
The increase in total investment income from $3,496 for the year ended December 31, 2022 to $20,751 for the year ended December 31, 2023 was primarily driven by by our deployment of capital and invested balance of investments. The increase in total investment income from $0 for the period from February 19, 2021 (date of inception) to December 31, 2021 to $3,496 for the year ended December 31, 2022 was primarily driven by our deployment of capital and invested balance of investments.
Expenses
The following table summarizes the Company’s expenses for the years ended December 31, 2023 and December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Interest and financing expenses	$2,049	$750	$—
Management fee	1,640	277	—
Incentive fee	1,615	—	—
General and administrative expenses	1,441	958	232
Administrative services fee	1,485	708	—
Placement fees	1,131	415	—
Legal fees	838	200	35
Professional fees	584	447	82
Organizational costs	332	22	141
Directors' fees	320	176	25
Offering expenses	151	158	—
Total expenses	11,586	4,111	515
Expense support reimbursement	452	(452)	—
Total expenses, net of expense support reimbursement	$12,038	$3,659	$515
Total expenses before expense support increased approximately $7.5 million for the year ended December 31, 2023 from $4.1 million for the year ended December 31, 2022.
Interest and financing expenses increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to an increase in the average principal amount of borrowings on our Subscription Facility, draw down in SBA-guaranteed debentures on September 15, 2023, and the increase in the weighted average stated interest rates.
The increase in management fees for the year ended December 31, 2023 when compared to the year ended December 31, 2022 was driven by our deployment of capital and an increase in average gross assets.
Incentive fees increased for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the increase in Net Investment Income. Refer to Note 6 Investment Advisory Agreement of the Form 10-K on how the incentive fee is calculated.
The increase in administrative services fee for the year ended December 31, 2023 when compared to the year ended December 31, 2022 was due to the Company's allocable portion of, but not limited to, overhead compensation, rent, office services and equipment, under the Company's Administration Agreement.
General and administrative expenses, legal fees, professional fees and placement fees increased during the year ended December 31, 2023 compared to the year ended December 31, 2022 in connection, but not limited to, independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws.
The increase in organizational costs for the year ended December 31, 2023 when compared to the year ended December 31, 2022 was primarily related to the formation of the Company's subsidiaries. Refer to Note 1 of the Form 10-K.
Offering expenses were relatively in line for the year ended December 31, 2023 when compared to the year ended December 31, 2022 in connection with the offering of shares of the Company's common stock, including out-of-pocket of the Adviser and its agents and affiliates.

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
For the years ended December 31, 2023 and December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021, the Company incurred Management Fees of $1,640, $277 and $0, respectively. As of December 31, 2023 and December 31, 2022, there was $605 and $167 Management Fee payable to the Adviser, respectively.
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

For the year ended December 31, 2023, the Company incurred Income-Based Fee of $1,615. As of December 31, 2023, $565 remained payable. For the year ended December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021, there was no Income-Based or Capital Gains Fee incurred.
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
For the years ended December 31, 2023 and December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of December 31, 2023 and December 31, 2022, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the years ended December 31, 2023 and December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021, the Administrator incurred $1,485, $708 and $0, respectively, in fees under the Administrative Agreement, which are included in administrative service fee in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, $885 and $550 was unpaid and included in Administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since our inception:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payable
June 30, 2022	$227	$—	$227
September 30, 2022	225	—	452
June 30, 2023	—	(329)	123
September 30, 2023	—	(123)	—
Total	$452	$(452)	$—
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser may become subject to repayment by us in the future. As of December 31, 2022, the Company did not have an obligation to repay Expense Payments to the Adviser and therefore did not record a liability on the Consolidated Statements of Assets and Liabilities. However, during the year ended December 31, 2023, the obligation to repay became due and the Company fully repaid such Expense Payments, so that as of December 31, 2023, the Company has extinguished all such obligations to the the Advisor.
Capital Resources and Borrowings
As of December 31, 2023, we have received signed Subscription Agreements totaling approximately $458.2 million. However, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $377.0 million.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Company's total debt for the years ended December 31, 2023 and December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Interest expense	$1,526	$494	$—
Non-usage fee (1)	82	41	—
Amortization of financing costs	441	215	—
Weighted average stated interest rate	7.08%	5.08%	—%
Weighted average outstanding balance (2)	$21,548	$19,091	$—
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2)    The Company's initial borrowing occurred on June 29, 2022.

Subscription Facility
On February 2, 2022, we entered into a subscription-based credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022, December 21, 2022 and February 1, 2024 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allows us to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base that is based upon unused capital commitments made by investors in us. The amount of permissible borrowings under the Subscription Facility may be increased to up to $1 billion with the consent of the lenders. The Subscription Facility matures on May 2, 2024 and bears interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 2.50% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for credit facilities of this nature.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the years ended December 31, 2023 and December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Interest expense	$584	$494	$—
Non-usage fee (1)	82	41	—
Amortization of financing costs	372	215	—
Weighted average stated interest rate	7.19%	5.08%	—%
Weighted average outstanding balance (2)	$8,121	$19,091	$—
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2)    Our initial borrowing occurred on June 29, 2022.

SBA Debentures
SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital in SBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of December 31, 2023, we funded SBIC LP with $82.5 million of regulatory capital, and have $31.0 million in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a 2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee of 0.047% is charged on the SBA-guaranteed debentures which are amortized over the period.

The following table summarizes the Company’s SBA-guaranteed debentures as of December 31, 2023:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	6.04%	0.047%

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2023 and December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Interest expense	$566	$—	$—
Non-usage fee (1)	—	—	—
Amortization of financing costs	69	—	—
Weighted average stated interest rate	6.23%	—%	—%
Weighted average outstanding balance (2)	$9,088	$—	$—
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

We entered into a repurchase agreement on March 15, 2023 which was collateralized by the Company’s term loan to Synergi, LLC. Interest under this Repurchase Obligations was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. On June 2, 2023 the Company repurchased its obligation under the repurchase agreement. As of December 31, 2023, there was no outstanding loan and interest payable balance to Macquarie.

Revolving Facility

We anticipate replacing and/or refinancing the existing Subscription Facility with a similar subscription-based credit facility when the existing Subscription Facility terminates, as well as potentially adding an asset-based revolving credit facility to complement the Subscription Facility, or adding asset-based revolving capacity to the existing Subscription Facility (in either case, a “Revolving Facility”). Proceeds of the Revolving Facility may be used for general corporate purposes, including the funding of portfolio investments. While we cannot provide any assurances regarding the terms of any Revolving Facility we may enter into, we expect a Revolving Facility to provide for a three-year revolving period and have a maturity date of up to five years from the closing date of the Revolving Facility (which could be extended in connection with an extension of the revolving period). Subject to certain exceptions, a Revolving Facility would be expected to be secured by a first lien security interest in substantially the entire portfolio of investments held by us. A Revolving Facility is expected to include customary covenants, including certain financial covenants related to asset coverage, net worth and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for credit facilities of this nature. The maximum principal amount available under a Revolving Facility is expected to be based on certain advance rates multiplied by the value of our portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that we may incur in accordance with the terms of the Revolving Facility.

Our facilities consist of the following:

	December 31, 2023			December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$27,500	$10,900	$38,400	$31,500	$6,900
SBA-guaranteed debentures	36,960	31,000	5,960	—	—	—
Total	$75,360	$58,500	$16,860	$38,400	$31,500	$6,900
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of December 31, 2023 and December 31, 2022, we were not party to any off-balance sheet arrangements.
Recent Developments
On February 2, 2024, the Company entered into a Third Amendment to the Subscription Facility, pursuant to which the applicable margin was increased from 1.80% to 2.50%, the unused commitment fee rate was increased, the ability to borrow in currencies other than US Dollars was removed, and the stated maturity date was extended from February 2, 2024 to May 2, 2024.
On February 2, 2024, the Company repaid its outstanding balance on the Subscription Facility in the amount of $27.5 million. As of the date of this Report, there is no outstanding balance on the Subscription Facility.
On January 18, 2024, the Company invested in a senior secured first lien term loan in Rotolo Consultants Inc, with a incremental term loan funded commitment of $17.3 million, bearing an interest rate of 3M Term SOFR + CSA + 6.95%, maturing on January 18, 2029.
On January 26, 2024, the Company invested in a senior secured first lien delayed draw term loan in Cafe Zupas, L.C., with additional funds of $0.5 million, bearing an interest rate of 1M Term SOFR + 7.00%, maturing on December 30, 2027.
On February 12, 2024, the Company invested in a senior secured first lien term loan in truCurrent LLC, with a term loan funded commitment of $12.5 million, bearing an interest rate of 3M Term SOFR + 7.25%, maturing on February 12, 2029. In addition, the Company had an unfunded commitment of $25.0 million in a senior secured first lien delayed draw term loan maturing on February 12, 2029.
On February 23, 2024, the Company invested in a senior secured first lien delayed draw term loan in Zero Waste Recycling LLC, with additional funds of $0.4 million, bearing an interest rate of 3M Term SOFR + CSA + 6.45%, maturing on May 15, 2026.
On January 18, 2024, February 14, 2024 and March 1, 2024, the Company invested in a senior secured first lien delayed draw term loan and revolver in Trilon Group LLC, with additional funds of $1.2 million, bearing an interest rate of 3M Term SOFR + CSA + 6.25%, maturing on May 25, 2029.
On March 15, 2024, the Company invested in a senior secured first lien delayed draw term loan in Standard Real Estate Investment LP, with additional funds of $2.0 million, bearing an interest rate of 3M Term SOFR + CSA + 8.75%, maturing on October 6, 2026.
On March 20, 2024, the Company invested in a senior secured first lien term loan in Salt Dental Collective LLC, with a term loan funded commitment of $10.0 million, bearing an interest rate of 1M Term SOFR + CSA + 6.75%, maturing on February 15, 2028.

On March 15, 2024, the Company drew down additional $6.0 million in available SBA-guranteed debentures bearing an interim interest rate of 5.83% and an SBA annual charge of 0.047% maturing on September 1, 2034.
On March 19, 2024, the Company submitted its application to the SBA for an additional commitment of $45.5 million, which will bring its total commitment to $82.5 million.
In addition, as of March 19, 2024, we had an investment backlog and pipeline of approximately $111.6 million and $50.5 million, respectively. Investment backlog includes transactions approved by the Adviser’s investment committee and/or for which a formal mandate, letter of intent or a term sheet have been issued, and therefore we believe have a strong likelihood of closing. Investment pipeline includes transactions where initial due diligence has begun and/or analysis is in process, but no formal mandate, letter of intent or term sheets have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could materially differ from those estimates. We have identified the following items as critical accounting policies.
Fair Value Measurements
We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by the Advisor and our valuation policy and process.
The valuation process is a multi-step endeavor, which includes, but not limited to, the following:
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part II, Item 8 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Revenue Recognition
Investment and Related Investment Income
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

Income Taxes
The Company intends to elect to be treated as a RIC under Subchapter M of the Code for the tax year ended December 31, 2023, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company would intend to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. The Company may be subject to regular federal and state corporate income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that the Company elects to recognize upon RIC election or when recognized over the next five taxable years.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of December 31, 2023, approximately 99.3% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (including investments bearing a prime interest rate contracts) and approximately 0.7% of investments at fair value represent fixed-rate investments. Additionally, our subscription-based credit facility is also subject to a floating interest rate and currently paid on a floating SOFR rates. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2023 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of December 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	December 31, 2023
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$7,993	$(1,755)	$6,238
Up 200 basis points	$5,329	$(1,170)	$4,159
Up 100 basis points	$2,664	$(585)	$2,079
Down 100 basis points	$(2,664)	$585	$(2,079)
Down 200 basis points	$(5,329)	$1,170	$(4,159)
Down 300 basis points	$(7,993)	$1,755	$(6,238)
We may hedge against interest rate and currency exchange rate fluctuations by using standard hedging instruments such as futures, options, swaps and forward contracts and credit hedging contracts, such as credit default swaps, in each case, subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in benefits of lower interest rates with respect to our portfolio of investment with fixed interest rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42)	121
Financial Statements:
Consolidated Statements of Assets and Liabilities as of December 31, 2023 and December 31, 2022	122
Consolidated Statements of Operations for the years ended December 31, 2023 and December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021	123
Consolidated Statements of Changes in Net Assets for the years ended December 31, 2023 and December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021	125
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021	127
Consolidated Schedules of Investments as of December 31, 2023 and December 31, 2022	129
Notes to Consolidated Financial Statements	135

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Lafayette Square USA, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Lafayette Square USA, Inc. (the Company), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the two years in the period ended December 31, 2023 and for the period from February 19, 2021 (date of inception) to December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2023 and for the period from February 19, 2021 (date of inception) to December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence directly with underlying portfolio companies and the designees of the portfolio companies. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Company since 2021.

New York, New York
March 20, 2024

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	December 31, 2023	December 31, 2022

Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $244,442 and $63,838 as of December 31, 2023 and December 31, 2022, respectively)	$246,342	$63,636
Non-controlled/affiliated investments at fair value (amortized cost of $27,081 and $20,707 as of December 31, 2023 and December 31, 2022, respectively)	27,251	20,707
Cash and cash equivalents	109,771	20,687
Deferred financing costs	1,094	306
Interest receivable	961	90
Deferred offering costs	—	151
Other assets	407	—
Total assets	$385,826	$105,577

Liabilities
SBA-guaranteed debentures (see Note 5)	$31,000	$—
Secured borrowings (see Note 5)	27,500	31,500
Distributions payable	3,937	—
Accounts payable and accrued expenses	1,277	1,135
Administrative services fee payable (see Note 6)	885	550
Interest and financing payable	695	323
Management fee payable (see Note 6)	605	167
Incentive fee payable (see Note 6)	565	—
Due to affiliate	123	120
Total liabilities	66,587	33,795
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 21,502,768 and 4,916,554 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively)	22	5
Paid-in capital in excess of par	317,677	72,610
Distributable earnings (losses)	1,540	(833)
Total net assets	319,239	71,782
Total liabilities and net assets	$385,826	$105,577

Net asset value per common share	$14.85	$14.60
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021

Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$15,440	$2,816	$—
Fee income	70	80	—
Interest income from non-controlled/affiliated investments:
Cash	3,127	546	—
Fee income	—	54	—
Interest from cash and cash equivalents	2,114	—	—
Total investment income	20,751	3,496	—

Expenses:
Interest and financing expenses (see Note 5)	$2,049	$750	$—
Management fee (see Note 6)	1,640	277	—
Incentive fee (see Note 6)	1,615	—	—
Administrative services fee (see Note 6)	1,485	708	—
General and administrative expenses	1,441	958	232
Placement fees	1,131	415	—
Legal fees	838	200	35
Professional fees	584	447	82
Organizational costs (See Note 2)	332	22	141
Directors' fees	320	176	25
Offering expenses	151	158	—
Total expenses, before expense support reimbursement	11,586	4,111	515
Expense support reimbursement (see Note 6)	452	(452)	—
Total expenses, including expenses support reimbursement	12,038	3,659	515
Net investment income (loss)	8,713	(163)	(515)

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments:
Net realized gains (losses) on investments in non-controlled/non-affiliated investments	—	(111)	—
Total net realized gains (losses) on investments	—	(111)	—
Net change in unrealized gains (losses) on investments:

Lafayette Square USA, Inc.
Consolidated Statements of Operations (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	2,102	(202)	—
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	170	—	—
Total net change in unrealized gains (losses) on investments	2,272	(202)	—
Net increase (decrease) in net assets resulting from operations	$10,985	$(476)	$(515)
Weighted average common shares outstanding	10,910,180	1,481,583	700
Net investment income (loss) per common share (basic and diluted)	$0.80	$(0.11)	$(735.91)
Earnings (loss) per common share (basic and diluted)	$1.01	$(0.32)	$(735.91)
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at February 19, 2021 (Date of Inception)	—	$—	$—	$—	$—
Issuance of common stock	700	—	11	—	11
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(515)	(515)
Net change in unrealized gain (losses)	—	—	—	—	—
Total increase (decrease) for the period ended December 31, 2021	700	—	11	(515)	(504)
Balance, December 31, 2021	700	$—	$11	$(515)	$(504)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2021	700	$—	$11	$(515)	$(504)
Issuance of common stock	4,915,854	5	72,757	—	72,762
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(163)	(163)
Net realized gain (loss)	—	—	—	(111)	(111)
Net change in unrealized gain (losses)	—	—	—	(202)	(202)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(158)	158	—
Total increase (decrease) for the year ended December 31, 2022	4,915,854	5	72,599	(318)	72,286
Balance, December 31, 2022	4,916,554	$5	$72,610	$(833)	$71,782

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2022	4,916,554	$5	$72,610	$(833)	$71,782
Capital transactions:
Issuance of common stock	16,472,283	17	243,906	—	243,923
Reinvestment of stockholder distributions	113,931	—	1,688	—	1,688
Net increase in net assets from capital transactions	16,586,214	17	245,594	—	245,611
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	8,713	8,713
Net change in unrealized gain (losses)	—	—	—	2,272	2,272
Total increase (decrease) in net assets from operations	—	—	—	10,985	10,985
Distributions to stockholders from:
Distributable earnings	—	—	—	(9,139)	(9,139)
Total distributions to stockholders	—	—	—	(9,139)	(9,139)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(527)	527	—
Total increase (decrease) for the year ended December 31, 2023	16,586,214	17	245,067	2,373	247,457
Balance, December 31, 2023	21,502,768	$22	$317,677	$1,540	$319,239
* Less than $1 as of December 31, 2021.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$10,985	$(476)	$(515)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	—	111	—
Net change in unrealized (gain) loss on investments	(2,272)	202	—
Purchases of investments	(190,068)	(97,547)	—
Net accretion of discount on investments	(406)	(102)	—
Proceeds from sales and repayments of investments	3,496	12,993	—
Amortization of deferred financing costs	441	215	(50)
Changes in operating assets and liabilities:
Interest receivable	(871)	(90)	—
Due from affiliate	—	1	(1)
Deferred offering costs	151	120	(271)
Other assets	(407)	—	—
Accounts payable and accrued expenses	142	796	339
Management fee payable	438	167	—
Incentive fee payable	565	—	—
Administrative services fee payable	335	550	—
Interest and financing payable	372	323	—
Due to affiliate	3	(375)	495
Net cash provided by (used in) operating activities	(177,096)	(83,112)	(3)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	243,923	72,762	11
Distributions paid	(3,514)	—	—
Proceeds from secured borrowings	113,948	51,500	—
Repayments of secured borrowings	(117,948)	(20,000)	—
Proceeds from SBA-guaranteed debentures	31,000	—	—
Deferred financing costs paid	(1,229)	(471)	—
Net cash provided by (used in) financing activities	266,180	103,791	11

Net increase (decrease) in cash and cash equivalents	89,084	20,679	8

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Cash and cash equivalents at beginning of period	20,687	8	—
Cash and cash equivalents at end of period	$109,771	$20,687	$8

Supplemental information:
Interest expense paid	$784	$182	$—
Shares issued from dividend reinvestment plan	$1,688	$—	$—
Accrual for deferred financing costs	$1,094	$306	$50
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2023

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+7.45%	13.10%	12/18/2026	$3,174	$3,133	$3,166	1.0%
Zero Waste Recycling LLC	(6)(7)(8)	First lien senior secured loan	S+6.45%	12.10%	5/15/2026	3,878	3,887	3,859	1.2%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+6.45%	12.10%	5/15/2026	9,835	9,774	9,799	3.1%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)	14.00%	2/16/2027	1,872	1,872	1,753	0.5%
ZWR Holdings, Inc.		Warrants				24,953	—	—	—%
							18,666	18,577	5.8%
Construction & Engineering
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+6.75%	12.27%	7/02/2027	13,138	12,780	13,138	4.1%
H.W. Lochner, Inc.	(6)(7)(8)	First lien senior secured loan	S+6.25%	11.76%	7/02/2027	1,447	1,331	1,447	0.5%
Synergi, LLC	(6)(7)	First lien senior secured loan	S+7.50%	13.11%	12/17/2027	22,286	22,110	22,286	7.0%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+7.50%	—%	12/17/2027	—	(30)	—	—%
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+5.50%	10.97%	4/17/2026	10,897	10,813	10,870	3.4%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+6.25%	11.78%	5/25/2029	6,066	5,972	6,066	1.9%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+6.25%	11.80%	5/25/2029	4,498	4,435	4,498	1.4%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+6.25%	11.75%	5/25/2029	55	47	55	—%
							57,458	58,360	18.3%
Environmental & Facilities Services
Ironhorse Purchaser, LLC	(6)(7)(8)	First lien senior secured loan	S+6.50%	—%	9/30/2027	—	(127)	—	—%
Ironhorse Purchaser, LLC	(6)(7)	First lien senior secured loan	S+6.50%	12.14%	9/30/2027	10,123	9,922	9,922	3.1%
							9,795	9,922	3.1%
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+5.75%	—	11/10/2028	—	(134)	—	—%
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+5.75%	—	11/10/2028	—	(82)	—	—%
MSPB MSO, LLC	(6)(7)	First lien senior secured loan	S+5.75%	11.14%	11/10/2028	8,476	8,391	8,391	2.6%
							8,175	8,391	2.6%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)	First lien senior secured loan	S+7.50%	12.96%	2/15/2028	7,940	7,840	7,940	2.5%
							7,840	7,940	2.5%
Health Care Services
Critical Nurse Staffing, LLC	(6)(7)(12)	First lien senior secured loan	S+6.50%	12.04%	11/1/2026	13,908	13,773	13,773	4.3%
							13,773	13,773	4.3%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+7.00%	12.61%	4/25/2024	2,000	1,994	2,000	0.6%
							1,994	2,000	0.6%
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9) (12)	First lien senior secured loan	S+9.38%	14.87%	5/14/2026	3,425	3,380	3,425	1.1%
							3,380	3,425	1.1%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2023

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Leisure Facilities
Dance Nation Holdings LLC	(6)(7)	First lien senior secured loan	S+6.50%	12.11%	8/24/2028	32,137	31,825	32,137	10.1%
Dance Nation Holdings LLC	(6)(7)(8)	First lien senior secured loan	S+6.50%	—%	8/24/2028	—	(38)	—	—%
Dance Nation Topco LLC		Preferred Equity				1,652,200	1,652	1,652	0.5%
							33,439	33,789	10.6%
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+7.95%	13.49%	12/3/2026	7,694	7,662	7,694	2.4%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+7.95%	13.49%	12/3/2026	20,900	20,805	20,900	6.5%
							28,467	28,594	8.9%
Professional Services
M&S Acquisition Corporation	(6)(7)(12)	First lien senior secured loan	S+6.50%	12.11%	12/19/2028	34,600	34,254	34,254	10.7%
							34,254	34,254	10.7%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)(8)	First lien senior secured loan	S+8.75%	—%	10/6/2026	—	(18)	—	—%
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+8.75%	14.36%	10/6/2026	3,000	2,970	2,970	0.9%
							2,952	2,970	0.9%
Restaurants
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+7.00%	12.35%	12/30/2027	446	413	446	0.1%
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+7.00%	—%	12/30/2027	—	(6)	—	—%
Café Zupas, L.C	(6)(7)(12)	First lien senior secured loan	S+7.00%	12.35%	12/30/2027	8,359	8,276	8,276	2.6%
							8,683	8,722	2.7%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(8) (12)	First lien senior secured loan	S+6.45%	—%	6/21/2028	—	(59)	—	—%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)	First lien senior secured loan	S+6.45%	12.06%	6/21/2028	15,814	15,625	15,625	4.9%
							15,566	15,625	4.9%
Total non-controlled/non-affiliated investments							244,442	246,342	77.0%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(12)	First lien senior secured loan	S+9.25%	14.86%	10/7/2027	18,925	18,794	18,925	5.9%
GK9 Global Companies, LLC	(6)(7)(8) (12)	First lien senior secured loan	S+9.25%	14.86%	10/7/2027	3,425	3,406	3,425	1.1%
IVM GK9 Holdings LLC	(12)	Equity				14,969	4,881	4,901	1.5%
							27,081	27,251	8.5%
Total non-controlled/affiliated investments							27,081	27,251	8.5%

Total Portfolio Investments							$271,523	$273,593	85.5%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2023

(1)	Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement".
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(3)	All investments are denominated in U.S. dollars unless otherwise noted. The prior year table has been modified to confirm to the current year.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $319,239 as of December 31, 2023.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 2.50%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for our variable rate loans were the 90-day SOFR at 5.36% and 30-day SOFR at 5.34%.

(8)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2023:

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Zero Waste Recycling LLC	0.50%	Delayed Draw Term Loan	5/15/2026	$1,141	$(4)
Standard Real Estate Investments LP	—%	Delayed Draw Term Loan	10/06/2026	2,000	—
H.W. Lochner, Inc.	0.50%	Revolver	7/02/2027	1,553	—
Ironhorse Purchaser, LLC	1.00%	Delayed Draw Term Loan	9/30/2027	6,377	—
GK9 Global Companies, LLC	0.50%	Delayed Draw Term Loan	10/07/2027	1,940	—
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	—
Café Zupas, L.C	0.50%	Delayed Draw Term Loan	12/30/2027	2,898	—
Café Zupas, L.C	0.50%	Revolver	12/30/2027	557	—
Best Friends Pet Care Holdings Inc.	0.50%	Delayed Draw Term Loan	6/21/2028	11,186	—
Dance Nation Holdings LLC	0.50%	Revolver	8/24/2028	4,131	—
MSPB MSO, LLC	0.38%	Delayed Draw Term Loan	11/10/2028	27,548	—
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	8,476	—
Trilon Group, LLC	1.00%	Delayed Draw Term Loan	5/25/2029	2,075	—
Trilon Group, LLC	0.50%	Revolver	5/25/2029	345	—
				$73,977	$(4)

(9)	The Company categorized its unitranche loan as First Lien Senior Secured Loan. The First Lien Senior Secured Loan is comprised of two components: a first out tranche (“First Out”) and last out tranche (“Last Out”). The Company syndicates the First Out tranche and retains the Last Out tranche. The First Out and Last Out tranches have the same maturity date. Interest disclosed reflects the contractual rate of First Lien Senior Secured Loan. The First Out tranche has priority as to the Last Out tranche with respect to payments of principal, interest and any amounts due thereunder. The Company may be entitled to receive additional interest as a result of the Agreement Among Lenders (“AAL”) entered into with the First Out lender. In exchange for the higher interest rate, the Last Out portion is at a greater risk of loss.

(10)	Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2023, the Company’s non-controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31,2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2023	Investment Income
GK9 Global Companies, LLC	$16,076	$6,413	$(289)	$150	$22,350	$3,127
IVM GK9 Holdings LLC	4,631	250	—	20	4,901	—
Non-controlled/affiliated investments	$20,707	$6,663	$(289)	$170	$27,251	$3,127

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2023

(11)	Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.
(12)	Investments held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2022

Company (1)(2)(3)(11)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)(8)	First lien senior secured loan	L+7.50%	12.23%	12/18/2026	3,209	$3,158	$3,160	4.4%
							3,158	3,160	4.4%
Zero Waste Recycling LLC	(6)(7)(8)(9)	First lien senior secured loan	L+6.45%	11.13%	5/15/2026	3,442	3,422	3,334	4.6%
Zero Waste Recycling LLC	(6)(7)(8)	First lien senior secured loan	L+6.45%	11.18%	5/15/2026	10,105	10,044	9,890	13.8%
ZWR Holdings, Inc.	(6)	Subordinated debt	14.00% (Inc. 10.00% PIK)	14.00%	2/16/2027	1,694	1,693	1,556	2.2%
ZWR Holdings, Inc.	(6)	Warrants				24,953	—	—	—%
							15,159	14,780	20.6%
							18,317	17,940	25.0%
Construction & Engineering
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+7.50%	12.34%	12/17/2027	20	20,049	20,049	27.9%
Synergi, LLC	(6)(7)(8)(9)	First lien senior secured loan	S+7.50%	12.34%	12/17/2027	—	(37)	(37)	(0.1)%
							20,012	20,012	27.9%
Media
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+8.45%	12.86%	12/3/2026	4,234	4,191	4,234	5.9%
Direct Digital Holdings, LLC	(6)(7)(8)	First lien senior secured loan	L+8.45%	13.18%	12/3/2026	21,450	21,318	21,450	29.9%
							25,509	25,684	35.8%
Total non-controlled/non-affiliated investments							63,838	63,636	88.7%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(8)	First lien senior secured loan	S+9.50%	14.34%	10/07/2027	16,272	16,112	16,112	22.4%
GK9 Global Companies, LLC	(6)(7)(8)(9)	First lien senior secured loan	S+9.50%	14.34%	10/07/2027	—	(36)	(36)	(0.1)%
IVM GK9 Holdings LLC	(6)	Equity				4,750	4,631	4,631	6.5%
							20,707	20,707	28.8%
Total non-controlled/affiliated investments							20,707	20,707	28.8%

Total Portfolio Investments							$84,545	$84,343	117.5%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2022

(1)	Unless otherwise indicated, all investments are considered Level 3 investments and the fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Market Measurement".
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940.
(3)	All investments are denominated in U.S. dollars unless otherwise noted. The prior year table has been modified to confirm to the current year.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $71,782 as of December 31, 2022.
(6)	Unless otherwise indicated, all investments are "restricted securities" as defined in the Securities Act of 1933.
(7)	Loan includes interest rate floor feature.
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

(9)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2022:

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
ZWR Holdings, Inc.	0.50%	Delayed Draw Term Loan	5/15/2026	$1,682	$(36)
GK9 Global Companies, LLC	0.50%	Delayed Draw Term Loan	10/07/2027	7,563	(36)
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	(37)
				$12,995	$(109)

(10)				Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2022, the Company did not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owned 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2022, the Company’s non-controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31,2021	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31,2022	Investment Income
GK9 Global Companies, LLC	$—	$16,076	$—	$—	$16,076	$600
IVM GK9 Holdings LLC	—	4,631	—	—	4,631	—
Total non-controlled/affiliated investments	$—	$20,707	$—	$—	$20,707	$600

(11)	No restriction on resale. Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Notes to Consolidated Financial Statements
December 31, 2023
(dollar amounts in thousands, except per share data or otherwise noted)

Note 1. Organization
Lafayette Square USA, Inc. (the “Company,” which term refers to either Lafayette Square USA, Inc. or Lafayette Square USA, Inc. together with its consolidated subsidiaries, as the context may require) is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire BDC, Inc.” to “Lafayette Square USA, Inc.,” effective May 16, 2022. In addition, for U.S. federal income tax purposes, the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax years ending December 31, 2021 and December 31, 2022. The Company intends to elect to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax year ending December 31, 2023, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

The Company is externally managed by LS BDC Adviser, LLC (the “Adviser”) pursuant to an investment advisory and management agreement between the Company and the Adviser, dated August 8, 2023 (and as may be amended, the “Investment Advisory Agreement”). The Adviser is a subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and LS Administration, LLC, “Lafayette Square”).

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

The Company formed wholly-owned subsidiaries, LS BDC Holdings, LLC and LS BDC Holdings (DN), LLC, both Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies. Additionally, the Company has formed a wholly-owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (the "SBA"), to invest in eligible “small businesses” as defined by the SBA. SBIC LP received its SBIC license on February 1, 2023 (made effective as of January 27, 2023). SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of each subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.

Note 2. Significant Accounting Policies
Basis of Presentation
The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its consolidated financial statements. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Accounting Standards Codification, as issued by the Financial Accounting Standards Board (“ASC”) Topic 946—Financial Services—Investment Companies (“Topic 946”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) and pursuant to Articles 6, 10 and 12 of Regulation S-X. Certain reclassifications have been made to certain prior period balances to conform with current presentation.
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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit Insurance Corporation insurance limits. As of December 31, 2023 and December 31, 2022, the Company held $109,771 and $20,687 in cash and cash equivalents, respectively, of which no cash was restricted. Of the total cash and cash equivalents balance, $109,771 and $20,682 were held in an interest bearing account with U.S. Bank National Association as of December 31, 2023 and December 31, 2022, respectively. For the years ended December 31, 2023 and December 31, 2022 the Company earned $2,114 and $47, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations. No interest was earned on cash balances for the period ended December 31, 2021.
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
The Company may incur organization and offering expenses of up to $1 million in connection with the formation of the Company and the offering of shares of its common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. The Company reimburses the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of December 31, 2023, the Company has incurred $804 (since inception) of organization and offering costs.
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
Income Taxes
The Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for U.S. federal income tax purposes, for the tax years ended December 31, 2021 and December 31, 2022. The Company intends to elect to be treated as a RIC under Subchapter M of the Code for the tax year ending December 31, 2023, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company would intend to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. The Company may be subject to regular federal and state corporate income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that the Company elects to recognize upon RIC election or when recognized over the next five taxable years.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through December 31, 2023.
Distributions
Distributions to common stockholders are recorded on the record date. Subject to the discretion of and as determined by the Board, the Company will authorize and declare ordinary cash distributions approved by the Board on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed to shareholders at least annually, although the Company can retain such capital gains for investment in its discretion.
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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. An entity may elect to adopt the amendments in ASU 2020-04 at any time after March 12, 2020 but no later than December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. In December, 2022, the FASB issued a new Accounting Standards Update ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” that extends the sunset (or expiration) date of Accounting Standards Codification (ASC) Topic 848 to December 31, 2024. This gives reporting entities two additional years to apply the accounting relief provided under ASC Topic 848 for matters related to reference rate reform. The Company adopted ASU 2020-04 and 2021-01 as of June 30, 2023, and concluded that there was no impact of this guidance to the consolidated financial statements and disclosures as of December 31, 2023.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company's disclosures.

Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$263,118	96.9%	$265,287	97.0%
Equity	4,881	1.8%	4,901	1.8%
Subordinated debt	1,872	0.7%	1,753	0.6%
Preferred equity	1,652	0.6%	1,652	0.6%
Warrants	—	—%	—	—%
Total	$271,523	100.0%	$273,593	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
First lien senior secured loans	$78,221	92.5%	$78,156	92.7%
Equity	4,631	5.5%	4,631	5.5%
Subordinated debt	1,693	2.0%	1,556	1.8%
Warrants	—	—%	—	—%
Total	$84,545	100.0%	$84,343	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2023 and December 31, 2022. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2023
	Amortized Cost		Fair Value
Far West	$70,645	26.0%	$71,013	26.0%
Gulf Coast	44,775	16.5%	45,107	16.5%
Mid-Atlantic	39,607	14.6%	39,697	14.5%
Southeast	35,256	13.0%	35,642	13.0%
Four Corners	32,910	12.1%	33,114	12.1%
Great Lakes	24,924	9.2%	25,455	9.3%
Empire	15,566	5.7%	15,625	5.7%
Cascade	7,840	2.9%	7,940	2.9%
Total	$271,523	100.0%	$273,593	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Mid-Atlantic	$35,171	41.6%	$34,792	41.3%
Gulf Coast	28,667	33.9%	28,844	34.1%
Southeast	20,707	24.5%	20,707	24.6%
Total	$84,545	100.0%	$84,343	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	Amortized Cost		Fair Value
Construction & Engineering	$57,458	21.3%	$58,360	21.2%
Commercial Services & Supplies	45,747	16.8%	45,828	16.8%
Professional Services	34,254	12.6%	34,254	12.5%
Leisure Facilities	33,439	12.3%	33,789	12.4%
Media	28,467	10.5%	28,594	10.5%
Specialized Consumer Services	15,566	5.7%	15,625	5.7%
Health Care Services	13,773	5.1%	13,773	5.0%
Environmental & Facilities Services	9,795	3.6%	9,922	3.6%
Restaurants	8,683	3.2%	8,722	3.2%
Health Care Equipment & Services	8,175	3.0%	8,391	3.1%
Health Care Providers & Services	7,840	2.9%	7,940	2.9%
IT Services	3,380	1.2%	3,425	1.3%
Real Estate Management & Development	2,952	1.1%	2,970	1.1%
Hotels, Restaurants & Leisure	1,994	0.7%	2,000	0.7%
Total	$271,523	100.0%	$273,593	100.0%

	December 31, 2022
	Amortized Cost		Fair Value
Commercial Services & Supplies	$39,024	46.2%	$38,647	45.8%
Media	25,509	30.2%	25,684	30.5%
Construction & Engineering	20,012	23.6%	20,012	23.7%
Total	$84,545	100.0%	$84,343	100.0%
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
The consolidated financial statements include portfolio investments at fair value of $273,593 and $84,343 as of December 31, 2023 and December 31, 2022, respectively. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of December 31, 2023.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$265,287	$265,287
Subordinated debt	—	—	1,753	1,753
Equity	—	—	4,901	4,901
Preferred equity	—	—	1,652	1,652
Warrants	—	—	—	—
Total Investments	$—	$—	$273,593	$273,593

	December 31, 2022
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$78,156	$78,156
Subordinated debt	—	—	1,556	1,556
Equity	—	—	4,631	4,631
Warrants	—	—	—	—
Total Investments	$—	$—	$84,343	$84,343
The carrying value of the Credit Facility and SBA-guaranteed debentures approximates fair value as of December 31, 2023, and is considered Level 3.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2023 and December 31, 2022. There were no investments as of December 31, 2021.

	For the year ended December 31, 2023
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Warrants	Total Investments
Balance as of December 31, 2022	$78,156	$1,556	$4,631	$—	$—	$84,343
Purchases of investments and other adjustments to cost	187,988	178	250	1,652	—	190,068
Proceeds from sales and repayments of investments	(3,496)	—	—	—	—	(3,496)
Net realized gain (loss)	—	—	—	—	—	—
Net accretion of discount on investments	406	—	—	—		406
Net change in unrealized gain (loss) on investments	2,233	19	20	—	—	2,272
Balance as of December 31, 2023	$265,287	$1,753	$4,901	$1,652	$—	$273,593

	For the year ended December 31, 2022
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Warrants	Total Investments
Balance as of December 31, 2021	$—	$—	$—	$—	$—
Purchases of investments and other adjustments to cost	91,223	1,693	4,631	—	97,547
Proceeds from sales and repayments of investments	(12,993)	—	—	—	(12,993)
Net realized gain (loss)	(111)	—	—	—	(111)
Net accretion of discount on investments	102	—	—	—	102
Net change in unrealized gain (loss) on investments	(65)	(137)	—	—	(202)
Balance as of December 31, 2022	$78,156	$1,556	$4,631	$—	$84,343
For the year ended December 31, 2023 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on December 31, 2023 was $2,272 as shown on the Consolidated Statements of Operations. For the year ended December 31, 2022 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on December 31, 2022 was $(202) as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2023 and December 31, 2022.
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
The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2023 and December 31, 2022.

					Range
	Fair Value, as of December 31, 2023	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$169,630	Discounted Cash Flow	Discount Rate	11.5%	9.9%	14.1%
First lien senior secured loans	95,657	Amortized Cost	Cost	N/A	N/A	N/A
Subordinated debt	1,753	Discounted Cash Flow	Discount Rate	16.3%	15.8%	16.8%
Equity	4,901	Comparable Multiples	EV/EBITDA	6.8x	6.5x	7.0x
Preferred equity	1,652	Comparable Multiples	EV/EBITDA	6.3x	6.0x	6.5x
Warrants	—	Comparable Multiples	EV/EBITDA	8.5x	8.3x	8.8x
Total Level 3 Assets	$273,593

					Range
	Fair Value, as of December 31, 2022	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$78,156	Discounted Cash Flow	Discount Rate	12.8%	10.9%	14.7%
Subordinated debt	1,556	Discounted Cash Flow	Discount Rate	16.3%	16.0%	16.5%
Equity	4,631	Comparable Multiples	EV/EBITDA	8.0x	8.0x	8.0x
Warrants	—	Comparable Multiples	EV/EBITDA	8.8x	8.5x	9.0x
Total Level 3 Assets	$84,343
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
Note 5. Debt
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, subject to receipt of certain approvals and compliance with certain disclosure requirements, immediately after each such issuance. Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of December 31, 2023 and December 31, 2022, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 645.7% and 327.9%.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Company's total debt for the years ended December 31, 2023 and December 31, 2022 and for the period February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Interest expense	$1,526	$494	$—
Non-usage fee (1)	82	41	—
Amortization of financing costs	441	215	—
Weighted average stated interest rate	7.08%	5.08%	—%
Weighted average outstanding balance (2)	$21,548	$19,091	$—
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2)    The Company's initial borrowing occurred on June 29, 2022.
Credit Facilities
Subscription Facility
On February 2, 2022, the Company entered into a subscription-based credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022, December 21, 2022, and February 1, 2024 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allows the Company to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base that is based upon unused capital commitments made by investors in the Company. The amount of permissible borrowings under the Subscription Facility may be increased to up to $1 billion with the consent of the lenders. The Subscription Facility matures on May 2, 2024 and bears interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 2.50% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for credit facilities of this nature.
As of December 31, 2023 and December 31, 2022, the Company had $27.5 million and $31.5 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the years ended December 31, 2023 and December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Interest expense	$584	$494	$—
Non-usage fee (1)	82	41	—
Amortization of financing costs	372	215	—
Weighted average stated interest rate	7.19%	5.08%	—%
Weighted average outstanding balance (2)	$8,121	$19,091	$—
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
(2)    The Company's initial borrowing occurred on June 29, 2022.

SBA Debentures
SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital in SBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of December 31, 2023, we funded SBIC LP with $82.5 million of regulatory capital, and have $31.0 million in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a 2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee of 0.047% is charged on the SBA-guaranteed debentures which are amortized over the period.

The following table summarizes the Company’s SBA-guaranteed debentures as of December 31, 2023:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	6.04%	0.047%

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2023 and December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Interest expense	$566	$—	$—
Non-usage fee (1)	—	—	—
Amortization of financing costs	69	—	—
Weighted average stated interest rate	6.23%	—%	—%
Weighted average outstanding balance (2)	$9,088	$—	$—

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

The Company entered into a repurchase agreement on March 15, 2023 which was collateralized by the Company’s term loan to Synergi, LLC. Interest under this Repurchase Obligations was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. On June 2, 2023 the Company repurchased its obligation under the repurchase agreement. As of December 31, 2023, there was no outstanding loan and interest payable balance to Macquarie.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Repurchase Obligation for the years ended December 31, 2023 and December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Interest expense	$376	$—	$—
Non-usage fee	—	—	—
Amortization of financing costs	—	—	—
Weighted average stated interest rate	8.68%	—%	—%
Weighted average outstanding balance (1)	$4,339	$—	$—
(1)    The Company's initial borrowing occurred on March 15, 2023.
The facilities of the Company consist of the following:

	December 31, 2023			December 31, 2022
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$27,500	$10,900	$38,400	$31,500	$6,900
SBA-guaranteed debentures	36,960	31,000	5,960	—	—	—
Total	$75,360	$58,500	$16,860	$38,400	$31,500	$6,900

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
For the years ended December 31, 2023 and December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021, the Company incurred Management Fee expense of $1,640, $277 and $0, respectively. As of December 31, 2023 and December 31, 2022, $605 and $167, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the year ended December 31, 2023, the Company incurred Income-Based Fee of $1,615. As of December 31, 2023, $565 remained payable. For the year ended December 31, 2022 and for the period from February 19, 2021 (Date of Inception) through December 31, 2021, there was no Income-Based Fee payable.
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
For the years ended December 31, 2023 and December 31, 2022 and for the period from February 19, 2021 (Date of Inception) through December 31, 2021, there were no Capital Gains Fees incurred.
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
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses. Such payments include the Company's allocable portion of (i) the expenses incurred by our Administrator in performing its obligations under the Administration Agreement, (ii) the compensation paid to our Chief Compliance Officer and Chief Financial Officer and their respective staffs, and (iii) the cost of providing managerial assistance upon request to portfolio companies. The Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Additionally, we ultimately bear the costs of any sub-administration agreements that our Administrator may enter into. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion.
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
For the years ended December 31, 2023 and December 31, 2022 and for the period from February 19, 2021 (Date of Inception) through December 31, 2021, the Administrator incurred $1,485, $708 and $0, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2023 and December 31, 2022, $885 and $550, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
Due to Affiliate
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of December 31, 2023 and December 31, 2022, $123 and $120, respectively, were included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses, that were paid by the Administrator on behalf of the Company.
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
The following table presents a summary of Expense Payments and the related Reimbursement Payments since the Company's inception:

For the Period Ended	Expense Payments by Adviser	Reimbursement Payments to Adviser	Unreimbursed Expense Payable
June 30, 2022	$227	$—	$227
September 30, 2022	225	—	452
June 30, 2023	—	(329)	123
September 30, 2023	—	(123)	—
Total	$452	$(452)	$—

As of December 31, 2022, the Company did not have an obligation to repay Expense Payments to the Advisor and therefore did not record a liability on the Consolidated Statements of Assets and Liabilities. However, during the year ended December 31, 2023, the obligation to repay became due and the Company fully repaid its Expense Reimbursement obligation of $452, so that as of December 31, 2023, the Company has extinguished all such obligations to the Advisor.
Note 7. Commitments and Contingencies
As of December 31, 2023, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2023 and December 31, 2022 the fair value of unfunded commitments held by the Company was $(4) and $(109), respectively, as shown on the Consolidated Schedule of Investments. The Company had the following unfunded commitments to fund investments as of the indicated dates:

	Par Value as of	Par Value as of
	December 31, 2023	December 31, 2022
Unfunded delayed draw and revolving senior secured loans	$73,977	$12,995
Total unfunded commitments	$73,977	$12,995

Note 8. Directors Fees
Our independent directors receive an annual fee of $100 (prorated for any partial year). In addition, the chair of the Audit Committee receives an additional annual fee of $20 (prorated for any partial year). We are also authorized to pay the reasonable out-of-pocket expenses for each independent director incurred in connection with the fulfillment of his or her duties as independent directors (provided that such compensation will only be paid if the committee meeting is not held on the same day as any regular meeting of the Board).
For the fiscal year December 31, 2023, independent directors fees will be paid in the form of our common stock issued at a price per share equal to the greater of NAV or the market price at the time of payment. As of December 31, 2023, the Company had not yet issued any common stock to our directors as compensation for their services.
No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the years ended December 31, 2023 and December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021, the Company accrued $320, $176 and $25 for directors’ fees expense, respectively.

Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2023 and December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$10,985	$(476)	$(515)
Weighted average common shares outstanding	10,910,180	1,481,583	700
Earnings (loss) per common share (basic and diluted):	$1.01	$(0.32)	$(735.91)
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
As of December 31, 2023 and December 31, 2022, the Company had closed capital commitments totaling $377.0 million and $146.5 million, respectively, for the private placement of the Company's common stock, of which $60.3 million and $73.9 million, respectively, were unfunded.

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
January 26, 2023	2,510,396	$37,129	$14.79
March 28, 2023	1,188,592	17,746	14.93
June 27, 2023	4,392,543	65,097	14.82
December 13, 2023	8,380,752	123,951	14.79
Total	16,472,283	$243,923	$14.81

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
June 24, 2022	1,747,083	$26,206	$15.00
September 13, 2022	1,790,045	26,206	14.64
December 21, 2022	1,378,726	20,350	14.76
Total	4,915,854	$72,762	$14.80

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

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
April 21, 2023	April 21, 2023	May 15, 2023	$1,292	$0.15	30,168
June 23, 2023	June 23, 2023	August 14, 2023	$1,297	$0.15	29,859
September 29, 2023	September 29, 2023	November 13, 2023	$2,614	$0.20	53,904
December 13, 2023	December 12, 2023	January 04, 2024	$3,936	$0.30	81,573

Note 10. Tax Matters
The Company intends to elect to be treated as a RIC under Subchapter M of the Code for the year ended December 31, 2023 and intends to qualify for tax treatment as a RIC annually thereafter. As a RIC, the Company generally will not pay U.S. federal income taxes at corporate tax rates on any ordinary income or capital gains that it timely distributes to its shareholders as dividends. To qualify as a RIC, the Company must meet certain minimum distribution, source-of-income, and asset diversification requirements. The minimum distribution requirements applicable to RICs require the Company to distribute at least 90% of its investment company taxable income, as defined by the Code, each year. The Company has complied with all RIC requirements for the year ended December 31, 2023, and will be making the election to be treated as a RIC with its year ended December 31, 2023, tax return.
In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from non-deductible offering expense. For the years ended December 31, 2023, December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021, the Company reclassified balances as follows.

	As of December 31, 2023	As of December 31, 2022	As of December 31, 2021
Distributable earnings	$527	$(158)	$—
Paid-in capital in excess of par	(527)	158	—
For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31, 2023, December 31, 2022, and for the period from February 19, 2021 (date of inception) to December 31, 2021, were as follows:

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Ordinary Income	$9,139	$—	$—
Long-term Capital Gain	$—	$—	$—
Return of Capital	$—	$—	$—
As of December 31, 2023, December 31, 2022 and December 31, 2021, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes are as follows.

	As of December 31, 2023	As of December 31, 2022	As of December 31, 2021
Tax cost	$271,522	$84,545	$—
Gross unrealized appreciation	$2,217	$177	$—
Gross unrealized depreciation	(147)	(379)	—
Net unrealized investment appreciation / (depreciation) on investments	$2,070	$(202)	$—

At December 31, 2023, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of organizational costs, as follows:

For the year ended December 31, 2023
Undistributed Ordinary Income	$26
Capital Loss Carry Forwards	(111)
Other Accumulated Losses	(445)
Net unrealized appreciation/(depreciation) from investments	2,070
Accumulated earnings/(deficit) on a tax basis	$1,540
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. As a RIC, the Fund is permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. Capital loss carry forwards generated prior to the Fund qualifying as a RIC can be carried forward for 5 years, and, accordingly, would begin to expire as of December 31, 2027. The Fund has net capital loss carry forwards for federal income tax purposes as follows:

	Period Ended	Amount	Expiration
Lafayette Square USA, Inc	12/31/2022	$111	12/31/2027
The Company did not qualify to elect treatment as a RIC for the year ended December 31, 2022 and the period from February 19, 2021 (date of inception) to December 31, 2021 and was subject to tax as a regular corporation. It is not anticipated that the Company will incur U.S. federal, state, and local taxes (other than nominal state and local taxes) as a corporation. Consequently, no such taxes were accrued for the period in which the company was subject to taxes as a regular corporation. The following disclosures relate to the period in which the company was taxed as a regular corporation.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of December 31, 2022 are as follows:

For the year ended December 31, 2022
Deferred tax assets:
Net operating loss carryforward	101
Capital loss carryforward	28
Net unrealized loss on investments	51
Organizational costs	$31
Valuation allowance	(211)
Total deferred tax assets	—
Deferred tax liabilities:
Total deferred tax liabilities	$—
Net deferred tax assets and liabilities	$—

The Company’s income tax provision consists of the following as of December 31, 2022:

For the year ended December 31, 2022
Current tax (expense)/benefit:
Federal	$—
State and Local	—
Total current tax (expense)/benefit	—

Deferred tax (expense)/benefit:
Federal	175
State and Local	36
Valuation allowance	(211)
Total deferred tax (expense)/benefit	$—
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the years ended December 31, 2022:

For the year ended December 31, 2022
Income tax benefit at federal statutory rate (21%)	$100
State and local income tax benefit (net of federal detriment)	21
Prior year net operating loss carryforward	97
Organizational costs	33
Permanent differences	(40)
Valuation allowance	(211)
Total income tax (expense)/benefits	$—
At December 31, 2022, the Company determined a valuation allowance was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments. Through the consideration of these factors, the Company determined that it is more likely than not that the Company’s net deferred tax asset would not be realized. As a result, the Company recorded a full valuation allowance with respect to its deferred tax asset for the years ended December 31, 2022. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.
As of December 31, 2022, the Company had a net operating loss carryforward for federal income tax purposes of $397. This net operating loss may be carried forward indefinitely but would not be useable to offset income in taxable years in which the Company qualifies as a RIC.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the years ended December 31, 2023, December 31, 2022 and for the period from February 19, 2021 (date of inception) to December 31, 2021:

Per Common Share Data:(1)	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Net asset value, beginning of period	$14.60	$(720.91)	$—
Net investment income (loss)	0.80	(0.11)	(735.91)
Net realized and unrealized gain (loss)	0.21	(0.21)	—
Net increase (decrease) in net assets resulting from operations	1.01	(0.32)	(735.91)
Initial issuance of Common Stock	—	—	15.00
Effect of offering price of subscriptions	0.04	735.83	—
Distributions declared	(0.80)	—	—
Net asset value, end of period	$14.85	$14.60	$(720.91)

Total return based on NAV(2)	7.32%	(102.03)%	(4906.05)%
Common shares outstanding, end of period	21,502,768	4,916,554	700
Weighted average shares outstanding	10,910,180	1,481,583	700
Net assets, end of period	$319,239	$71,782	$(504)

Ratio/Supplemental data(3):
Ratio of net investment income (loss) to average net assets(4)	4.81%	(0.55)%	(298.82)%
Ratio of expenses to average net assets(4)	6.65%	12.39%	(298.82)%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets(4)	3.72%	8.92%	(298.82)%
Weighted average debt outstanding(5)	$21,548	$19,091	$—
Total debt outstanding	$58,500	$31,500	$—
Asset coverage ratio	645.7%	327.9%	—%
Portfolio turnover	—%	37%	N/A
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through December 31, 2023, December 31, 2022 and December 31, 2021.
(2)Total return is based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(3)Annualized, except for organizational expenses, which are non-recurring.
(4)For the year ended December 31, 2022, prior to the effect of the Expense Support Agreement, the ratio of net investment income (loss) to average net assets, and expenses to average net assets is (2.08)% and 13.92%, respectively.
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
On February 1, 2024, the Company entered into a Third Amendment to the Subscription Facility, pursuant to which the applicable margin was increased from 1.80% to 2.50%, the unused commitment fee rate was increased, the ability to borrow in currencies other than US Dollars was removed, and the stated maturity date was extended from February 2, 2024 to May 2, 2024.
On February 2, 2024, the Company repaid its outstanding balance on the Subscription Facility in the amount of $27.5 million. As of the date of this Report, there is no outstanding balance on the Subscription Facility.
On March 15, 2024, the Company drew down additional $6.0 million in available SBA-guranteed debentures bearing an interim interest rate of 5.83% and an SBA annual charge of 0.047% maturing on September 1, 2034.
On March 19, 2024, the Company submitted its application to the SBA for an additional commitment of $45.5 million, which will bring its total commitment to $82.5 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or consolidated financial statement disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2023, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On March 19, 2024, the Company updated its Code of Business Conduct and Ethics to reflect various updates in its compliance procedures.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in our definitive proxy statement for the 2024 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company's fiscal year-end (the “Proxy Statement”).
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules

No.	Description
3.1	Certificate of Incorporation of the Registrant(1)
3.2	Amendment to Certificate of Incorporation(2)
3.3	Form of Bylaws(1)
3.4	Amendment to Bylaws(3)
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

10.9
Second Amendment to Revolving Credit Agreement and Waiver, dated as of December 21, 2022, among the Registrant, the other Borrowers and SMBC (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 21, 2023 and incorporated herein by reference).

10.10
Third Amendment to Revolving Credit Agreement dated as of February 1, 2024, among the Registrant, the banks and financial institutions listed on the signature pages thereto, and SMBC (filed as Exhibit 10.01 to the Registrant's Current Registrant's Current Report on Form 8-K filed on February 9, 2024 and incorporated herein).

14.1	Code of Business Conduct and Ethics*
21.1	Subsidiaries of the Registrant.*
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
(1) Previously filed as part of the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference.
(2) Previously filed as part of Registrant's Current Report on Form 8-K filed on May 19, 2022 and incorporated herein by reference.
(3) Previously filed as part of Registrant's Current Report on Form 8-K filed on June 8, 2023 and incorporated herein by reference.
*Filed herewith.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lafayette Square USA, Inc.

Date: March 20, 2024	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: March 20, 2024	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 2024.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the
Damien Dwin	Board of Directors

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu

/s/ Jacqueline Bradley	Director
Jacqueline Bradley

/s/ Troy Dixon	Director and Chairman of the Audit Committee
Troy Dixon