Form 10-Q
period 2024-03-31
Lafayette Square USA, Inc.
filed 2024-05-10
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2024 the Registrant had 22,458,336 shares of common stock, $0.001 par value per share, outstanding.

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
•the impact of economic recessions or downturns could harm our operating results;
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
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
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

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $301,084 and $244,442 as of March 31, 2024 and December 31, 2023, respectively)	$304,114	$246,342
Non-controlled/affiliated investments at fair value (amortized cost of $27,024 and $27,081 as of March 31, 2024 and December 31, 2023, respectively)	27,293	27,251
Cash and cash equivalents	73,235	109,771
Deferred financing costs	1,212	1,094
Interest receivable	1,054	961
Other assets	421	407
Total assets	$407,329	$385,826

Liabilities
Secured borrowings (see Note 5)	$38,400	$27,500
SBA-guaranteed debentures (see Note 5)	36,960	31,000
Distributions payable	6,475	3,937
Incentive fee payable (see Note 6)	1,169	565
Accounts payable and accrued expenses	947	1,277
Management fee payable (see Note 6)	742	605
Administrative services fee payable (see Note 6)	500	885
Due to affiliate	157	123
Interest and financing payable	141	695
Total liabilities	85,491	66,587
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 21,584,341 and 21,502,768 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively)	22	22
Paid-in capital in excess of par	318,883	317,677
Distributable earnings (losses)	2,933	1,540
Total net assets	321,838	319,239
Total liabilities and net assets	$407,329	$385,826

Net asset value per common share	$14.91	$14.85
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
	(unaudited)	(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$8,793	$2,339
Fee income	213	5
Interest income from non-controlled/affiliated investments:
Cash	823	662
Interest from cash and cash equivalents	936	250
Total investment income	10,765	3,256

Expenses:
Incentive fee (see Note 6)	$1,169	$196
Interest and financing expenses (see Note 5)	922	338
Management fee (see Note 6)	742	256
Administrative services fee (see Note 6)	506	177
General and administrative expenses	330	643
Professional fees	208	143
Legal fees	85	—
Placement fees	84	—
Directors' fees	80	80
Organizational costs (See Note 2)	—	234
Offering expenses	—	76
Total expenses	4,126	2,143
Net investment income (loss)	6,639	1,113

Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	1,130	(49)
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	99	127
Total net change in unrealized gains (losses) on investments	1,229	78
Net increase (decrease) in net assets resulting from operations	$7,868	$1,191
Weighted average common shares outstanding	21,581,652	6,782,444
Net investment income (loss) per common share (basic and diluted)	$0.31	$0.16
Earnings (loss) per common share (basic and diluted)	$0.36	$0.18
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2022	4,916,554	$5	$72,610	$(833)	$71,782
Capital transactions:
Issuance of common stock	3,698,988	4	54,871	—	54,875
Net increase in net assets from capital transactions	3,698,988	4	54,871	—	54,875
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	1,113	1,113
Net change in unrealized gain (losses)	—	—	—	78	78
Total increase (decrease) for the three months ended March 31, 2023	3,698,988	4	54,871	1,191	56,066
Balance, March 31, 2023	8,615,542	$9	$127,481	$358	$127,848

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2023	21,502,768	$22	$317,677	$1,540	$319,239
Capital transactions:
Reinvestment of stockholder distributions	81,573	—	1,206	—	1,206
Net increase in net assets from capital transactions	81,573	—	1,206	—	1,206
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	6,639	6,639
Net change in unrealized gain (losses)	—	—	—	1,229	1,229
Total increase (decrease) in net assets from operations	—	—	—	7,868	7,868
Distributions to stockholders from:
Distributable earnings	—	—	—	(6,475)	(6,475)
Total distributions to stockholders	—	—	—	(6,475)	(6,475)
Total increase (decrease) for the three months ended March 31, 2024	81,573	—	1,206	1,393	2,599
Balance, March 31, 2024	21,584,341	$22	$318,883	$2,933	$321,838

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$7,868	$1,191
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(1,229)	(78)
Purchases of investments	(59,744)	(29,372)
Net accretion of discount on investments	(244)	(80)
Proceeds from sales and repayments of investments	3,403	331
Amortization of deferred financing costs	185	69
Changes in operating assets and liabilities:
Interest receivable	(93)	(130)
Deferred offering costs	—	77
Other assets	(14)	—
Accounts payable and accrued expenses	(330)	688
Management fee payable	137	89
Incentive fee payable	604	196
Administrative services fee payable	(385)	(373)
Interest and financing payable	(554)	(216)
Due to affiliate	34	202
Net cash provided by (used in) operating activities	(50,362)	(27,406)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	—	54,875
Distributions paid	(2,731)	—
Proceeds from secured borrowings	38,400	40,048
Repayments of secured borrowings	(27,500)	(31,500)
Proceeds from SBA-guaranteed debentures	5,960	—
Deferred financing costs paid	(303)	—
Net cash provided by (used in) financing activities	13,826	63,423

Net increase (decrease) in cash and cash equivalents	(36,536)	36,017
Cash and cash equivalents at beginning of period	109,771	20,687
Cash and cash equivalents at end of period	$73,235	$56,704

Supplemental information:
Interest expense paid	$1,328	$549
Shares issued from dividend reinvestment plan	$1,206	$—
Accrual for deferred financing costs	$1,212	$237
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
March 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+	6.95%	12.55%	1/15/2029	$20,436	$20,312	$20,360	6.3%
Zero Waste Recycling LLC	(6)(7)(8)	First lien senior secured loan	S+	6.45%	12.05%	5/15/2026	4,248	4,273	4,248	1.3%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+	6.45%	12.05%	5/15/2026	9,810	9,751	9,810	3.0%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	2/16/2027	1,920	1,920	1,831	0.6%
ZWR Holdings, Inc.		Warrants					24,953	—	—	—%
								36,256	36,249	11.2%
Construction & Engineering
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.75%	12.23%	7/02/2027	13,105	12,770	13,105	4.1%
H.W. Lochner, Inc.	(6)(7)(8)	First lien senior secured loan	S+	6.25%	11.71%	7/02/2027	2,197	2,088	2,197	0.7%
Synergi, LLC	(6)(7)	First lien senior secured loan	S+	7.50%	13.06%	12/17/2027	19,980	19,829	19,980	6.2%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+	7.50%	—%	12/17/2027	—	(28)	—	—%
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+	5.50%	10.94%	4/17/2026	10,870	10,796	10,870	3.4%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	6.25%	11.72%	5/25/2029	6,051	5,962	6,051	1.9%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.25%	11.73%	5/25/2029	5,682	5,619	5,682	1.8%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.25%	11.70%	5/25/2029	30	23	30	—%
								57,059	57,915	18.1%
Consumer Discretionary
Med Learning Group, LLC	(6)(7)	First lien senior secured loan	S+	6.50%	11.81%	12/30/2027	15,688	15,532	15,531	4.8%
Med Learning Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.50%	—%	12/30/2027	—	(21)	—	—%
								15,511	15,531	4.8%
Environmental & Facilities Services
Ironhorse Purchaser, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.50%	—%	9/30/2027	—	(118)	—	—%
Ironhorse Purchaser, LLC	(6)(7)	First lien senior secured loan	S+	6.50%	12.06%	9/30/2027	10,098	9,909	10,098	3.1%
								9,791	10,098	3.1%
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	—%	11/10/2028	—	(127)	—	—%
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	—%	11/10/2028	—	(78)	—	—%
MSPB MSO, LLC	(6)(7)	First lien senior secured loan	S+	5.75%	11.09%	11/10/2028	8,455	8,371	8,455	2.6%
								8,166	8,455	2.6%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)	First lien senior secured loan	S+	6.75%	12.18%	2/15/2028	17,903	17,704	17,903	5.6%
								17,704	17,903	5.6%
Health Care Services
Critical Nurse Staffing, LLC	(6)(7)(12)	First lien senior secured loan	S+	6.50%	11.92%	11/1/2026	13,873	13,749	13,873	4.3%
								13,749	13,873	4.3%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.00%	12.61%	4/25/2024	1,900	1,899	1,899	0.6%
								1,899	1,899	0.6%
Industrials
truCurrent LLC	(6)(7)(8)	First lien senior secured loan	S+	7.25%	—%	2/12/2029	—	(122)	—	—%
truCurrent LLC	(6)(7)	First lien senior secured loan	S+	7.25%	12.55%	2/12/2029	12,500	12,375	12,375	3.8%
								12,253	12,375	3.8%
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9) (12)	First lien senior secured loan	S+	9.36%	14.79%	5/14/2026	3,425	3,385	3,425	1.1%
								3,385	3,425	1.1%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Leisure Facilities
Dance Nation Holdings LLC	(6)(7)	First lien senior secured loan	S+	7.00%	12.56%	8/24/2028	32,056	31,767	32,055	10.0%
Dance Nation Holdings LLC	(6)(7)(8)	First lien senior secured loan	S+	7.00%	—%	8/24/2028	—	(36)	—	—%
Dance Nation Topco LLC		Preferred Equity					1,652,200	1,652	1,619	0.5%
								33,383	33,674	10.5%
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.95%	13.44%	12/3/2026	7,596	7,565	7,596	2.4%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.95%	13.44%	12/3/2026	20,625	20,531	20,625	6.4%
								28,096	28,221	8.8%
Professional Services
M&S Acquisition Corporation	(6)(7)(12)	First lien senior secured loan	S+	6.50%	12.06%	12/19/2028	34,514	34,197	34,514	10.7%
								34,197	34,514	10.7%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.75%	14.31%	10/6/2026	2,000	1,983	1,983	0.6%
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.75%	14.31%	10/6/2026	3,000	2,973	2,973	0.9%
								4,956	4,956	1.5%
Restaurants
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+	7.00%	12.32%	12/30/2027	892	861	892	0.3%
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+	7.00%	—%	12/30/2027	—	(5)	—	—%
Café Zupas, L.C	(6)(7)(12)	First lien senior secured loan	S+	7.00%	12.32%	12/30/2027	8,359	8,281	8,359	2.6%
								9,137	9,251	2.9%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(8) (12)	First lien senior secured loan	S+	6.45%	—%	6/21/2028	—	(56)	—	—%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)	First lien senior secured loan	S+	6.45%	12.01%	6/21/2028	15,775	15,598	15,775	4.9%
								15,542	15,775	4.9%
Total non-controlled/non-affiliated investments								301,084	304,114	94.5%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(12)	First lien senior secured loan	S+	8.75%	14.31%	10/07/2027	18,877	18,746	18,877	5.9%
GK9 Global Companies, LLC	(6)(7)(8) (12)	First lien senior secured loan	S+	8.75%	14.31%	10/07/2027	3,416	3,397	3,416	1.1%
IVM GK9 Holdings LLC	(12)	Equity					14,969	4,881	5,000	1.6%
								27,024	27,293	8.6%
Total non-controlled/affiliated investments								27,024	27,293	8.6%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Controlled/affiliated investments (10)
Food Retail
Neighborhood Grocery Catalyst Fund LLC	(8)	Equity				—	—	—	—%
							—	—	—%
Total controlled/affiliated investments							—	—	—%

Total Portfolio Investments							$328,108	$331,407	103.1%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement of Investments."
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act").
(3)	All investments are denominated in U.S. dollars unless otherwise noted. The prior year table has been modified to conform to the current year.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $321,838 as of March 31, 2024.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 2.50%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2024. As of March 31, 2024, the reference rates for our variable rate loans were the 90-day SOFR at 5.30% and 30-day SOFR at 5.33%.

(8)	Position or portion thereof is an unfunded loan or equity commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2024:

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Zero Waste Recycling LLC	0.50%	Delayed Draw Term Loan	5/15/2026	$761	$—
H.W. Lochner, Inc.	0.50%	Revolver	7/02/2027	803	—
Ironhorse Purchaser, LLC	1.00%	Delayed Draw Term Loan	9/30/2027	6,377	—
GK9 Global Companies, LLC	0.50%	Delayed Draw Term Loan	10/07/2027	1,940	—
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	—
Café Zupas, L.C	0.50%	Delayed Draw Term Loan	12/30/2027	2,452	—
Café Zupas, L.C	0.50%	Revolver	12/30/2027	557	—
Med Learning Group LLC	1.00%	Delayed Draw Term Loan	12/30/2027	4,281	—
Best Friends Pet Care Holdings Inc.	0.50%	Delayed Draw Term Loan	6/21/2028	11,186	—
Dance Nation Holdings LLC	0.50%	Revolver	8/24/2028	4,131	—
MSPB MSO, LLC	0.38%	Delayed Draw Term Loan	11/10/2028	27,548	—
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	8,476	—
truCurrent LLC	0.50%	Delayed Draw Term Loan	2/12/2029	25,000	—
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	12,500	—
Trilon Group, LLC	1.00%	Delayed Draw Term Loan	5/25/2029	882	—
Trilon Group, LLC	0.50%	Revolver	5/25/2029	370	—
				$111,014	$—

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2024

(9)	The Company categorized its unitranche loan as First Lien Senior Secured Loan. The First Lien Senior Secured Loan is comprised of two components: a first out tranche (“First Out”) and last out tranche (“Last Out”). The Company syndicates the First Out tranche and retains the Last Out tranche. The First Out and Last Out tranches have the same maturity date. Interest disclosed reflects the contractual rate of First Lien Senior Secured Loan. The First Out tranche has priority over the Last Out tranche with respect to payments of principal, interest and any amounts due thereunder. The Company may be entitled to receive additional interest as a result of the Agreement Among Lenders (“AAL”) entered into with the First Out lender. In exchange for the higher interest rate, the Last Out tranche is at a greater risk of loss.
(10)	Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2024, the Company’s non-controlled/affiliated investments and controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2024	Investment Income
GK9 Global Companies, LLC	$22,350	$—	$(57)	$—	$22,293	$823
IVM GK9 Holdings LLC	4,901	—	—	99	5,000	—
Non-controlled/affiliated investments	$27,251	$—	$(57)	$99	$27,293	$823

Controlled/affiliated investments	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2024	Investment Income
Neighborhood Grocery Catalyst Fund LLC	$—	$—	$—	$—	$—	$—
Controlled/affiliated investments	$—	$—	$—	$—	$—	$—

(11)	Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.
(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2023

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+	7.45%	13.10%	12/18/2026	$3,174	$3,133	$3,166	1.0%
Zero Waste Recycling LLC	(6)(7)(8)	First lien senior secured loan	S+	6.45%	12.10%	5/15/2026	3,878	3,887	3,859	1.2%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+	6.45%	12.10%	5/15/2026	9,835	9,774	9,799	3.1%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	2/16/2027	1,872	1,872	1,753	0.5%
ZWR Holdings, Inc.		Warrants					24,953	—	—	—%
								18,666	18,577	5.8%
Construction & Engineering
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.75%	12.27%	7/02/2027	13,138	12,780	13,138	4.1%
H.W. Lochner, Inc.	(6)(7)(8)	First lien senior secured loan	S+	6.25%	11.76%	7/02/2027	1,447	1,331	1,447	0.5%
Synergi, LLC	(6)(7)	First lien senior secured loan	S+	7.50%	13.11%	12/17/2027	22,286	22,110	22,286	7.0%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+	7.50%	—%	12/17/2027	—	(30)	—	—%
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+	5.50%	10.97%	4/17/2026	10,897	10,813	10,870	3.4%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	6.25%	11.78%	5/25/2029	6,066	5,972	6,066	1.9%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.25%	11.80%	5/25/2029	4,498	4,435	4,498	1.4%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.25%	11.75%	5/25/2029	55	47	55	—%
								57,458	58,360	18.3%
Environmental & Facilities Services
Ironhorse Purchaser, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.50%	—%	9/30/2027	—	(127)	—	—%
Ironhorse Purchaser, LLC	(6)(7)	First lien senior secured loan	S+	6.50%	12.14%	9/30/2027	10,123	9,922	9,922	3.1%
								9,795	9,922	3.1%
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	—%	11/10/2028	—	(134)	—	—%
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	—%	11/10/2028	—	(82)	—	—%
MSPB MSO, LLC	(6)(7)	First lien senior secured loan	S+	5.75%	11.14%	11/10/2028	8,476	8,391	8,391	2.6%
								8,175	8,391	2.6%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)	First lien senior secured loan	S+	7.50%	12.96%	2/15/2028	7,940	7,840	7,940	2.5%
								7,840	7,940	2.5%
Health Care Services
Critical Nurse Staffing, LLC	(6)(7)(12)	First lien senior secured loan	S+	6.50%	12.04%	11/1/2026	13,908	13,773	13,773	4.3%
								13,773	13,773	4.3%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.00%	12.61%	4/25/2024	2,000	1,994	2,000	0.6%
								1,994	2,000	0.6%
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9) (12)	First lien senior secured loan	S+	9.38%	14.87%	5/14/2026	3,425	3,380	3,425	1.1%
								3,380	3,425	1.1%
Leisure Facilities
Dance Nation Holdings LLC	(6)(7)	First lien senior secured loan	S+	6.50%	12.11%	8/24/2028	32,137	31,825	32,137	10.1%
Dance Nation Holdings LLC	(6)(7)(8)	First lien senior secured loan	S+	6.50%	—%	8/24/2028	—	(38)	—	—%
Dance Nation Topco LLC		Preferred Equity					1,652,200	1,652	1,652	0.5%
								33,439	33,789	10.6%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2023

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.95%	13.49%	12/3/2026	7,694	7,662	7,694	2.4%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.95%	13.49%	12/3/2026	20,900	20,805	20,900	6.5%
								28,467	28,594	8.9%
Professional Services
M&S Acquisition Corporation	(6)(7)(12)	First lien senior secured loan	S+	6.50%	12.11%	12/19/2028	34,600	34,254	34,254	10.7%
								34,254	34,254	10.7%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)(8)	First lien senior secured loan	S+	8.75%	—%	10/6/2026	—	(18)	—	—%
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.75%	14.36%	10/6/2026	3,000	2,970	2,970	0.9%
								2,952	2,970	0.9%
Restaurants
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+	7.00%	12.35%	12/30/2027	446	413	446	0.1%
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+	7.00%	—%	12/30/2027	—	(6)	—	—%
Café Zupas, L.C	(6)(7)(12)	First lien senior secured loan	S+	7.00%	12.35%	12/30/2027	8,359	8,276	8,276	2.6%
								8,683	8,722	2.7%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(8) (12)	First lien senior secured loan	S+	6.50%	—%	6/21/2028	—	(59)	—	—%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)	First lien senior secured loan	S+	6.45%	12.06%	6/21/2028	15,814	15,625	15,625	4.9%
								15,566	15,625	4.9%
Total non-controlled/non-affiliated investments								244,442	246,342	77.0%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(12)	First lien senior secured loan	S+	9.25%	14.86%	10/07/2027	18,925	18,794	18,925	5.9%
GK9 Global Companies, LLC	(6)(7)(8) (12)	First lien senior secured loan	S+	9.25%	14.86%	10/07/2027	3,425	3,406	3,425	1.1%
IVM GK9 Holdings LLC	(12)	Equity					14,969	4,881	4,901	1.5%
								27,081	27,251	8.5%
Total non-controlled/affiliated investments								27,081	27,251	8.5%
Total Portfolio Investments								$271,523	$273,593	85.5%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement of Investments."
(2)	All investments were qualifying assets as defined under Section 55(a) of the 1940 Act.
(3)	All investments are denominated in U.S. dollars unless otherwise noted. The prior year table has been modified to conform to the current year.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $319,239 as of December 31, 2023.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 2.50%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2023. As of December 31, 2023, the reference rates for our variable rate loans were the 90-day SOFR at 5.36% and 30-day SOFR at 5.34%.

(8)	Position or portion thereof is an unfunded loan commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded loan commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2023:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2023

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Zero Waste Recycling LLC	0.50%	Delayed Draw Term Loan	5/15/2026	$1,141	$(4)
Standard Real Estate Investments LP	—%	Delayed Draw Term Loan	10/06/2026	2,000	—
H.W. Lochner, Inc.	0.50%	Revolver	7/02/2027	1,553	—
Ironhorse Purchaser, LLC	1.00%	Delayed Draw Term Loan	9/30/2027	6,377	—
GK9 Global Companies, LLC	0.50%	Delayed Draw Term Loan	10/07/2027	1,940	—
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	—
Café Zupas, L.C	0.50%	Delayed Draw Term Loan	12/30/2027	2,898	—
Café Zupas, L.C	0.50%	Revolver	12/30/2027	557	—
Best Friends Pet Care Holdings Inc.	0.50%	Delayed Draw Term Loan	6/21/2028	11,186	—
Dance Nation Holdings LLC	0.50%	Revolver	8/24/2028	4,131	—
MSPB MSO, LLC	0.38%	Delayed Draw Term Loan	11/10/2028	27,548	—
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	8,476	—
Trilon Group, LLC	1.00%	Delayed Draw Term Loan	5/25/2029	2,075	—
Trilon Group, LLC	0.50%	Revolver	5/25/2029	345	—
				$73,977	$(4)

(9)	The Company categorized its unitranche loan as First Lien Senior Secured Loan. The First Lien Senior Secured Loan is comprised of two components: a First Out and Last Out tranche. The Company syndicates the First Out tranche and retains the Last Out tranche. The First Out and Last Out tranches have the same maturity date. Interest disclosed reflects the contractual rate of First Lien Senior Secured Loan. The First Out tranche has priority over the Last Out tranche with respect to payments of principal, interest and any amounts due thereunder. The Company may be entitled to receive additional interest as a result of the AAL entered into with the First Out lender. In exchange for the higher interest rate, the Last Out tranche is at a greater risk of loss.
(10)	Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2023, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2023, the Company’s non-controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31,2022	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2023	Investment Income
GK9 Global Companies, LLC	$16,076	$6,413	$(289)	$150	$22,350	$3,127
IVM GK9 Holdings LLC	4,631	250	—	20	4,901	—
Non-controlled/affiliated investments	$20,707	$6,663	$(289)	$170	$27,251	$3,127

(11)	Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.
(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Notes to Consolidated Financial Statements
March 31, 2024
(dollar amounts in thousands, except per share data or otherwise noted)

Note 1. Organization
Lafayette Square USA, Inc. (the “Company,” which term refers to either Lafayette Square USA, Inc. or Lafayette Square USA, Inc. together with its consolidated subsidiaries, as the context may require) is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the 1940 Act. On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire BDC, Inc.” to “Lafayette Square USA, Inc.,” effective May 16, 2022. In addition, for U.S. federal income tax purposes, the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax years ending December 31, 2021 and December 31, 2022. The Company intends to elect to be treated as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”) for the tax year ended December 31, 2023, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.

The Company is externally managed by Adviser pursuant to an investment advisory and management agreement between the Company and the Adviser, dated June 23, 2023 (and as may be amended, the “Investment Advisory Agreement”). The Adviser is a subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and LS Administration, LLC, “Lafayette Square”).

The Company invests in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in each of the ten regions below (each, a "Target Region"), with a goal to invest at least 5% of its assets in each Target Region over time. However, the Company anticipates that it could take time to invest substantially all of the capital it expects to raise in a geographically diverse manner due to general market conditions, the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies, and the potential for allocations to other affiliated investment vehicles which focus their investments on a specific region. As a result, at any point in time, the Company may have a disproportionate amount of investments in certain Target Regions, and there can be no assurance that the Company will achieve geographic diversification across all ten Target Regions.

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
The Company has formed wholly-owned subsidiaries, LS BDC Holdings, LLC and LS BDC Holdings (DN), LLC, each of which is a Delaware limited liability company, to hold certain equity or equity-like investments in portfolio companies to which the Company has also made loans. In addition, LS BDC Holdings (NGCF), LLC, a wholly-owned subsidiary of the Company, co-owns and co-manages NGCF Manager LLC (the "NGCF Manager") with the affiliate of a third-party investor. The NGCF Manager manages Neighborhood Grocery Catalyst Fund LLC (“NGCF”), a private real estate investment vehicle, whose investment strategy focuses on necessity-based, ecommerce-resistant, and well-located neighborhood shopping centers anchored by omni-channel grocers serving the essential needs of diverse communities.
Additionally, the Company formed a wholly-owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (the "SBA"), to invest in eligible “small businesses” as defined by the SBA. SBIC LP received its SBIC license on February 1, 2023 (made effective as of January 27, 2023). SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations). The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of each subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.

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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2024. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.
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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit Insurance Corporation insurance limits. As of March 31, 2024 and December 31, 2023, the Company held $73,235 and $109,771 in cash and cash equivalents, respectively, of which no cash or cash equivalent was restricted. Of the total cash and cash equivalents balance, $73,235 and $109,771 were held in an interest bearing account with U.S. Bank National Association as of March 31, 2024 and December 31, 2023, respectively. For the three months ended March 31, 2024 and March 31, 2023 the Company earned $936 and $250, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations.
Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it to do business legally. Organization costs are expensed as incurred. Offering costs consist of costs incurred in connection with the offering of the common stock of the Company.
The Company’s initial organizational costs incurred were expensed and initial offering costs are amortized over one year.
The Company may incur organization and offering expenses of up to $1 million in connection with the formation of the Company and the offering of shares of its common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. The Company reimburses the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of March 31, 2024, the Company incurred $804 (since inception) of organization and offering costs.

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
Revenue Recognition
Investment transactions are accounted for on a trade-date basis. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment using specific identification method without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.
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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date such loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-

accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, future payments are likely to remain current.
Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the Company is deemed to "control" a portfolio company if it owns more than 25% of its outstanding voting securities and/or had the power to exercise control over the management or policies of such portfolio company. Such investments in portfolio companies that the Company "controls" are referred to as "Control Investments." Under the 1940 Act, the Company is deemed to be an "Affiliated Person" of a portfolio company if it owns more than 5% of the portfolio company's outstanding voting securities or the Company is under common control with such portfolio company. The Company refer to such investments in Affiliated Persons as "Affiliated Investments." Investments which are neither Control Investments or Affiliated Investments are referred to as "Non-Controlled/Non-Affiliated Investments."
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
Investments for which market quotations are not readily available are valued at fair value as determined in good faith pursuant to Rule 2a-5 under the 1940 Act and ASC Topic 820. As a general principle, the fair value of a security or other asset is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Pursuant to Rule 2a-5, the Board has designated the Adviser as the valuation designee (“Valuation Designee”) for the Company to perform the fair value determination relating to all Company investments, subject to the oversight of the Board. The Adviser may carry out its designated responsibilities as Valuation Designee through various teams and committees. The Valuation Designee’s Board-approved policies and procedures govern the Valuation Designee’s selection and application of methodologies for determining and calculating the fair value of Company investments. The Valuation Designee may value Company portfolio securities for which market quotations are not readily available and other Company assets utilizing inputs from pricing sources, quotation reporting systems, valuation agents and other third-party sources.

The Adviser has established a valuation committee (the “Valuation Committee”) to carry out the day-to-day fair valuation responsibilities and has adopted policies and procedures to govern activities of the Valuation Committee and the performance of functions required to determine the fair value of the Company’s investments in good faith. These functions include periodically assessing and managing material risks associated with fair value determinations, selecting, applying, reviewing, and testing fair value methodologies, monitoring for circumstances that may necessitate the use of fair value, and overseeing and evaluating pricing services used.
Income Taxes
The Company intends to elect to be treated as a RIC under Subchapter M of the Code for the tax year ending 2023, as well as maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any taxable year. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company would intend to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S. federal income taxes with respect to all income distributed to its stockholders. The Company may be subject to regular federal and state corporate income tax on any net built-in gains with respect to certain of its assets (i.e., the excess of the aggregate gains, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that the Company elects to recognize upon RIC election or when recognized over the next five taxable years.
The Company is subject to a nondeductible 4% U.S. federal excise tax on its undistributed income, unless it timely distributes (or is deemed to have timely distributed) an amount equal to the sum of (1) 98% of ordinary income for each calendar year, (2) 98.2% of the amount by which capital gains exceeds capital losses (adjusted for certain ordinary losses) for a one-year period ending on October 31 of the calendar year, and (3) any income and gains recognized, but not distributed, from the previous years. While the Company intends to distribute any income and capital gains to avoid imposition of this 4% U.S. federal excise tax, it may not be successful in avoiding entirely the imposition of this tax. In that case, the Company will be liable for the tax only on the amount by which it does not meet the distribution requirement.
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through March 31, 2024.

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

Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$319,655	97.4%	$322,957	97.4%
Subordinated debt	1,920	0.6%	1,831	0.6%
Preferred equity	1,652	0.5%	1,619	0.5%
Equity	4,881	1.5%	5,000	1.5%
Warrants	—	—%	—	—%
Total	$328,108	100.0%	$331,407	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$263,118	96.9%	$265,287	97.0%
Equity	4,881	1.8%	4,901	1.8%
Subordinated debt	1,872	0.7%	1,753	0.6%
Preferred equity	1,652	0.6%	1,652	0.6%
Warrants	—	—%	—	—%
Total	$271,523	100.0%	$273,593	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2024 and December 31, 2023. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2024
	Amortized Cost		Fair Value
Far West	$72,536	22.1%	$73,144	22.1%
Gulf Coast	61,584	18.8%	62,104	18.7%
Mid-Atlantic	49,897	15.2%	50,143	15.2%
Four Corners	34,490	10.5%	34,887	10.5%
Empire	31,053	9.5%	31,306	9.4%
Southeast	35,190	10.7%	35,748	10.8%
Great Lakes	25,654	7.8%	26,172	7.9%
Cascade	17,704	5.4%	17,903	5.4%
Total	$328,108	100.0%	$331,407	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Far West	$70,645	26.0%	$71,013	26.0%
Gulf Coast	44,775	16.5%	45,107	16.5%
Mid-Atlantic	39,607	14.6%	39,697	14.5%
Southeast	35,256	13.0%	35,642	13.0%
Four Corners	32,910	12.1%	33,114	12.1%
Great Lakes	24,924	9.2%	25,455	9.3%
Empire	15,566	5.7%	15,625	5.7%
Cascade	7,840	2.9%	7,940	2.9%
Total	$271,523	100.0%	$273,593	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$63,280	19.3%	$63,542	19.2%
Construction & Engineering	57,059	17.4%	57,915	17.4%
Professional Services	34,197	10.4%	34,514	10.4%
Leisure Facilities	33,383	10.2%	33,674	10.2%
Media	28,096	8.6%	28,221	8.5%
Health Care Providers & Services	17,704	5.4%	17,903	5.4%
Specialized Consumer Services	15,542	4.7%	15,775	4.8%
Consumer Discretionary	15,511	4.7%	15,531	4.7%
Health Care Services	13,749	4.2%	13,873	4.2%
Industrials	12,253	3.7%	12,375	3.7%
Environmental & Facilities Services	9,791	3.0%	10,098	3.0%
Restaurants	9,137	2.8%	9,251	2.8%
Health Care Equipment & Services	8,166	2.5%	8,455	2.6%
Real Estate Management & Development	4,956	1.5%	4,956	1.5%
IT Services	3,385	1.0%	3,425	1.0%
Hotels, Restaurants & Leisure	1,899	0.6%	1,899	0.6%
Food Retail	—	—%	—	—%
Total	$328,108	100.0%	$331,407	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Construction & Engineering	$57,458	21.3%	$58,360	21.2%
Commercial Services & Supplies	45,747	16.8%	45,828	16.8%
Professional Services	34,254	12.6%	34,254	12.5%
Leisure Facilities	33,439	12.3%	33,789	12.4%
Media	28,467	10.5%	28,594	10.5%
Specialized Consumer Services	15,566	5.7%	15,625	5.7%
Health Care Services	13,773	5.1%	13,773	5.0%
Environmental & Facilities Services	9,795	3.6%	9,922	3.6%
Restaurants	8,683	3.2%	8,722	3.2%
Health Care Equipment & Services	8,175	3.0%	8,391	3.1%
Health Care Providers & Services	7,840	2.9%	7,940	2.9%
IT Services	3,380	1.2%	3,425	1.3%
Real Estate Management & Development	2,952	1.1%	2,970	1.1%
Hotels, Restaurants & Leisure	1,994	0.7%	2,000	0.7%
Total	$271,523	100.0%	$273,593	100.0%
Note 4. Fair Value Measurement of Investments
ASC Topic 820 defines fair value as the amount that would be received in the sale of an asset or paid in the transfer of a liability in an orderly transaction between market participants at the measurement date. Where available, the Company uses quoted market prices based on the last sales price on the measurement date.
In accordance with ASC Topic 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). To the extent that fair value is based on inputs that are less observable, the determination of fair value requires a significant amount of management judgment.
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

The Company has engaged an independent third-party valuation provider, which performs valuation procedures to arrive at estimated valuation ranges of the illiquid investments on a quarterly basis (other than immaterial investments, which are internally valued quarterly unless otherwise deemed appropriate by the Valuation Committee, and subsequently corroborated by an independent valuation firm on an annual basis). Investments that have been completed within the past three months are fair valued approximating cost unless there has been a material event since the completion date. If there has been a material event or material information that was not known as of the close of the transaction, the independent third-party valuation provider provides an independent valuation range. The types of valuation methodologies employed by the third-party valuation provider include discounted cash flow, recent financing and enterprise value valuation methodologies. Pursuant to the Rule 2a-5 under the 1940 Act, the Board has chosen to designate the Adviser as the Valuation Designee to perform fair value determinations relating to the value of the assets for which market quotations are not readily available, subject to the Board's oversight.
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
The consolidated financial statements include portfolio investments at fair value of $331,407 and $273,593 as of March 31, 2024 and December 31, 2023, respectively. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of March 31, 2024 and December 31, 2023.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$322,957	$322,957
Subordinated debt	—	—	1,831	1,831
Preferred equity	—	—	1,619	1,619
Equity	—	—	5,000	5,000
Warrants	—	—	—	—
Total Investments	$—	$—	$331,407	$331,407

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$265,287	$265,287
Equity	—	—	4,901	4,901
Subordinated debt	—	—	1,753	1,753
Preferred equity	—	—	1,652	1,652
Warrants	—	—	—	—
Total Investments	$—	$—	$273,593	$273,593
The carrying value of the Credit Facility and SBA-guaranteed debentures approximates fair value as of March 31, 2024 and December 31, 2023, and is considered Level 3.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2024 and March 31, 2023.

	For the three months ended March 31, 2024
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Warrants	Total Investments
Balance as of December 31, 2023	$265,287	$1,753	$4,901	$1,652	$—	$273,593
Purchases of investments and other adjustments to cost	59,696	48	—	—	—	59,744
Proceeds from sales and repayments of investments	(3,403)	—	—	—	—	(3,403)
Net realized gain (loss)	—	—	—	—	—	—
Net accretion of discount on investments	244	—	—	—		244
Net change in unrealized gain (loss) on investments	1,133	30	99	(33)	—	1,229
Balance as of March 31, 2024	$322,957	$1,831	$5,000	$1,619	$—	$331,407

	For the three months ended March 31, 2023
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Warrants	Total Investments
Balance as of December 31, 2022	$78,156	$1,556	$4,631	$—	$84,343
Purchases of investments and other adjustments to cost	29,079	43	250	—	29,372
Proceeds from sales and repayments of investments	(331)	—	—	—	(331)
Net realized gain (loss)	—	—	—	—	—
Net accretion of discount on investments	80	—	—	—	80
Net change in unrealized gain (loss) on investments	(29)	(12)	119	—	78
Balance as of March 31, 2023	$106,955	$1,587	$5,000	$—	$113,542

For the three months ended March 31, 2024 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on March 31, 2024 was $1,229 as shown on the Consolidated Statements of Operations. For the three months ended March 31, 2023 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on March 31, 2023 was $78 as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2024 and March 31, 2023.
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
The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2024 and December 31, 2023.

					Range
	Fair Value, as of March 31, 2024	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$288,195	Discounted Cash Flow	Discount Rate	11.2%	9.5%	13.7%
First lien senior secured loans	34,762	Amortized Cost	Cost	N/A	N/A	N/A
Subordinated debt	1,831	Discounted Cash Flow	Discount Rate	15.8%	15.3%	16.3%
Equity	5,000	Comparable Multiples	EV/EBITDA	6.8x	6.5x	7.0x
Preferred equity	1,619	Comparable Multiples	EV/EBITDA	6.8x	6.5x	7.0x
Warrants	—	Comparable Multiples	EV/EBITDA	8.8x	8.5x	9.0x
Total Level 3 Assets	$331,407

					Range
	Fair Value, as of December 31, 2023	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$169,630	Discounted Cash Flow	Discount Rate	11.5%	9.9%	14.1%
First lien senior secured loans	95,657	Amortized Cost	Cost	N/A	N/A	N/A
Subordinated debt	1,753	Discounted Cash Flow	Discount Rate	16.3%	15.8%	16.8%
Equity	4,901	Comparable Multiples	EV/EBITDA	6.8x	6.5x	7.0x
Preferred equity	1,652	Comparable Multiples	EV/EBITDA	6.3x	6.0x	6.5x
Warrants	—	Comparable Multiples	EV/EBITDA	8.5x	8.3x	8.8x
Total Level 3 Assets	$273,593
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
Note 5. Debt
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, subject to receipt of certain approvals and compliance with certain disclosure requirements, immediately after each such issuance. Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of March 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 527.1% and 645.7%.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Company's total debt for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Interest expense	$721	$247
Non-usage fee (1)	16	22
Amortization of financing costs	185	69
Weighted average stated interest rate	6.48%	7.05%
Weighted average outstanding balance	$44,738	$14,209
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
As of March 31, 2024 and December 31, 2023, the Company had $38.4 million and $27.5 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Interest expense	$239	$166
Non-usage fee (1)	16	22
Amortization of financing costs	143	69
Weighted average stated interest rate	7.59%	6.46%
Weighted average outstanding balance	$12,624	$10,422
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.

SBA Debentures
SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital in SBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of March 31, 2024 and December 31, 2023, the Company funded SBIC LP with $82.5 million and $82.5 million, respectively, of regulatory capital, and have $37.0 million and $31.0 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a 2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee of 0.047% is charged on the SBA-guaranteed debentures which are amortized over the period.

The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2024:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	5.83%	0.047%

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Interest expense	$482	$—
Non-usage fee (1)	—	—
Amortization of financing costs	42	—
Weighted average stated interest rate	6.04%	—%
Weighted average outstanding balance (2)	$32,114	$—

(1) Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the SBA-guaranteed debentures.
(2) The Company's initial borrowing under the SBA Debentures program occurred on September 15, 2023.

Repurchase Obligations

In order to finance certain investment transactions, the Company may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby the Company sells to Macquarie an investment that it holds and concurrently enters into an agreement to repurchase the same investment (any such obligation, a “Repurchase Obligation”) at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold.

The Company entered into a repurchase agreement on March 15, 2023 which was collateralized by the Company’s term loan to Synergi, LLC. Interest under this Repurchase Obligation was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. On June 2, 2023 the Company repurchased its obligation under the repurchase agreement. As of March 31, 2024 and December 31, 2023, there was no outstanding loan and interest payable balance to Macquarie.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Repurchase Obligation for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Interest expense	$—	$81
Non-usage fee	—	—
Amortization of financing costs	—	—
Weighted average stated interest rate	—%	8.67%
Weighted average outstanding balance (1)	$—	$3,787
(1)    The Company's initial borrowing occurred on March 15, 2023.
The facilities of the Company consist of the following:

	March 31, 2024			December 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$38,400	$—	$38,400	$27,500	$10,900
SBA-guaranteed debentures	36,960	36,960	—	36,960	31,000	5,960
Total	$75,360	$75,360	$—	$75,360	$58,500	$16,860

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
For the three months ended March 31, 2024 and March 31, 2023, the Company incurred Management Fee expense of $742 and $256, respectively. As of March 31, 2024 and December 31, 2023, $742 and $605, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2024 and March 31, 2023, the Company incurred Income-Based Fee of $1,169 and $196, respectively. As of March 31, 2024 and December 31, 2023, $1,169 and $565, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2024 and March 31, 2023, there were no Capital Gains Fees incurred.
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
For the three months ended March 31, 2024 and March 31, 2023, the Company incurred $506 and $177, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $500 and $885, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
Affiliated transactions
The Adviser’s investment allocation policy seeks to ensure allocation of investment opportunities on a fair and equitable basis over time between the Company and other funds or investment vehicles managed by the Adviser or its affiliates. It is expected that the Company may have overlapping investment strategies with such affiliated funds and/or investment vehicles, but there are prohibitions under the 1940 Act from participating in certain transactions with such affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. The Company, the Adviser and certain of their affiliates have been granted exemptive relief by the SEC for the Company to co-invest with other funds or investment vehicles managed by the Adviser or certain of its affiliates, in a manner consistent with the requirements of the Company’s organizational documents and investment strategy as well as applicable laws and regulations and the Adviser’s fiduciary duties. As a result of such exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of other affiliated entities that avail themselves of such exemptive relief and that have an investment objective similar to the Company. In addition, any transaction fees (including break-up or commitment fees, but excluding transaction fees contemplated by Section 17(e) or 57(k) of the 1940 Act, as applicable, which are retained by the Adviser, to the extent permitted by applicable law) received in connection with a co-investment transaction among the Company and its affiliated entities are distributed to the participating entities (including the Company) on a pro rata basis based on the amounts they invested or committed, as the case may be, in such transaction.
Due to Affiliate
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of March 31, 2024 and December 31, 2023, $157 and $123, respectively, were included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses paid by the Administrator on behalf of the Company.
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
Following any calendar quarter in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s shareholders based on distributions declared with respect to record dates occurring in such calendar quarter (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company will pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to the Company within three years prior to the last business day of such calendar quarter have been reimbursed. Any payments required to be made by the Company are referred to herein as a “Reimbursement Payment”. “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

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

During the year ended December 31, 2023, the obligation to repay became due and the Company fully repaid its Expense Reimbursement obligation of $452, so that as of December 31, 2023, the Company has extinguished all such obligations to the Adviser.
Note 7. Commitments and Contingencies
As of March 31, 2024, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2024 and December 31, 2023 the fair value of unfunded commitments held by the Company was $0 and $(4), respectively, as shown on the Consolidated Schedule of Investments. The Company had the following unfunded commitments to fund investments as of the indicated dates:

	Par Value as of	Par Value as of
	March 31, 2024	December 31, 2023
Unfunded delayed draw and revolving senior secured loans	$98,514	$73,977
Unfunded equity	12,500	—
Total unfunded commitments	$111,014	$73,977

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
For the three months ended March 31, 2024 and the fiscal year December 31, 2023, independent directors fees will be paid in the form of our common stock issued at a price per share equal to the greater of NAV or the market price, if any, at the time of payment. As of March 31, 2024, the Company had not yet issued any common stock to our directors as compensation for their services. On April 29, 2024, the Company issued common stock to our directors as compensation for their services for the fiscal year ended December 31,2023.
No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three months ended March 31, 2024 and March 31, 2023, the Company accrued $80 and $80 for directors’ fees expense, respectively.

Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$7,868	$1,191
Weighted average common shares outstanding	21,581,652	6,782,444
Earnings (loss) per common share (basic and diluted):	$0.36	$0.18
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
As of March 31, 2024 and December 31, 2023, the Company had closed capital commitments totaling $390.0 million and $377.0 million, respectively, for the private placement of the Company's common stock, of which $73.4 million and $60.3 million, respectively, were uncalled.

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
January 26, 2023	2,510,396	$37,129	$14.79
March 28, 2023	1,188,592	17,746	14.93
Total	3,698,988	$54,875	$14.84
For the three months ended March 31, 2024, the Company did not drawdown any capital from its investors.

Distributions

Distributions to common stockholders are recorded on the ex-dividend date. The Company elected to be taxed as a RIC under the Code for its taxable year ending December 31, 2023, and for future taxable years. As a RIC, the Company is required to distribute dividends each tax year as a RIC to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
The Company has adopted the DRIP that provides for the automatic reinvestment of all cash distributions declared by the Board of Directors, unless a stockholder elects to “opt out” of the DRIP. As a result, if the Board of Directors declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The Company reserves the right to use primarily newly issued shares to implement the DRIP, whether the shares are trading at a price per share at or above NAV. NAV is determined as of the latest available quarter end before such distribution. However, the

Company reserves the right to purchase shares in the open market in connection with the implementation of the DRIP. In the event the price per share is trading at a discount to NAV, the Company intends to purchase shares in the open market rather than issue new shares. For the three months ended March 31, 2023 there were no distributions declared on shares of the Company’s common stock or shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP. For the three months ended March 31, 2024 the following table summarizes the distributions declared on shares of the Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
March 26, 2024	March 22, 2024	May 6, 2024	$6,475	$0.30	—

Note 10. Tax Matters
The Company is subject to the U.S. federal income tax rules and filing requirements. The Company expects to have minimal or no income subject to tax and therefore no provision has been included for taxes due. The Company has elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a result, the Company generally does not expect to be subject to U.S. federal income taxes. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2024 and December 31, 2023.
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
As of March 31, 2024, the Company had a $111 short-term limited capital loss carryforward from its prior C-corporation tax year end that it can use to offset future capital gains for 5.0 years. Such loss carryforwards expires on December 31, 2027.
For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the three months ended March 31, 2024, and for the year ended December 31, 2023, were as follows:

	For the three months ended March 31, 2024	For the year ended December 31, 2023
Ordinary Income	$6,475	$9,139
Long-term Capital Gain	$—	$—
Return of Capital	$—	$—
As of March 31, 2024 and December 31, 2023, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes are as follows.

	March 31, 2024	December 31, 2023
Tax cost	$328,108	$271,522
Gross unrealized appreciation	$3,447	$2,217
Gross unrealized depreciation	(148)	(147)
Net unrealized investment appreciation / (depreciation) on investments	$3,299	$2,070

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the three months ended March 31, 2024 and March 31, 2023:

Per Common Share Data:(1)	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net asset value, beginning of period	$14.85	$14.60
Net investment income (loss)	0.31	0.16
Net realized and unrealized gain (loss)	0.05	0.02
Net increase (decrease) in net assets resulting from operations	0.36	0.18
Initial issuance of Common Stock	—	—
Effect of offering price of subscriptions(2)	—	0.06
Distributions declared	(0.30)	—
Net asset value, end of period	$14.91	$14.84

Total return based on NAV(3)	2.41%	1.64%
Common shares outstanding, end of period	21,584,341	8,615,542
Weighted average shares outstanding	21,581,652	6,782,444
Net assets, end of period	$321,838	$127,848

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets	8.33%	6.04%
Ratio of expenses to average net assets	5.18%	7.19%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	1.62%	3.99%
Weighted average debt outstanding	$44,738	$14,209
Total debt outstanding	$75,360	$40,048
Asset coverage ratio	527.1%	419.2%
Portfolio turnover	—%	—%
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through March 31, 2024 and March 31, 2023.
(2)Increase (decrease) was due to the offering price of subscriptions during the period (See note 9).
(3)Total return was based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
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

On April 29, 2024, pursuant to a drawdown notice previously delivered to investors, the Company sold approximately $0.73 million shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), for an aggregate offering price of approximately $11.0 million.
On May 1, 2024, the Company fully repaid its outstanding balance on the Subscription Facility in the amount of $38.4 million. As of this Report, there is no outstanding balance on the Subscription Facility.
On May 1, 2024, the Company entered into repurchase agreements with Macquarie US Trading LLC ("Macquarie") collateralized by the Company’s term loans to Salt Dental Collective, LLC and Med Learning Group, LLC. Interest under these Repurchase Obligations (as defined hereinafter) will be calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintains effective control over the securities because it is entitled and obligated to repurchase the securities before their respective maturity dates. Therefore, the repurchase agreements are treated as secured borrowings and not sales. As of the date of issuance, the Company has a repurchase obligation loan payable balance of $20.4 million to Macquarie.

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
Business Overview

The Company is an externally managed, non-diversified, closed-end investment company focused on lending to middle market businesses while offering them significant managerial assistance to strengthen their workforce, with the goal of creating and preserving jobs and stimulating economic growth in each of ten Target Regions across the United States. The Company believes that demand for capital investment and managerial assistance is particularly acute among middle market companies headquartered in overlooked places, given that we believe business development companies and other capital providers primarily focus on investments in businesses located in high income jurisdictions. We believe inflationary pressures and the increasing employee benefits gap exacerbate this demand, enabling us to utilize our investment approach to select favorable risk-adjusted return opportunities.

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

We will primarily focus our origination efforts on “non-sponsored” businesses, which we define as companies substantially owned by people rather than funds or financial institutions where we can establish a direct lending relationship without the involvement or backing of a traditional buyout fund sponsor. We believe this focus will enable us to source investments through a less competitive lending process, allowing us to achieve favorable economic and structural terms for our investments. We intend to complement this investment strategy with robust risk management practices and rigorous ongoing portfolio monitoring. For a discussion of the risks inherent in our portfolio investments, please see the discussion under “Item 1A. Risk Factors.” While we are generally industry agnostic with respect to our focus on investment sectors, we tend to primarily invest in the business services, franchising, technology & telecommunications, transportation & logistics, and healthcare sectors. In addition, we opportunistically look for exposures in the real-estate industry (including with companies that manage real estate and with real estate-related projects that advance our 2030 goals as further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 Form 10-K”)) and the solar power industry (including with companies working to strategically enact energy transition plans).
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

The Company currently has a wholly owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), that has an SBIC license from the SBA, and on May 18, 2023, the SBA issued a “green light” letter inviting the Company to submit its application to obtain a license to operate a specialized small business investment company (“SSBIC”) subsidiary. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SSBIC license, and the Company has received no assurance or indication from the SBA that it will receive an SSBIC license, or of the timeframe in which it would receive a license, should one be granted. The SBIC license provides the Company an incremental source of long-term capital by permitting it to issue up to $175 million of SBA-guaranteed debentures, subject to the SBA’s approval. An SSBIC license could provide access to an additional $175.0 million of SBA-guaranteed debentures, subject to the SBA’s approval, and, as a result, the Company would have access to up to $350.0 million in SBA-guaranteed debentures amongst its family of SBIC funds under common control. These debentures have maturities of ten years and have fixed interest rates tied to the U.S. 10 Year Treasury rate, which are generally lower than comparable bank and other forms of debt.

As described in our 2023 Form 10-K, we aim to promote public welfare and community development in working class communities by deploying at least 51% of our invested capital to borrowers (i) located in and/or with a majority of operations in Working Class Areas1 or (ii) that provide Substantial Employment2 to LMI individuals. In addition to such targeted investing, we seek to improve the retention, well-being, and productivity of employees by connecting our portfolio companies with third-party service providers that deliver workplace benefits and/or advisory support ("Third-Party Solution Providers") through Lafayette Square's services platform, “Worker Solutions” (such platform is described in more detail in our 2023 Form 10-K). This platform is consistent with the mandate that BDCs offer “significant managerial assistance” to their portfolio companies upon request, and we believe these curated services have the potential to (i) positively affect employee well-being and (ii) enhance the risk-adjusted financial returns of the portfolio companies (including by increasing employee retention, morale and productivity).

In line with the aims above, and as described in more detail in our 2023 Form 10-K, we have set 2030 goals to (1) increase employment opportunities (by helping businesses create and/or retain 100,000 working class jobs, and 150,000 jobs overall), (2) provide significant managerial assistance to small and middle-market companies (by incentivizing at least 50% of our borrowers to adopt Worker Solutions) and (3) encourage economic growth in working class communities (by investing at least 50% of our portfolio in borrowers who are either located in working class communities or are substantial employers of working class people.) In order to follow our progress towards these goals and help determine the average employee data of our portfolio companies noted in the table below, we track the locations of our portfolio companies and LMI status of their employees and we rely on feedback on certain employee data points from our portfolio companies. We cannot guarantee the accuracy of the information provided to us by our portfolio companies, and the metrics used by different portfolio companies to calculate the information that they provide to us may differ significantly as between such portfolio companies.

As of March 31, 2024, 55.2% percent of our portfolio (and 58.3% of the transactions where we were lead agent) were invested in borrowers who are either located in Working Class Areas or are Substantial Employers of LMI people, with 6,430 LMI individuals employed out of a total of 15,435 employees.3 In addition, with respect to engagement by our portfolio companies with our Third-Party Solution Providers and/or recommended HR policy changes, as of March 31, 2024, 46.2% of the transactions where we were lead agent (28.6% of our overall Portfolio Companies) had adopted our Third-Party Solution Providers and/or recommended HR policy changes (for a total of six Third-Party Solution Providers and three HR policy changes deployed), with 543 workers served and a total of 3,230 workers with access to services and/or HR policy changes.

By comparison, as of March 31, 2023, 35.9% percent of our portfolio (and 45.6% of the transactions where we were lead agent) were invested in borrowers who were either located in Working Class Areas or were Substantial Employers of LMI people, with 1,398 LMI individuals employed out of a total of 6,989 employees. In addition, with respect to engagement by our portfolio companies with our Third-Party Solution Providers, as of March 31, 2023, 50% of the transactions where we were lead agent (and 33% of our overall Portfolio Companies) had adopted our Third-Party Solution Providers (for a total of three Third-Party Solution Providers), with 41 workers served and a total of 399 workers with access to services.

Over time, we believe our portfolio companies' uptake of Third-Party Solution Providers, in combination with our capital, will contribute to an improvement in the below metrics, shown over the past two years:
1 “Working Class Areas” refers to low- and moderate- income (“LMI”) areas, Empowerment Zones, as defined in the Empowerment Zones and Enterprise Communities Act of 1993, as amended (“Empowerment Zones”), Opportunity Zones, as defined in the U.S. Tax Cut and Jobs Act of 2017 (“Opportunity Zones”), and/or areas targeted by a government entity for redevelopment or to revitalize or stabilize designated disaster areas. LMI is defined under applicable CRA regulation as (i) an individual, family or household, if their income is less than 80% of the Area Median Income as reported by the Federal Financial Institutions Examination Council at https://www.ffiec.gov/Medianincome.htm [ffiec.gov] (or such other industry recognized source as may be determined by the Adviser) and (ii) a census tract, if it is identified as low-to-moderate income by the Federal Financial Institutions Examination Council at https://geomap.ffiec.gov/ffiecgeomap/ (or such other industry recognized source as may be determined by the Adviser). Throughout this Form 10-K, we may use the terms "LMI", "underserved" and "working class" interchangeably.
2 “Substantial Employment” means more than 50% of the portfolio company’s workforce, measured by W-2 forms or 1099 forms filed by workers with the Internal Revenue Service.
3 For those portfolio companies who did not agree to provide census data, job totals are based on data provided by such portfolio companies at time of transaction.

Lafayette Square USA, Inc.’s Portfolio Company Human Capital Data
	March 31, 2024	March 31, 2023
Employee Turnover[4]
Portfolio Company Average (Quarterly)	7%	8%
National Average (Quarterly)	11%	12%
Participation in Medical Care Benefits[5]
Portfolio Company Average (Quarterly)	57%	54%
National Average (Annually, As of March 2023)	46%
Participation in Retirement Benefits[6]
Portfolio Company Average (Quarterly)	47%	46%
National Average (Annually, As of March 2023)	53%
Median Employee Income
LMI Employee Median Income (Quarterly)	$39,866	$40,950
Non-LMI Employee Median Income (Quarterly)	$91,750	$90,054
National Median Family Income (Annually, As of 2022)[7]	$92,148

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
Expenses
We expect our primary annual operating expenses to include advisory fees and the reimbursement of expenses under our investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 and
4 Turnover rates are calculated by dividing the total terminations for the period by the average number of employees who worked during or received pay for the same period. National turnover data is based on private employee data from the September 2023 U.S. Bureau of Labor Statistics - Job Openings and Labor Turnover Survey and Current Employment Statistics Survey.
5 Medical Care Benefits are plans that provide services or payments for services rendered in the hospital or by a qualified medical care provider. Participation is calculated from the unrounded percentage of workers who participate in the plan. 93 employees from portfolio companies who did not provide medical care benefits data to the Company were not included in this calculation. National average is private industry from the U.S. Bureau of Labor Statistics - National Compensation Survey.
6 Retirement Benefit plans includes defined benefit pension plans and defined contribution retirement plans. Participation is calculated from the unrounded percentage of workers who participate in the plan. 35 employees from portfolio companies who did not provide retirement benefits data to the Company were not included in this calculation. The national average is private industry from the U.S. Bureau of Labor Statistics - National Compensation Survey.
7 National median income data is from the U.S. Census Bureau - 2022 American Community Survey. This is the most recent data available as of May 2024. Median family income is used to calculate individual LMI per CRA guidelines. The metric is included at the national level to serve as a similar–but not exact–comparison.

amended and restated as of June 23, 2023 (and as may be further amended, the “Investment Advisory Agreement”) and our Administration Agreement, respectively. We also bear other expenses, which include:
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

and other expenses incurred by either the Administrator or us in connection with administering our business, including payments under the Administration Agreement based upon our allocable portion of the compensation paid to our Chief Financial Officer and Chief Compliance Officer and their respective staffs. We also include the cost of providing managerial assistance upon request to portfolio companies, and reimbursements of third-party expenses incurred by the Administrator in carrying out its administrative services, including providing assistance in accounting, legal, compliance, operations, technology, internal audit, investor relations, and loan agency services (including any internal and third party service providers and/or software solutions related to the foregoing), and being responsible for the financial records that we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, our Administrator assists us in determining and publishing our net asset value, overseeing the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, our internal control assessment under the Sarbanes-Oxley Act, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others. We expect our general and administrative expenses to be relatively stable or to decline as a percentage of total assets during periods of asset growth and to increase proportionally when our asset value declines.
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
Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Total Investments, beginning of period	$271,523	$84,545
New investments purchased	59,744	29,372
Net accretion of discount on investments	244	80
Net realized gains (losses) on investments	—	—
Investments sold or repaid	(3,403)	(331)
Total Investments, end of period	$328,108	$113,666

Portfolio companies, at beginning of period	19	5
Number of new portfolio companies	3	4
Portfolio companies, at end of period	22	9
As of March 31, 2024 and December 31, 2023, the Company’s investments consisted of the following:

	March 31, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$319,655	97.4%	$322,957	97.5%
Subordinated debt	1,920	0.6%	1,831	0.6%
Preferred equity	1,652	0.5%	1,619	0.5%
Equity	4,881	1.5%	5,000	1.5%
Warrants	—	—%	—	—%
Total	$328,108	100.0%	$331,407	100.1%

	December 31, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$263,118	96.9%	$265,287	97.0%
Equity	4,881	1.8%	4,901	1.8%
Subordinated debt	1,872	0.7%	1,753	0.6%
Preferred equity	1,652	0.6%	1,652	0.6%
Warrants	—	—%	—	—%
Total	$271,523	100.0%	$273,593	100.0%
The tables below describe investments by industry composition based on fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$63,280	19.3%	$63,542	19.2%
Construction & Engineering	57,059	17.4%	57,915	17.4%
Professional Services	34,197	10.4%	34,514	10.4%
Leisure Facilities	33,383	10.2%	33,674	10.2%
Media	28,096	8.6%	28,221	8.5%
Health Care Providers & Services	17,704	5.4%	17,903	5.4%
Specialized Consumer Services	15,542	4.7%	15,775	4.8%
Consumer Discretionary	15,511	4.7%	15,531	4.7%
Health Care Services	13,749	4.2%	13,873	4.2%
Industrials	12,253	3.7%	12,375	3.7%
Environmental & Facilities Services	9,791	3.0%	10,098	3.0%
Restaurants	9,137	2.8%	9,251	2.8%
Health Care Equipment & Services	8,166	2.5%	8,455	2.6%
Real Estate Management & Development	4,956	1.5%	4,956	1.5%
IT Services	3,385	1.0%	3,425	1.0%
Hotels, Restaurants & Leisure	1,899	0.6%	1,899	0.6%
Food Retail	—	—%	—	—%
Total	$328,108	100.0%	$331,407	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Construction & Engineering	$57,458	21.3%	$58,360	21.2%
Commercial Services & Supplies	45,747	16.8%	45,828	16.8%
Professional Services	34,254	12.6%	34,254	12.5%
Leisure Facilities	33,439	12.3%	33,789	12.4%
Media	28,467	10.5%	28,594	10.5%
Specialized Consumer Services	15,566	5.7%	15,625	5.7%
Health Care Services	13,773	5.1%	13,773	5.0%
Environmental & Facilities Services	9,795	3.6%	9,922	3.6%
Restaurants	8,683	3.2%	8,722	3.2%
Health Care Equipment & Services	8,175	3.0%	8,391	3.1%
Health Care Providers & Services	7,840	2.9%	7,940	2.9%
IT Services	3,380	1.2%	3,425	1.3%
Real Estate Management & Development	2,952	1.1%	2,970	1.1%
Hotels, Restaurants & Leisure	1,994	0.7%	2,000	0.7%
Total	$271,523	100.0%	$273,593	100.0%
The weighted average yields at amortized cost and fair value of our portfolio as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt(2)	12.7%	12.6%	12.8%	12.8%
Subordinated debt	14.0%	14.7%	14.0%	15.0%
Weighted Average Yield(1)	12.7%	12.6%	13.1%	12.8%
(1) The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2) Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes exit fees that are receivable upon repayment of certain loan investments. As of March 31, 2024 and December 31, 2023, there were no exit fees.

	March 31, 2024	December 31, 2023
Number of portfolio companies	22	19
Percentage of performing debt bearing a floating rate (1)	99.4%	99.3%
Percentage of performing debt bearing a fixed rate (1)(2)	0.6%	0.7%
Weighted average spread over SOFR or LIBOR of all accruing floating rate investments	7.0%	7.0%
Weighted average leverage (net debt/EBITDA) (3)	2.9x	3.0x
Weighted average interest coverage (3)	2.3x	2.8x
(1) Measured on a fair value basis. Excludes all equity based investments and debt investments, if any, placed on non-accrual.
(2) Includes income producing preferred stock investments, if applicable.

(3) To calculate net debt, we include debt that ranks both senior and equally with to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk.
Ongoing monitoring and risk management of each asset is conducted by the Adviser's Portfolio Monitoring team under the supervision of our Chief Risk Officer. The Portfolio Monitoring team is separate and distinct from the Adviser's investment team, and has as its primary responsibilities to:
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
The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—%	$—	—%
2	303,186	91.5%	273,593	100.0%
3	28,221	8.5%	—	—
4	—	—	—	—
5	—	—	—	—
Total	$331,407	100.0%	$273,593	100.0%

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
The valuation process is a multi-step endeavor, which includes the following:
•the quarterly valuation process commences with each portfolio company or investment being initially evaluated by the investment professionals of the Advisor responsible for the monitoring of the portfolio investment;

•the Advisor’s Valuation Committee reviews the valuations provided by the independent third-party valuation firm (other than immaterial investments, which are internally valued quarterly unless otherwise deemed appropriate by the Valuation Committee, and subsequently corroborated by an independent valuation firm on an annual basis) and develops a valuation recommendation;
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Revenue Recognition
Investment and Related Investment Income
The Company record interest income, including amortization of premium and accretion of discount on the accrual basis to the extent that such amounts are expected to be collected. The Company record amortized or accreted discounts or premiums as interest income using the effective interest method or straight-line interest method, as applicable, and adjusted only for material amendments or prepayments. Dividend income, which represents dividends from equity investments and distributions from subsidiaries, if any, is recognized on an accrual basis to the extent that the Company expect to collect such amount. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned.
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

Results of Operations
The following table represents the operating results for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Total investment income	$10,765	$3,256
Net expenses	4,126	2,143
Net investment income (loss)	6,639	1,113
Net realized gains (losses) on investments	—	—
Net change in unrealized gains (losses)	1,229	78
Net increase (decrease) in net assets resulting from operations	$7,868	$1,191
Investment Income
The composition of the Company’s investment income was as follows:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Investment income
Interest income	$9,616	$3,001
Fee income	213	5
Interest from cash and cash equivalents	936	250
Total investment income	$10,765	$3,256
The increase in total investment income from $3,256 for the three months ended March 31, 2023 to $10,765 for the three months ended March 31, 2024 was primarily driven by our deployment of capital and invested balance of investments.
Expenses
The following table summarizes the Company’s expenses for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Management fee	$742	$256
Incentive fee	1,169	196
Interest and financing expenses	922	338
Administrative services fee	506	177
General and administrative expenses	330	643
Professional fees	208	143
Placement fees	84	—
Directors' fees	80	80
Legal fees	85	—
Organizational costs	—	234
Offering expenses	—	76
Total expenses	4,126	2,143

Total expenses before expense support increased to $4.1 million for the three months ended March 31, 2024 from $2.1 million for the three months ended March 31, 2023.
Interest and financing expenses increased to $922 for the three months ended March 31, 2024 compared to $338 for the three months ended March 31, 2023 primarily due to an increase in the average principal amount of borrowings on our Subscription Facility, draw down in SBA-guaranteed debentures, and the increase in the weighted average stated interest rates.
The increase in management fees for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023 was driven by our deployment of capital and an increase in average gross assets.
Incentive fees increased to $1,169 for the three months ended March 31, 2024 when compared to $196 for the three months ended March 31, 2023 due to the increase in Net Investment Income. Refer to Note 6 Investment Advisory Agreement of the Form 10-Q for a discussion of how the incentive fee is calculated.
The increase in administrative services fee to $506 for the three months ended March 31, 2024 when compared to $177 for the three months ended March 31, 2023 was due to the Company's allocable portion of overhead compensation, rent, office services and equipment, under the Company's Administration Agreement.
General and administrative expenses, legal fees, professional fees and placement fees decreased to $707 during the three months ended March 31, 2024 when compared to $786 for the three months ended March 31, 2023 in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws.
The decrease in organizational costs to $0 for the three months ended March 31, 2024 when compared to $234 for the three months ended March 31, 2023 was primarily related to the formation of the Company and/or the Company's subsidiaries. Refer to Note 1 of the Form 10-Q on details regarding organizational costs.
Offering expenses decreased for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023 in connection with the offering of shares of the Company's common stock, including out-of-pocket expenses of the Adviser and its agents and affiliates. Refer to Note 1 of the Form 10-Q on details regarding offering costs.

Financial Condition, Liquidity and Capital Resources
We intend to generate cash primarily from the net proceeds of any private offering of our Common Stock and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We expect our primary use of cash will be investments in portfolio companies, payments of our expenses and cash distributions to our stockholders.
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
For the three months ended March 31, 2024 and March 31, 2023, the Company incurred Management Fees of $742 and $256, respectively. As of March 31, 2024 and December 31, 2023, there was $742 and $605 Management Fee payable to the Adviser, respectively.
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
For the three months ended March 31, 2024 and March 31, 2023, the Company incurred Income-Based Fee of $1,169 and $196, respectively. As of March 31, 2024 and December 31, 2023, $1,169 and $565, respectively, remained payable.
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
For the three months ended March 31, 2024 and March 31, 2023, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of March 31, 2024 and December 31, 2023, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2024 and March 31, 2023, the Administrator incurred $506 and $177, respectively, in fees under the Administrative Agreement, which are included in administrative service fee in the accompanying Consolidated Statements of Operations. As of March 31, 2024 and December 31, 2023, $500 and $885 was unpaid and included in Administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Pursuant to the Expense Support Agreement, Expense Payments made by the Adviser of $452 may become subject to repayment by us in the future. During the year ended December 31, 2023, the obligation to repay became due, and the Company fully repaid such Expense Payments, so that as of December 31, 2023, the Company had extinguished all of such obligations to the the Advisor.
Capital Resources and Borrowings
As of March 31, 2024, we had received signed Subscription Agreements totaling approximately $464.3 million. However, due to investor concentration limits agreed with certain investors, we had only accepted approximately $390.0 million as of such date.
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
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Company's total debt for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Interest expense	$721	$247
Non-usage fee (1)	16	22
Amortization of financing costs	185	69
Weighted average stated interest rate	6.48%	7.05%
Weighted average outstanding balance	$44,738	$14,209
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
Subscription Facility
On February 2, 2022, we entered into a subscription-based credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022, December 21, 2022 and February 1, 2024 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allowed us to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base that was based upon unused capital commitments made by investors in us. The amount of permissible borrowings under the Subscription Facility could be increased to up to $1 billion with the consent of the lenders. The Subscription Facility matured on May 2, 2024 and bore interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 2.50% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility was secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility included customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for credit facilities of this nature.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Interest expense	$239	$166
Non-usage fee (1)	16	22
Amortization of financing costs	143	69
Weighted average stated interest rate	7.59%	6.46%
Weighted average outstanding balance	$12,624	$10,422
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.

SBA Debentures
SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital in SBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of March 31, 2024, we funded SBIC LP with $82.5 million of regulatory capital, and have $37.0 million in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a 2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee of 0.047% is charged on the SBA-guaranteed debentures which are amortized over the period.

The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2024:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	5.83%	0.047%

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2024 and March 31, 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Interest expense	$482	$—
Non-usage fee (1)	—	—
Amortization of financing costs	42	—
Weighted average stated interest rate	6.04%	—%
Weighted average outstanding balance (2)	$32,114	$—
(1) Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the SBA-guaranteed debentures.
(2) The Company's initial borrowing occurred on September 15, 2023.

Repurchase Obligations

In order to finance certain investment transactions, we may, from time to time, enter into repurchase agreements with Macquarie US Trading LLC (“Macquarie”), whereby we sell to Macquarie an investment that it holds, and we concurrently enter into an agreement to repurchase the same investment (any such obligation, a “Repurchase Obligation”) at an agreed-upon price at a future date, not to exceed 90-days from the date it was sold.

We entered into a repurchase agreement on March 15, 2023 which was collateralized by the Company’s term loan to Synergi, LLC. Interest under this Repurchase Obligation was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. On June 2, 2023 the Company repurchased its obligation under the repurchase agreement. As of March 31, 2024, there was no outstanding loan and interest payable balance to Macquarie.

Revolving Facility

We anticipate replacing and/or refinancing the existing Subscription Facility with a similar subscription-based credit facility when the existing Subscription Facility terminates, as well as potentially adding an asset-based revolving credit facility to complement the Subscription Facility, or adding asset-based revolving capacity to the existing Subscription Facility (in either case, a “Revolving Facility”). Upon the execution of such facility, we anticipate that the proceeds of the

Revolving Facility may be used for general corporate purposes, including the funding of portfolio investments. While we cannot provide any assurances regarding the terms of any Revolving Facility we will enter into, we expect a Revolving Facility to provide for a three-year revolving period and have a maturity date of up to five years from the closing date of the Revolving Facility (which could be extended in connection with an extension of the revolving period). Subject to certain exceptions, a Revolving Facility would be expected to be secured by a first lien security interest in substantially the entire portfolio of investments held by us. A Revolving Facility is expected to include customary covenants, including certain financial covenants related to asset coverage, net worth and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for credit facilities of this nature. The maximum principal amount available under a Revolving Facility is expected to be based on certain advance rates multiplied by the value of our portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that we may incur in accordance with the terms of the Revolving Facility.
Our facilities consist of the following:

	March 31, 2024			December 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Subscription Facility	$38,400	$38,400	$—	$38,400	$27,500	$10,900
SBA-guaranteed debentures	36,960	36,960	—	36,960	31,000	5,960
Total	$75,360	$75,360	$—	$75,360	$58,500	$16,860
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of March 31, 2024 and December 31, 2023, we were not party to any off-balance sheet arrangements.
Recent Developments
On May 1, 2024, the company fully repaid its outstanding balance on the Subscription Facility in the amount of $38.4 million. As of this Report, all obligations under the Subscription Facility have been terminated.
On May 1, 2024, the Company entered into two repurchase agreements with Macquarie, collateralized by the Company’s term loans to Salt Dental Collective, LLC and Med Learning Group, LLC. Interest under these Repurchase Obligations will be calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintains effective control over the securities because it is entitled and obligated to repurchase the securities before their respective maturity dates. Therefore, the repurchase agreements are treated as secured borrowings and not sales. As of this Report, the Company has a repurchase obligation loan payable balance of $20.4 million to Macquarie.
In addition, as of May 10, 2024, we had an investment backlog and pipeline of approximately $215.0 million and $698.1 million, respectively. Investment backlog includes transactions approved by the Adviser’s investment committee and/or for which a formal mandate, letter of intent or a term sheet have been issued, and therefore we believe have a strong likelihood of closing. Investment pipeline includes transactions where initial due diligence has begun and/or analysis is in process, but no formal mandate, letter of intent or term sheets have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of March 31, 2024, approximately 99.4% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (including investments bearing a prime interest rate contracts) and approximately 0.6% of investments at fair value represent fixed-rate investments. Additionally, our subscription-based credit facility is also subject to a floating interest rate and currently paid on a floating SOFR rates. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2024 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of March 31, 2024, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2024, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	March 31, 2024
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$9,701	$(2,261)	$7,440
Up 200 basis points	$6,467	$(1,507)	$4,960
Up 100 basis points	$3,234	$(754)	$2,480
Down 100 basis points	$(3,234)	$754	$(2,480)
Down 200 basis points	$(6,467)	$1,507	$(4,960)
Down 300 basis points	$(9,701)	$2,261	$(7,440)
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of March 31, 2024, our internal control over financial reporting is effective based on those criteria.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and in our Form 10-Q for the fiscal quarter ended September 30, 2023. The risks described in our Annual Report on Form 10-K and Form 10-Q are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended March 31, 2024, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 and our Form 10-Q for the quarter ended September 30, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the three months ended March 31, 2024 were reported in our current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).
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
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lafayette Square USA, Inc.

Date: May 10, 2024	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: May 10, 2024	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 10, 2024.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the
Damien Dwin	Board of Directors

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu

/s/ Jacqueline Bradley	Director and Chair of the Audit Committee
Jacqueline Bradley

/s/ Troy Dixon	Director
Troy Dixon