Form 10-Q
period 2024-06-30
Lafayette Square USA, Inc.
filed 2024-08-08
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 8, 2024 the Registrant had 22,605,556 shares of common stock, $0.001 par value per share, outstanding.

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

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $392,488 and $244,442 as of June 30, 2024 and December 31, 2023, respectively)	$395,128	$246,342
Non-controlled/affiliated investments at fair value (amortized cost of $26,978 and $27,081 as of June 30, 2024 and December 31, 2023, respectively)	27,237	27,251
Cash and cash equivalents	99,352	109,771
Deferred financing costs	3,892	1,094
Interest receivable	1,824	961
Other assets	1,237	407
Total assets	$528,670	$385,826

Liabilities
SBA-guaranteed debentures (see Note 5)	$82,500	$31,000
Secured borrowings (see Note 5)	75,000	27,500
Reverse repurchase agreement (see Note 5)	20,355	—
Distributions payable	6,738	3,937
Deferred revenue payable	5,411	—
Interest and financing payable	1,287	695
Incentive fee payable (see Note 6)	1,212	565
Accounts payable and accrued expenses	895	1,277
Management fee payable (see Note 6)	872	605
Due to affiliate	29	123
Administrative services fee payable (see Note 6)	—	885
Total liabilities	194,299	66,587
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 22,458,336 and 21,502,768 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively)	23	22
Paid-in capital in excess of par	331,672	317,677
Distributable earnings (losses)	2,676	1,540
Total net assets	334,371	319,239
Total liabilities and net assets	$528,670	$385,826

Net asset value per common share	$14.89	$14.85
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$10,766	$3,306	$19,559	$5,645
Fee income	274	5	487	10
Interest income from non-controlled/affiliated investments:
Cash	767	728	1,590	1,390
Fee income	66	—	66	—
Interest from cash and cash equivalents	817	295	1,753	545
Total investment income	12,690	4,334	23,455	7,590

Expenses:
Interest and financing expenses (see Note 5)	$1,625	$548	$2,547	$886
Incentive fee (see Note 6)	1,213	319	2,382	515
Management fee (see Note 6)	872	348	1,614	604
General and administrative expenses	773	678	1,103	1,321
Administrative services fee (see Note 6)	500	172	1,006	349
Legal fees	478	—	563	—
Professional fees	200	259	408	402
Directors' fees	80	80	160	160
Placement fees	68	—	152	—
Organizational costs (See Note 2)	—	52	—	286
Offering expenses	—	75	—	151
Total expenses	5,809	2,531	9,935	4,674
Expense support reimbursement (see Note 6)	—	329	—	329
Total expenses, including expenses support reimbursement	5,809	2,860	9,935	5,003
Net investment income (loss)	6,881	1,474	13,520	2,587

Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	(390)	236	740	187
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	(10)	(72)	89	55
Total net change in unrealized gains (losses) on investments	(400)	164	829	242
Net increase (decrease) in net assets resulting from operations	$6,481	$1,638	$14,349	$2,829
Weighted average common shares outstanding	22,178,576	10,859,486	21,880,114	8,832,228
Net investment income (loss) per common share (basic and diluted)	$0.31	$0.14	$0.62	$0.29
Earnings (loss) per common share (basic and diluted)	$0.29	$0.15	$0.66	$0.32
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at March 31, 2023	8,615,542	$9	$127,481	$358	$127,848
Capital transactions:
Issuance of common stock	4,392,543	4	65,093	—	65,097
Reinvestment of stockholder distributions	30,168	—	448	—	448
Net increase in net assets from capital transactions	4,422,711	4	65,541	—	65,545
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	1,474	1,474
Net change in unrealized gain (losses)	—	—	—	164	164
Total increase (decrease) in net assets resulting from operations	—	—	—	1,638	1,638
Distributions to stockholders from:
Distributable earnings	—	—	—	(2,589)	(2,589)
Total distributions to stockholders	—	—	—	(2,589)	(2,589)
Total increase (decrease) for the three months ended June 30, 2023	4,422,711	4	65,541	(951)	64,594
Balance, June 30, 2023	13,038,253	$13	$193,022	$(593)	$192,442

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at March 31, 2024	21,584,341	$22	$318,883	$2,933	$321,838
Capital transactions:
Issuance of common stock	733,093	1	10,995	—	10,996
Reinvestment of stockholder distributions	140,902	—	1,794	—	1,794
Net increase in net assets from capital transactions	873,995	1	12,789	—	12,790
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	6,881	6,881
Net change in unrealized gain (losses)	—	—	—	(400)	(400)
Total increase (decrease) in net assets resulting from operations	—	—	—	6,481	6,481
Distributions to stockholders from:
Distributable earnings	—	—	—	(6,738)	(6,738)
Total distributions to stockholders	—	—	—	(6,738)	(6,738)
Total increase (decrease) for the three months ended June 30, 2024	873,995	1	12,789	(257)	12,533
Balance, June 30, 2024	22,458,336	$23	$331,672	$2,676	$334,371

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2022	4,916,554	$5	$72,610	$(833)	$71,782
Capital transactions:
Issuance of common stock	8,091,531	8	119,964	—	119,972
Reinvestment of stockholder distributions	30,168	—	448	—	448
Net increase in net assets from capital transactions	8,121,699	8	120,412	—	120,420
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,587	2,587
Net change in unrealized gain (losses)	—	—	—	242	242
Total increase (decrease) in net assets resulting from operations	—	—	—	2,829	2,829
Distributions to stockholders from:
Distributable earnings	—	—	—	(2,589)	(2,589)
Total distributions to stockholders	—	—	—	(2,589)	(2,589)
Total increase (decrease) for the six months ended June 30, 2023	8,121,699	8	120,412	240	120,660
Balance, June 30, 2023	13,038,253	$13	$193,022	$(593)	$192,442

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2023	21,502,768	$22	$317,677	$1,540	$319,239
Capital transactions:
Issuance of common stock	733,093	1	10,995	—	10,996
Reinvestment of stockholder distributions	222,475	—	3,000	—	3,000
Net increase in net assets from capital transactions	955,568	1	13,995	—	13,996
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	13,520	13,520
Net change in unrealized gain (losses)	—	—	—	829	829
Total increase (decrease) in net assets from operations	—	—	—	14,349	14,349
Distributions to stockholders from:
Distributable earnings	—	—	—	(13,213)	(13,213)
Total distributions to stockholders	—	—	—	(13,213)	(13,213)
Total increase (decrease) for the six months ended June 30, 2024	955,568	1	13,995	1,136	15,132
Balance, June 30, 2024	22,458,336	$23	$331,672	$2,676	$334,371
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the six months ended June 30, 2024	For the six months ended June 30, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$14,349	$2,829
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(829)	(242)
Purchases of investments	(156,252)	(48,737)
Net accretion of discount on investments	(679)	(174)
Proceeds from sales and repayments of investments	8,988	806
Amortization of deferred financing costs	331	169
Changes in operating assets and liabilities:
Interest receivable	(863)	(183)
Deferred offering costs	—	151
Other assets	(830)	(380)
Deferred revenue payable	5,411	—
Accounts payable and accrued expenses	(382)	1,099
Management fee payable	267	181
Incentive fee payable	647	318
Administrative services fee payable	(885)	(407)
Interest and financing payable	592	(170)
Due to affiliate	(94)	220
Net cash provided by (used in) operating activities	(130,229)	(44,520)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	10,996	119,972
Distributions paid	(7,412)	(844)
Proceeds from secured borrowings	113,400	54,048
Repayments of secured borrowings	(65,900)	(81,548)
Proceeds from reverse repurchase agreement	20,355	—
Proceeds from SBA-guaranteed debentures	51,500	—
Deferred financing costs paid	(3,129)	(64)
Net cash provided by (used in) financing activities	119,810	91,564

Net increase (decrease) in cash and cash equivalents	(10,419)	47,044
Cash and cash equivalents at beginning of period	109,771	20,687
Cash and cash equivalents at end of period	$99,352	$67,731

Supplemental information:
Interest expense paid	$1,641	$477
Shares issued from dividend reinvestment plan	$3,000	$448
Accrual for deferred financing costs	$3,892	$201
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
June 30, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+	6.95%	12.54%	1/15/2029	$20,385	$20,269	$20,385	6.1%
Zero Waste Recycling LLC	(6)(7)(8)	First lien senior secured loan	S+	6.45%	12.03%	5/15/2026	4,237	4,270	4,237	1.3%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+	6.45%	12.04%	5/15/2026	13,247	13,158	13,247	4.0%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	2/16/2027	1,968	1,968	1,890	0.6%
ZWR Holdings, Inc.		Warrants					24,953	—	—	—%
								39,665	39,759	12.0%
Construction & Engineering
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.75%	12.21%	7/2/2027	13,072	12,757	13,072	3.9%
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.25%	11.73%	7/2/2027	3,000	2,898	3,000	0.9%
Synergi, LLC	(6)(7)	First lien senior secured loan	S+	7.50%	13.10%	12/17/2027	17,674	17,551	17,563	5.3%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+	7.50%	—%	12/17/2027	—	(26)	—	—%
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+	5.50%	10.96%	4/17/2026	10,842	10,771	10,842	3.2%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	5.50%	10.98%	5/25/2029	12,217	12,212	12,217	3.7%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.50%	—%	5/25/2029	—	(9)	—	—%
								56,154	56,694	17.0%
Consumer Discretionary
Med Learning Group, LLC	(6)(7)	First lien senior secured loan	S+	6.50%	11.83%	12/30/2027	15,649	15,503	15,649	4.7%
Med Learning Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.50%	—%	12/30/2027	—	(20)	—	—%
								15,483	15,649	4.7%
Environmental & Facilities Services
Ironhorse Purchaser, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.25%	—%	9/30/2027	—	(110)	—	—%
Ironhorse Purchaser, LLC	(6)(7)	First lien senior secured loan	S+	5.25%	10.59%	9/30/2027	10,072	9,896	10,072	3.0%
								9,786	10,072	3.0%
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	11.07%	11/10/2028	1,695	1,575	1,695	0.5%
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	—%	11/10/2028	—	(74)	—	—%
MSPB MSO, LLC	(6)(7)	First lien senior secured loan	S+	5.75%	11.07%	11/10/2028	8,434	8,352	8,434	2.5%
								9,853	10,129	3.0%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)	First lien senior secured loan	S+	6.75%	12.19%	2/15/2028	17,858	17,669	17,813	5.3%
								17,669	17,813	5.3%
Health Care Services
Critical Nurse Staffing, LLC	(6)(7)(12)	First lien senior secured loan	S+	6.50%	11.99%	11/1/2026	13,838	13,726	13,838	4.1%
								13,726	13,838	4.1%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.00%	12.60%	8/15/2024	1,900	1,898	1,900	0.6%
								1,898	1,900	0.6%
Independent Power & Renewable Electricity Producer
National Carbon Technologies – California, LLC		Bonds		12.25%	12.25%	5/31/2029	1,667	1,650	1,650	0.5%
								1,650	1,650	0.5%
Industrials
truCurrent LLC	(6)(7)(8)	First lien senior secured loan	S+	7.25%	—%	2/12/2029	—	(116)	—	—%
truCurrent LLC	(6)(7)	First lien senior secured loan	S+	7.25%	12.59%	2/12/2029	12,500	12,382	12,500	3.7%
								12,266	12,500	3.7%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9) (12)	First lien senior secured loan	S+	9.35%	14.75%	5/14/2026	3,425	3,389	3,425	1.0%
								3,389	3,425	1.0%
Leisure Facilities
Dance Nation Holdings LLC	(6)(7)	First lien senior secured loan	S+	7.00%	12.60%	8/24/2028	31,976	31,707	31,976	9.6%
Dance Nation Holdings LLC	(6)(7)(8)	First lien senior secured loan	S+	7.00%	—%	8/24/2028	—	(34)	—	—%
Dance Nation Topco LLC		Preferred Equity					1,652,200	1,652	1,743	0.5%
								33,325	33,719	10.1%
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.45%	13.93%	12/3/2026	7,596	7,568	7,482	2.2%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.45%	13.93%	12/3/2026	20,625	20,549	20,317	6.1%
								28,117	27,799	8.3%
Professional Services
M&S Acquisition Corporation	(6)(7)(12)	First lien senior secured loan	S+	6.50%	12.10%	12/19/2028	39,427	39,078	39,427	11.8%
								39,078	39,427	11.8%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	14.30%	10/6/2026	2,000	1,985	1,985	0.6%
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	14.30%	10/6/2026	3,000	2,974	2,974	0.9%
								4,959	4,959	1.5%
Restaurants
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+	7.00%	12.32%	12/30/2027	2,006	1,977	2,006	0.6%
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+	7.00%	12.32%	12/30/2027	334	330	334	0.1%
Café Zupas, L.C	(6)(7)(12)	First lien senior secured loan	S+	7.00%	12.32%	12/30/2027	8,359	8,286	8,359	2.5%
								10,593	10,699	3.2%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)	First lien senior secured loan	S+	6.75%	12.08%	5/30/2029	42,000	41,590	41,590	12.4%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)		Warrants					166,108	—	—	—%
								41,590	41,590	12.4%
Software
CentralBDC Enterprises, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.00%	10.33%	6/11/2029	1,053	1,037	1,037	0.3%
CentralBDC Enterprises, LLC	(6)(7)	First lien senior secured loan	S+	5.00%	10.33%	6/11/2029	16,842	16,739	16,739	5.0%
								17,776	17,776	5.3%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(8) (12)	First lien senior secured loan	S+	6.45%	12.05%	6/21/2028	6,697	6,645	6,697	2.0%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)	First lien senior secured loan	S+	6.45%	12.05%	6/21/2028	15,735	15,568	15,735	4.7%
								22,213	22,432	6.7%
Utilities
Puris LLC	(6)(7)	First lien senior secured loan	S+	5.75%	11.08%	6/28/2029	13,500	13,298	13,298	4.0%
								13,298	13,298	4.0%
Total non-controlled/non-affiliated investments								392,488	395,128	118.2%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(12)	First lien senior secured loan	S+	7.50%	13.10%	10/7/2027	18,829	18,708	18,829	5.6%
GK9 Global Companies, LLC	(6)(7)(8) (12)	First lien senior secured loan	S+	7.50%	13.10%	10/7/2027	3,407	3,389	3,408	1.0%
IVM GK9 Holdings LLC	(12)	Equity					14,969	4,881	5,000	1.5%
								26,978	27,237	8.1%
Total non-controlled/affiliated investments								26,978	27,237	8.1%
Controlled/affiliated investments (10)
Food Retail
Neighborhood Grocery Catalyst Fund LLC	(8)(14)	Equity					—	—	—	—%
								—	—	—%
Total controlled/affiliated investments								—	—	—%

Total Portfolio Investments								$419,466	$422,365	126.3%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement of Investments."
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act").
(3)	All investments are denominated in U.S. dollars unless otherwise noted. The prior year table has been modified to conform to the current year.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $334,371 as of June 30, 2024.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 4.00%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2024. As of June 30, 2024, the reference rates for our variable rate loans were the 90-day SOFR at 5.35% and 30-day SOFR at 5.33%.

(8)	Position or portion thereof is an unfunded loan or equity commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2024:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2024

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Zero Waste Recycling LLC	0.50%	Delayed Draw Term Loan	5/15/2026	$761	$—
Ironhorse Purchaser, LLC	1.00%	Delayed Draw Term Loan	9/30/2027	6,377	—
GK9 Global Companies, LLC	0.50%	Delayed Draw Term Loan	10/07/2027	1,940	—
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	—
Café Zupas, L.C	0.50%	Delayed Draw Term Loan	12/30/2027	1,337	—
Café Zupas, L.C	0.50%	Revolver	12/30/2027	223	—
Med Learning Group LLC	1.00%	Delayed Draw Term Loan	12/30/2027	4,281	—
Best Friends Pet Care Holdings Inc.	0.50%	Delayed Draw Term Loan	6/21/2028	19,488	—
Dance Nation Holdings LLC	0.50%	Revolver	8/24/2028	4,131	—
MSPB MSO, LLC	0.38%	Delayed Draw Term Loan	11/10/2028	25,852	—
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	8,476	—
truCurrent LLC	0.50%	Delayed Draw Term Loan	2/12/2029	25,000	—
Trilon Group, LLC	1.00%	Delayed Draw Term Loan	5/25/2029	2,600	—
Trilon Group, LLC	0.50%	Revolver	5/25/2029	915	—
CentralBDC Enterprises, LLC	0.50%	Revolver	6/11/2029	2,105	—
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	12,500	—
National Carbon Technologies – California, LLC	—%	Bonds	5/25/2029	18,333	—
				$138,069	$—

(9)	The Company categorized its unitranche loan as First Lien Senior Secured Loan. The First Lien Senior Secured Loan is comprised of two components: a first out tranche (“First Out”) and last out tranche (“Last Out”). The Company syndicates the First Out tranche and retains the Last Out tranche. The First Out and Last Out tranches have the same maturity date. Interest disclosed reflects the contractual rate of First Lien Senior Secured Loan. The First Out tranche has priority over the Last Out tranche with respect to payments of principal, interest and any amounts due thereunder. The Company may be entitled to receive additional interest as a result of the Agreement Among Lenders (“AAL”) entered into with the First Out lender. In exchange for the higher interest rate, the Last Out tranche is at a greater risk of loss.
(10)	Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2024, the Company’s non-controlled/affiliated investments and controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2024	Investment Income
GK9 Global Companies, LLC	$22,350	$10	$(113)	$(10)	$22,237	$1,656
IVM GK9 Holdings LLC	4,901	—	—	99	5,000	—
Non-controlled/affiliated investments	$27,251	$10	$(113)	$89	$27,237	$1,656

Controlled/affiliated investments	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2024	Investment Income
Neighborhood Grocery Catalyst Fund LLC	$—	$—	$—	$—	$—	$—
Controlled/affiliated investments	$—	$—	$—	$—	$—	$—

(11)	Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.
(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns a 31.25% share in Neighborhood Grocery Catalyst Fund LLC.
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
June 30, 2024
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

The Company is externally managed by Adviser pursuant to an investment advisory and management agreement between the Company and the Adviser, dated as of April 26, 2021 and approved by the Board for renewal on June 4, 2024 (and as may be amended, the “Investment Advisory Agreement”). The Adviser is a subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and LS Administration, LLC, “Lafayette Square”).

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
The Company has formed wholly-owned subsidiaries, LS BDC Holdings, LLC, LS BDC Holdings (DN), LLC, LS BDC Holdings (160), LLC and LS SBIC Holdings (160), LLC, each of which is a Delaware limited liability company, to hold certain equity or equity-like investments in portfolio companies to which the Company has also made loans. In addition, LS BDC Holdings (NGCF), LLC, a wholly-owned subsidiary of the Company, co-owns and co-manages NGCF Manager LLC (the "NGCF Manager") with the affiliate of a third-party investor. The NGCF Manager manages Neighborhood Grocery Catalyst Fund LLC (“NGCF”), a private real estate investment vehicle, whose investment strategy focuses on necessity-based, ecommerce-resistant, and well-located neighborhood shopping centers anchored by omni-channel grocers serving the essential needs of diverse communities.
Additionally, the Company formed a wholly-owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (the "SBA"), to invest in eligible “small businesses” as defined by the SBA. SBIC LP received its SBIC license on February 1, 2023 (made effective as of January 27, 2023). In addition, on May 18, 2023, the SBA issued a “green light” letter inviting the Company to submit its application to obtain a license to operate a specialized small business investment company (“SSBIC”) subsidiary. Receipt of a green light letter from the SBA does not assure an applicant that the SBA will ultimately issue an SSBIC license, and the Company has received no assurance or indication from the SBA that it will receive an SSBIC license, or of the timeframe in which it would receive a license, should one be granted. SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations), and an SSBIC license could provide access to an additional $175.0 million of SBA-guaranteed debentures, subject to the SBA’s approval. As a result, the Company would have access to up to $350.0 million in SBA-guaranteed debentures amongst its family of SBIC funds under common control. The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of each subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2024. The results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.
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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit Insurance Corporation insurance limits. As of June 30, 2024 and December 31, 2023, the Company held $99,352 and $109,771 in cash and cash equivalents, respectively, of which no cash or cash equivalents were restricted. Of the total cash and cash equivalents balance, $99,352 and $109,771 were held in an interest bearing account with U.S. Bank National Association as of June 30, 2024 and December 31, 2023, respectively. For the three and six months ended June 30, 2024 the Company earned $817 and $1,753, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations. For the three and six months ended June 30, 2023 the Company earned $295 and $545, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations.
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
The Company may incur organization and offering expenses of up to $1 million in connection with the formation of the Company and the offering of shares of its common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. The Company reimburses the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of June 30, 2024, the Company incurred $804 (since inception) of organization and offering costs.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through June 30, 2024.

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

Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$409,315	97.5%	$412,082	97.6%
Equity	4,881	1.2%	5,000	1.2%
Subordinated debt	1,968	0.5%	1,890	0.4%
Preferred equity	1,652	0.4%	1,743	0.4%
Bonds	1,650	0.4%	1,650	0.4%
Warrants	—	—%	—	—%
Total	$419,466	100.0%	$422,365	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$263,118	96.9%	$265,287	97.0%
Equity	4,881	1.8%	4,901	1.8%
Subordinated debt	1,872	0.7%	1,753	0.6%
Preferred equity	1,652	0.6%	1,652	0.6%
Warrants	—	—%	—	—%
Total	$271,523	100.0%	$273,593	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2024 and December 31, 2023. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2024
	Amortized Cost		Fair Value
Far West	$77,362	18.4%	$78,105	18.5%
Gulf Coast	74,859	17.8%	74,979	17.8%
Great Lakes	69,666	16.6%	70,154	16.6%
Mid-Atlantic	68,861	16.5%	69,113	16.4%
Empire	37,696	9.0%	38,081	9.0%
Southeast	36,831	8.8%	37,366	8.8%
Four Corners	36,522	8.7%	36,754	8.7%
Cascade	17,669	4.2%	17,813	4.2%
Total	$419,466	100.0%	$422,365	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Far West	$70,645	26.0%	$71,013	26.0%
Gulf Coast	44,775	16.5%	45,107	16.5%
Mid-Atlantic	39,607	14.6%	39,697	14.5%
Southeast	35,256	13.0%	35,642	13.0%
Four Corners	32,910	12.1%	33,114	12.1%
Great Lakes	24,924	9.2%	25,455	9.3%
Empire	15,566	5.7%	15,625	5.7%
Cascade	7,840	2.9%	7,940	2.9%
Total	$271,523	100.0%	$273,593	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,643	15.9%	$66,996	15.9%
Construction & Engineering	56,154	13.5%	56,694	13.5%
Road & Rail	41,590	9.9%	41,590	9.8%
Professional Services	39,078	9.3%	39,427	9.3%
Leisure Facilities	33,325	7.9%	33,719	8.0%
Media	28,117	6.7%	27,799	6.6%
Specialized Consumer Services	22,213	5.3%	22,432	5.3%
Software	17,776	4.2%	17,776	4.2%
Health Care Providers & Services	17,669	4.2%	17,813	4.2%
Consumer Discretionary	15,483	3.7%	15,649	3.7%
Health Care Services	13,726	3.3%	13,838	3.3%
Utilities	13,298	3.2%	13,298	3.1%
Industrials	12,266	2.9%	12,500	3.0%
Restaurants	10,593	2.5%	10,699	2.5%
Health Care Equipment & Services	9,853	2.3%	10,129	2.4%
Environmental & Facilities Services	9,786	2.3%	10,072	2.4%
Real Estate Management & Development	4,959	1.2%	4,959	1.2%
IT Services	3,389	0.8%	3,425	0.8%
Hotels, Restaurants & Leisure	1,898	0.5%	1,900	0.4%
Independent Power & Renewable Electricity Producer	1,650	0.4%	1,650	0.4%
Food Retail	—	—%	—	—%
Total	$419,466	100.0%	$422,365	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Construction & Engineering	$57,458	21.3%	$58,360	21.2%
Commercial Services & Supplies	45,747	16.8%	45,828	16.8%
Professional Services	34,254	12.6%	34,254	12.5%
Leisure Facilities	33,439	12.3%	33,789	12.4%
Media	28,467	10.5%	28,594	10.5%
Specialized Consumer Services	15,566	5.7%	15,625	5.7%
Health Care Services	13,773	5.1%	13,773	5.0%
Environmental & Facilities Services	9,795	3.6%	9,922	3.6%
Restaurants	8,683	3.2%	8,722	3.2%
Health Care Equipment & Services	8,175	3.0%	8,391	3.1%
Health Care Providers & Services	7,840	2.9%	7,940	2.9%
IT Services	3,380	1.2%	3,425	1.3%
Real Estate Management & Development	2,952	1.1%	2,970	1.1%
Hotels, Restaurants & Leisure	1,994	0.7%	2,000	0.7%
Total	$271,523	100.0%	$273,593	100.0%
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
The consolidated financial statements include portfolio investments at fair value of $422,365 and $273,593 as of June 30, 2024 and December 31, 2023, respectively. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of June 30, 2024 and December 31, 2023.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$412,082	$412,082
Equity	—	—	5,000	5,000
Subordinated debt	—	—	1,890	1,890
Preferred equity	—	—	1,743	1,743
Bonds	—	—	1,650	1,650
Warrants	—	—	—	—
Total Investments	$—	$—	$422,365	$422,365

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$265,287	$265,287
Equity	—	—	4,901	4,901
Subordinated debt	—	—	1,753	1,753
Preferred equity	—	—	1,652	1,652
Warrants	—	—	—	—
Total Investments	$—	$—	$273,593	$273,593
The carrying value of the Credit Facility and SBA-guaranteed debentures approximates fair value as of June 30, 2024 and December 31, 2023, and is considered Level 3.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2024 and June 30, 2023.

	For the six months ended June 30, 2024
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Bonds	Equity	Preferred Equity	Warrants	Total Investments
Balance as of December 31, 2023	$265,287	$1,753	$—	$4,901	$1,652	$—	$273,593
Purchases of investments and other adjustments to cost	154,506	96	1,650	—	—	—	156,252
Proceeds from sales and repayments of investments	(8,988)	—	—	—	—	—	(8,988)
Net realized gain (loss)	—	—	—	—	—	—	—
Net accretion of discount on investments	679	—	—	—		—	679
Net change in unrealized gain (loss) on investments	598	41	—	99	91	—	829
Balance as of June 30, 2024	$412,082	$1,890	$1,650	$5,000	$1,743	$—	$422,365

	For the six months ended June 30, 2023
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Warrants	Warrants
Balance as of December 31, 2022	$78,156	$1,556	$4,631	$—	$84,343
Purchases of investments and other adjustments to cost	48,401	86	250	—	48,737
Proceeds from sales and repayments of investments	(806)	—	—	—	(806)
Net realized gain (loss)	—	—	—	—	—
Net accretion of discount on investments	174	—	—	—	174
Net change in unrealized gain (loss) on investments	114	9	119	—	242
Balance as of June 30, 2023	$126,039	$1,651	$5,000	$—	$132,690
For the six months ended June 30, 2024 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on June 30, 2024 was $829 as shown on the Consolidated Statements of Operations. For the six months ended June 30, 2023 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on June 30, 2023 was $242 as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2024 and June 30, 2023.
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
The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2024 and December 31, 2023.

					Range
	Fair Value, as of June 30, 2024	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$332,559	Discounted Cash Flow	Discount Rate	11.1%	9.0%	14.3%
First lien senior secured loans	79,523	Amortized Cost	Cost	N/A	N/A	N/A
Equity	5,000	Comparable Multiples	EV/EBITDA	6.8x	6.5x	7.0x
Subordinated debt	1,890	Discounted Cash Flow	Discount Rate	15.6%	15.3%	16.0%
Preferred equity	1,743	Comparable Multiples	EV/EBITDA	6.3x	6.0x	6.5x
Bonds	1,650	Amortized Cost	Cost	N/A	N/A	N/A
Warrants	—	Comparable Multiples	EV/EBITDA	7.8x	7.5x	8.0x
Total Level 3 Assets	$422,365

					Range
	Fair Value, as of December 31, 2023	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$169,630	Discounted Cash Flow	Discount Rate	11.5%	9.9%	14.1%
First lien senior secured loans	95,657	Amortized Cost	Cost	N/A	N/A	N/A
Equity	4,901	Comparable Multiples	EV/EBITDA	6.8x	6.5x	7.0x
Subordinated debt	1,753	Discounted Cash Flow	Discount Rate	16.3%	15.8%	16.8%
Preferred equity	1,652	Comparable Multiples	EV/EBITDA	6.3x	6.0x	6.5x
Warrants	—	Comparable Multiples	EV/EBITDA	8.5x	8.3x	8.8x
Total Level 3 Assets	$273,593
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
Note 5. Debt
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, subject to receipt of certain approvals and compliance with certain disclosure requirements, immediately after each such issuance. Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 288.0% and 645.7%.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Company's total debt for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest expense	$1,469	$428	$2,190	$675
Non-usage fee (1)	10	20	26	42
Amortization of financing costs	146	100	331	169
Weighted average stated interest rate	7.17%	8.48%	6.93%	7.89%
Weighted average outstanding balance	$82,486	$20,252	$63,612	$17,247
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
Credit Facilities

ING Credit Facility

On June 18, 2024, Lafayette Square USA, Inc. (the “Company”) entered into a Senior Secured Revolving Credit Agreement (the “ING Credit Facility”) with ING Capital, LLC, as Administrative Agent, Lead Arranger, Bookrunner and Sustainability Structuring Agent.

The ING Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the closing date of the ING Credit Facility, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the ING Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The ING Credit Facility allows the Company initially to borrow up to $75 million, subject to certain restrictions, including availability under a borrowing base, which is based upon unused capital commitments made by investors in the Company and the value of eligible portfolio investments. The amount of permissible borrowings under the ING Credit Facility may be increased through an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing up to $250 million. The ING Credit Facility is secured by a perfected first-priority interest in the unused commitments of the Company’s investors and substantially all of the eligible portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

The availability period with respect to the revolving credit facility under the ING Credit Facility will terminate on June 19, 2028 (“Commitment Termination Date”) and the ING Credit Facility will mature on June 18, 2029 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the ING Credit Facility out of the proceeds of certain asset sales and other recovery events.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the ING Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus margin of 2.70% per annum, or (ii) the alternate base rate plus margin of 1.70% per annum. In each case, the annual interest rate will be adjustable based on a sustainability linked loan pricing structure that directly references our 2030 Goals, with ING acting as the sole Sustainability Structuring Agent. The Company may elect either the term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the ING Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment).

The ING Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

As of June 30, 2024 and December 31, 2023, the Company had $75.0 million and $0.0 million, respectively, in outstanding borrowings from the ING Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the ING Facility for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest expense	$215	$—	$215	$—
Non-usage fee (1)	—	—	—	—
Amortization of financing costs	9	—	9	—
Weighted average stated interest rate	8.08%	—%	8.08%	—%
Weighted average outstanding balance	$10,714	$—	$5,357	$—
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the ING Credit Facility.
Subscription Facility
On February 2, 2022, the Company entered into a subscription-based credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022, December 21, 2022, and February 1, 2024 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allows the Company to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base that is based upon unused capital commitments made by investors in the Company. The amount of permissible borrowings under the Subscription Facility may be increased to up to $1 billion with the consent of the lenders. The Subscription Facility matures on May 2, 2024 and bears interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 2.50% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for credit facilities of this nature. On May 2, 2024, the Subscription Facility and all obligations thereunder were terminated.
As of June 30, 2024 and December 31, 2023, the Company had $0.0 million and $27.5 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest expense	$253	$133	$492	$299
Non-usage fee (1)	10	20	26	42
Amortization of financing costs	75	100	218	169
Weighted average stated interest rate	8.07%	8.09%	7.83%	7.10%
Weighted average outstanding balance	$12,659	$6,593	$12,642	$8,497
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital in SBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of June 30, 2024 and December 31, 2023, the Company funded SBIC LP with $82.5 million and $82.5 million, respectively, of regulatory capital, and have $82.5 million and $31.0 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a 2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.

The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2024:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	5.83%	0.047%
June 14, 2024	September 1, 2034	$45,540	5.91%	0.129%

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest expense	$611	$—	$1,093	$—
Non-usage fee	—	—	—	—
Amortization of financing costs	62	—	104	—
Weighted average stated interest rate	5.40%	—%	5.67%	—%
Weighted average outstanding balance (1)	$45,467	$—	$38,790	$—

(1)    The Company's initial borrowing under the SBA Debentures program occurred on September 15, 2023.

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

The Company entered into a repurchase agreement on March 15, 2023 (the "Synergi Repurchase Obligation") which was collateralized by the Company’s term loan to Synergi, LLC. Interest under the Synergi Repurchase Obligation was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. On June 2, 2023 the Company repurchased its obligation under the repurchase agreement.

On May 1, 2024, the Company entered into a repurchase agreement which was collateralized by the Company's term loans to Salt Dental Collective, LLC and Med Learning Group, LLC. Interest under these Repurchase Obligations are the same as the terms under the Synergy Repurchase Obligation as noted above.

As of June 30, 2024, there was $20.4 million outstanding under these Repurchase Obligations. As of December 31, 2023, there was no outstanding loan and interest payable balance to Macquarie.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Repurchase Obligation for the six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest expense	$390	$295	$390	$376
Non-usage fee	—	—	—	—
Amortization of financing costs	—	—	—	—
Weighted average stated interest rate	11.50%	8.66%	11.50%	8.67%
Weighted average outstanding balance (1)	$13,645	$13,659	$6,822	$8,750
(1)    The Company's initial borrowing occurred on March 15, 2023.
The facilities of the Company consist of the following:

	June 30, 2024			December 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$75,000	$75,000	$—	$38,400	$27,500	$10,900
SBA-Guaranteed Debentures	82,500	82,500	—	36,960	31,000	5,960
Repurchase Obligation	20,355	20,355	—	—	—	—
Total	$177,855	$177,855	$—	$75,360	$58,500	$16,860

Note 6. Related Party Agreements and Transactions
Investment Advisory Agreement
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. The Board approved the Investment Advisory Agreement on April 26 2021 and most recently approved its renewal on June 4, 2024. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.
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
For the three and six months ended June 30, 2024, the Company incurred Management Fee expense of $872 and $1,614, respectively. For the three and six months ended June 30, 2023, the Company incurred Management Fee expense of $348 and $604, respectively. As of June 30, 2024 and December 31, 2023, $872 and $605, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2024, the Company incurred Income-Based Fee of $1,213 and $2,382, respectively. For the three and six months ended June 30, 2023, the Company incurred Income-Based Fee of $319 and $515, respectively. As of June 30, 2024 and December 31, 2023, $1,212 and $565, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2024 and June 30, 2023, there were no Capital Gains Fees incurred.
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
For the three and six months ended June 30, 2024, the Company incurred $500 and $1,006, respectively, in fees under the Administrative Agreement. For the three and six months ended June 30, 2023, the Company incurred $172 and $349, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2024, other assets in the accompanying Consolidated Statements of Assets and Liabilities included $1,053 in prepaid administrative services cost which will be amortized over remainder of the year ended December 31, 2024. As of June 30, 2024 and December 31, 2023, $0 and $885, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
Due to Affiliate
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of June 30, 2024 and December 31, 2023, $29 and $123, respectively, were included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses paid by the Administrator on behalf of the Company.
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
Note 7. Commitments and Contingencies
As of June 30, 2024, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2024 and December 31, 2023 the fair value of unfunded commitments held by the Company was $0 and $(4), respectively, as shown on the Consolidated Schedule of Investments. The Company had the following unfunded commitments to fund investments as of the indicated dates:

	Par Value as of	Par Value as of
	June 30, 2024	December 31, 2023
Unfunded debt securities	$125,569	$73,977
Unfunded equity securities	12,500	—
Total unfunded commitments	$138,069	$73,977

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
For the three and six months ended June 30, 2024 and the fiscal year December 31, 2023, independent directors fees will be paid in the form of our common stock issued at a price per share equal to the greater of NAV or the market price, if any, at the time of payment. On April 29, 2024, the Company issued 21,333 shares of common stock to our directors as compensation for their services for the fiscal year ended December 31,2023.
No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three and six months ended June 30, 2024, the Company accrued $80 and $160 for directors’ fees expense, respectively. For the three and six months ended June 30, 2023, the Company accrued $80 and $160 for directors’ fees expense, respectively.

Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$6,481	$1,638	$14,349	$2,829
Weighted average common shares outstanding	22,178,576	10,859,486	21,880,114	8,832,228
Earnings (loss) per common share (basic and diluted):	$0.29	$0.15	$0.66	$0.32
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
As of June 30, 2024 and December 31, 2023, the Company had closed capital commitments totaling $402.5 million and $377.0 million, respectively, for the private placement of the Company's common stock, of which $74.8 million and $60.3 million, respectively, were uncalled.

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
April 29, 2024	733,093	$10,996	$15.00
Total	733,093	$10,996	$15.00

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
January 26, 2023	2,510,396	$37,129	$14.79
March 28, 2023	1,188,592	17,746	14.93
June 27, 2023	4,392,543	65,097	14.82
Total	8,091,531	$119,972	$14.83

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
For the six months ended June 30, 2024 the following table summarizes the distributions declared on shares of the Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
March 26, 2024	March 22, 2024	May 6, 2024	$6,475	$0.30	140,902
June 28, 2024	June 25, 2024	August 6, 2024	$6,738	$0.30	147,220
For the six months ended June 30, 2023 the following table summarizes the distributions declared on shares of the Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
April 21, 2023	April 21, 2023	May 15, 2023	$1,292	$0.15	30,168
June 23, 2023	June 23, 2023	August 14, 2023	$1,297	$0.15	29,858

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
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2024 and December 31, 2023.
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

As of June 30, 2024, the Company had a $111 short-term limited capital loss carryforward from its prior C-corporation tax year end that it can use to offset future capital gains for 5.0 years. Such loss carryforwards expires on December 31, 2027.
For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the six months ended June 30, 2024, and for the year ended December 31, 2023, were as follows:

	For the six months ended June 30, 2024	For the year ended December 31, 2023
Ordinary Income	$13,213	$9,139
Long-term Capital Gain	$—	$—
Return of Capital	$—	$—
As of June 30, 2024 and December 31, 2023, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes are as follows.

	June 30, 2024	December 31, 2023
Tax cost	$419,466	$271,522
Gross unrealized appreciation	$3,328	$2,217
Gross unrealized depreciation	(429)	(147)
Net unrealized investment appreciation / (depreciation) on investments	$2,899	$2,070

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the six months ended June 30, 2024 and June 30, 2023:

Per Common Share Data:(1)	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Net asset value, beginning of period	$14.85	$14.60
Net investment income (loss)	0.62	0.29
Net realized and unrealized gain (loss)	0.04	0.03
Net increase (decrease) in net assets resulting from operations	0.66	0.32
Initial issuance of Common Stock	—	—
Effect of offering price of subscriptions(2)	(0.02)	0.14
Distributions declared	(0.60)	(0.30)
Net asset value, end of period	$14.89	$14.76

Total return based on NAV(3)	4.33%	1.10%
Common shares outstanding, end of period	22,458,336	13,038,253
Weighted average shares outstanding	21,880,114	8,832,228
Net assets, end of period	$334,371	$192,442

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets	8.36%	4.47%
Ratio of expenses to average net assets	6.14%	7.24%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	2.10%	4.15%
Weighted average debt outstanding	$63,612	$17,247
Total debt outstanding	$177,855	$4,000
Asset coverage ratio	288.0%	4911.0%
Portfolio turnover	3%	—%
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through June 30, 2024 and June 30, 2023.
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

On July 3, 2024, the Company submitted its application to the SBA for an additional commitment of $82.5 million, which will bring its total commitment to $165.0 million.
On July 5, 2024, the Company repaid principal and interest on its outstanding balance on the ING Credit Facility in the amount of $60.2 million. Subsequent to this repayment, the Company borrowed $4.0 million on July 18, 2024, and $23.0 million on July 29, 2024. As of the date of this Report, the outstanding principal balance on the ING Credit Facility is $42.0 million.
On July 30, 2024, the Company fully repurchased its obligation under the repurchase agreement with Macquarie (as defined below) that was collateralized by the Company’s term loan to Med Learning Group, LLC, and extended the Company's repurchase agreement collateralized by the term loan to Salt Dental Collective, LLC, for an additional 90-days See "Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations -— Repurchase Obligations" for more information regarding the terms of this repurchase agreement. As of the date of this Report, the Company has a repurchase obligation for a loan totaling of $11.0 million to Macquarie.
On July 31, 2024, the Company closed an additional $4.7 million in capital commitments increasing the total closed commitments to $407.2 million as of the date of this Report.

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

In line with the aims above, and as described in more detail in our 2023 Form 10-K, we have set 2030 goals to (1) increase employment opportunities (by helping businesses create and/or retain 100,000 working class jobs, and 150,000 jobs overall), (2) provide significant managerial assistance to small and middle-market companies (by incentivizing at least 50% of our borrowers to adopt Worker Solutions) and (3) encourage economic growth in working class communities (by investing at least 50% of our portfolio in borrowers who are either located in working class communities or are substantial
1 “Working Class Areas” refers to low- and moderate- income (“LMI”) areas, Empowerment Zones, as defined in the Empowerment Zones and Enterprise Communities Act of 1993, as amended (“Empowerment Zones”), Opportunity Zones, as defined in the U.S. Tax Cut and Jobs Act of 2017 (“Opportunity Zones”), and/or areas targeted by a government entity for redevelopment or to revitalize or stabilize designated disaster areas. LMI is defined under applicable CRA regulation as (i) an individual, family or household, if their income is less than 80% of the Area Median Income as reported by the Federal Financial Institutions Examination Council at https://www.ffiec.gov/Medianincome.htm [ffiec.gov] (or such other industry recognized source as may be determined by the Adviser) and (ii) a census tract, if it is identified as low-to-moderate income by the Federal Financial Institutions Examination Council at https://geomap.ffiec.gov/ffiecgeomap/ (or such other industry recognized source as may be determined by the Adviser). Throughout this Form 10-Q, we may use the terms "LMI", "underserved" and "working class" interchangeably.
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

As of June 30, 2024, 59% percent of our portfolio (and 59.3% of the transactions where we were lead agent) were invested in borrowers who are either located in Working Class Areas or are Substantial Employers of LMI people, with 7,002 LMI individuals employed out of a total of 17,367 employees.3 In addition, with respect to engagement by our portfolio companies with our Third-Party Solution Providers and/or recommended HR policy changes, as of June 30, 2024, 44% of the transactions where we were lead agent (28% of our overall Portfolio Companies) had adopted our Third-Party Solution Providers and/or recommended HR policy changes (for a total of six Third-Party Solution Providers and six HR policy changes deployed), with 2,410 workers served and a total of 4,558 workers with access to services and/or HR policy changes.

By comparison, as of June 30, 2023, 43.4% percent of our portfolio (and 45.6% of the transactions where we were lead agent) were invested in borrowers who were either located in Working Class Areas or were Substantial Employers of LMI people, with 1,677 LMI individuals employed out of a total of 8,273 employees. In addition, with respect to engagement by our portfolio companies with our Third-Party Solution Providers, as of June 30, 2023, 33% of the transactions where we were lead agent (and 8% of our overall Portfolio Companies) had adopted our Third-Party Solution Providers (for a total of three Third-Party Solution Providers), with 41 workers served and a total of 314 workers with access to services.

Over time, we believe our portfolio companies' uptake of Third-Party Solution Providers, in combination with our capital, will contribute to an improvement in the below metrics, shown over the past two years:

Lafayette Square USA, Inc.’s Portfolio Company Human Capital Data
	June 30, 2024	June 30, 2023
Employee Turnover[4]
Portfolio Company Average (Quarterly)	10%	8%
National Average (Quarterly)	11%	12%
Participation in Medical Care Benefits[5]
Portfolio Company Average (Quarterly)	42%	34%
National Average (Annually, As of March 2023)	46%
Participation in Retirement Benefits[6]
Portfolio Company Average (Quarterly)	51%	28%
National Average (Annually, As of March 2023)	53%
Median Employee Income
LMI Employee Median Income (Quarterly)	$42,787	$46,031
Non-LMI Employee Median Income (Quarterly)	$109,203	$85,720
National Median Family Income (Annually, As of 2022)[7]	$92,148

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
5 Medical Care Benefits are plans that provide services or payments for services rendered in the hospital or by a qualified medical care provider. Participation is calculated from the unrounded percentage of workers who participate in the plan. 87 employees from portfolio companies who did not provide medical care benefits data to the Company were not included in this calculation. National average is private industry from the U.S. Bureau of Labor Statistics - National Compensation Survey.
6 Retirement Benefit plans includes defined benefit pension plans and defined contribution retirement plans. Participation is calculated from the unrounded percentage of workers who participate in the plan. 1 employee from portfolio companies who did not provide retirement benefits data to the Company were not included in this calculation. The national average is private industry from the U.S. Bureau of Labor Statistics - National Compensation Survey.
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
Expenses
We expect our primary annual operating expenses to include advisory fees and the reimbursement of expenses under our investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 and approved by the Board for renewal on June 4, 2024 (and as may be further amended, the “Investment Advisory Agreement”) and our Administration Agreement, respectively. We also bear other expenses, which include:
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
Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the three months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023
Total Investments, beginning of period	$328,108	$113,666
New investments purchased	96,508	19,365
Net accretion of discount on investments	435	94
Net realized gains (losses) on investments	—	—
Investments sold or repaid	(5,585)	(475)
Total Investments, end of period	$419,466	$132,650

Portfolio companies, at beginning of period	22	9
Number of new portfolio companies	4	2
Portfolio companies, at end of period	26	11
As of June 30, 2024 and December 31, 2023, the Company’s investments consisted of the following:

	June 30, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$409,315	97.5%	$412,082	97.6%
Equity	4,881	1.2%	5,000	1.2%
Subordinated debt	1,968	0.5%	1,890	0.4%
Preferred equity	1,652	0.4%	1,743	0.4%
Bonds	1,650	0.4%	1,650	0.4%
Warrants	—	—%	—	—%
Total	$419,466	100.0%	$422,365	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$263,118	96.9%	$265,287	97.0%
Equity	4,881	1.8%	4,901	1.8%
Subordinated debt	1,872	0.7%	1,753	0.6%
Preferred equity	1,652	0.6%	1,652	0.6%
Warrants	—	—%	—	—%
Total	$271,523	100.0%	$273,593	100.0%
The tables below describe investments by industry composition based on fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,643	15.9%	$66,996	15.9%
Construction & Engineering	56,154	13.5%	56,694	13.5%
Road & Rail	41,590	9.9%	41,590	9.8%
Professional Services	39,078	9.3%	39,427	9.3%
Leisure Facilities	33,325	7.9%	33,719	8.0%
Media	28,117	6.7%	27,799	6.6%
Specialized Consumer Services	22,213	5.3%	22,432	5.3%
Software	17,776	4.2%	17,776	4.2%
Health Care Providers & Services	17,669	4.2%	17,813	4.2%
Consumer Discretionary	15,483	3.7%	15,649	3.7%
Health Care Services	13,726	3.3%	13,838	3.3%
Utilities	13,298	3.2%	13,298	3.1%
Industrials	12,266	2.9%	12,500	3.0%
Restaurants	10,593	2.5%	10,699	2.5%
Health Care Equipment & Services	9,853	2.3%	10,129	2.4%
Environmental & Facilities Services	9,786	2.3%	10,072	2.4%
Real Estate Management & Development	4,959	1.2%	4,959	1.2%
IT Services	3,389	0.8%	3,425	0.8%
Hotels, Restaurants & Leisure	1,898	0.5%	1,900	0.4%
Independent Power & Renewable Electricity Producer	1,650	0.4%	1,650	0.4%
Food Retail	—	—%	—	—%
Total	$419,466	100.0%	$422,365	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Construction & Engineering	$57,458	21.3%	$58,360	21.2%
Commercial Services & Supplies	45,747	16.8%	45,828	16.8%
Professional Services	34,254	12.6%	34,254	12.5%
Leisure Facilities	33,439	12.3%	33,789	12.4%
Media	28,467	10.5%	28,594	10.5%
Specialized Consumer Services	15,566	5.7%	15,625	5.7%
Health Care Services	13,773	5.1%	13,773	5.0%
Environmental & Facilities Services	9,795	3.6%	9,922	3.6%
Restaurants	8,683	3.2%	8,722	3.2%
Health Care Equipment & Services	8,175	3.0%	8,391	3.1%
Health Care Providers & Services	7,840	2.9%	7,940	2.9%
IT Services	3,380	1.2%	3,425	1.3%
Real Estate Management & Development	2,952	1.1%	2,970	1.1%
Hotels, Restaurants & Leisure	1,994	0.7%	2,000	0.7%
Total	$271,523	100.0%	$273,593	100.0%
The weighted average yields at amortized cost and fair value of our portfolio as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt(2)	12.4%	12.3%	12.8%	12.8%
Subordinated debt	14.0%	14.6%	14.0%	15.0%
Bonds	12.6%	12.6%	14.0%	15.0%
Weighted Average Yield(1)	12.4%	12.4%	13.1%	12.8%
(1) The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2) Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes exit fees that are receivable upon repayment of certain loan investments. As of June 30, 2024 and December 31, 2023, there were no exit fees.

	June 30, 2024	December 31, 2023
Number of portfolio companies	26	19
Percentage of performing debt bearing a floating rate (1)	97.6%	99.3%
Percentage of performing debt bearing a fixed rate (1)(2)	0.4%	0.7%
Weighted average spread over SOFR or LIBOR of all accruing floating rate investments	6.7%	7.0%
Weighted average leverage (net debt/EBITDA) (3)	3.4x	3.0x
Weighted average interest coverage (3)	2.7x	2.8x
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
The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—%	$—	—%
2	394,566	93.4%	273,593	100.0%
3	27,799	6.6%	—	—
4	—	—	—	—
5	—	—	—	—
Total	$422,365	100.0%	$273,593	100.0%

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

Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Total investment income	$12,690	$4,334	$23,455	$7,590
Net expenses	5,809	2,860	9,935	5,003
Net investment income (loss)	6,881	1,474	13,520	2,587
Net realized gains (losses) on investments	—	—	—	—
Net change in unrealized gains (losses)	(400)	164	829	242
Net increase (decrease) in net assets resulting from operations	$6,481	$1,638	$14,349	$2,829
Investment Income
The composition of the Company’s investment income was as follows:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Investment income
Interest income	$11,533	$4,034	$21,149	$7,035
Fee income	340	5	553	10
Interest from cash and cash equivalents	817	295	1,753	545
Total investment income	$12,690	$4,334	$23,455	$7,590
The increase in total investment income from $4,334 for the three months ended June 30, 2023 to $12,690 for the three months ended June 30, 2024 was primarily driven by our deployment of capital and invested balance of investments. The increase in total investment income from $7,590 for the six months ended June 30, 2023 to $23,455 for the six months ended June 30, 2024 was primarily driven by our deployment of capital and invested balance of investments.
Expenses
The following table summarizes the Company’s expenses for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest and financing expenses	$1,625	$548	$2,547	$886
Incentive fee	1,213	319	2,382	515
Management fee	872	348	1,614	604
General and administrative expenses	773	678	1,103	1,321
Administrative services fee	500	172	1,006	349
Legal fees	478	—	563	—
Professional fees	200	259	408	402
Directors' fees	80	80	160	160
Placement fees	68	—	152	—
Organizational costs	—	52	—	286
Offering expenses	—	75	—	151
Total expenses	5,809	2,531	9,935	4,674
Total expenses before expense support increased to $5.8 million for the three months ended June 30, 2024 from $2.5 million for the three months ended June 30, 2023. Total expenses before expense support increased to $9.9 million for the six months ended June 30, 2024 from $4.7 million for the six months ended June 30, 2023.
Interest and financing expenses increased to $1,625 for the three months ended June 30, 2024 compared to $548 for the three months ended June 30, 2023 primarily due to an increase in the average principal amount of borrowings on our Subscription Facility, draw down in SBA-guaranteed debentures, ING Credit Facility and the increase in the weighted average stated interest rates. Interest and financing expenses increased to $2,547 for the six months ended June 30, 2024 compared to $886 for the six months ended June 30, 2023 primarily due to an increase in the average principal amount of borrowings on our Subscription Facility, draw down in SBA-guaranteed debentures, ING Credit Facility and the increase in the weighted average stated interest rates.
The increase in management fees for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 was driven by our deployment of capital and an increase in average gross assets. The increase in management fees for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 was driven by our deployment of capital and an increase in average gross assets.
Incentive fees increased to $1,213 for the three months ended June 30, 2024 when compared to $319 for the three months ended June 30, 2023 due to the increase in Net Investment Income. Incentive fees increased to $2,382 for the six months ended June 30, 2024 when compared to $515 for the six months ended June 30, 2023 due to the increase in Net Investment Income. Refer to Note 6 Investment Advisory Agreement of the Form 10-Q for a discussion of how the incentive fee is calculated.
The increase in administrative services fee to $500 for the three months ended June 30, 2024 when compared to $172 for the three months ended June 30, 2023 was due to the Company's allocable portion of overhead compensation, rent, office services and equipment, under the Company's Administration Agreement. The increase in administrative services fee to $1,006 for the six months ended June 30, 2024 when compared to $349 for the six months ended June 30, 2023 was due to the Company's allocable portion of overhead compensation, rent, office services and equipment, under the Company's Administration Agreement.
General and administrative expenses, legal fees, professional fees and placement fees increased to $1,519 during the three months ended June 30, 2024 when compared to $937 for the three months ended June 30, 2023 in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws. General and administrative expenses, legal fees, professional fees and placement fees increased to $2,226 during the six months ended June 30, 2024 when compared to $1,723 for the six months ended June 30, 2023 in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws.
The decrease in organizational costs to $— for the three months ended June 30, 2024 when compared to $52 for the three months ended June 30, 2023 was primarily related to the formation of the Company and/or the Company's subsidiaries. Refer to Note 1 of the Form 10-Q on details regarding organizational costs. The decrease in organizational costs to $0 for the six months ended June 30, 2024 when compared to $286 for the six months ended June 30, 2023 was primarily related to the formation of the Company and/or the Company's subsidiaries. Refer to Note 1 of the Form 10-Q on details regarding organizational costs.
Offering expenses decreased for the three months ended June 30, 2024 when compared to the three months ended June 30, 2023 in connection with the offering of shares of the Company's common stock, including out-of-pocket expenses of the Adviser and its agents and affiliates. Offering expenses decreased for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023 in connection with the offering of shares of the Company's common stock, including out-of-pocket expenses of the Adviser and its agents and affiliates. Refer to Note 1 of the Form 10-Q on details regarding offering costs.

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
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board approved the renewal of the Investment Advisory Agreement on June 4, 2024. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.
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
For the three and six months ended June 30, 2024, the Company incurred Management Fees of $872 and $1,614, respectively. For the three and six months ended June 30, 2023, the Company incurred Management Fees of $348 and $604, respectively. As of June 30, 2024 and December 31, 2023, there was $872 and $605 Management Fee payable to the Adviser, respectively.

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
For the three and six months ended June 30, 2024, the Company incurred Income-Based Fee of $1,213 and $2,382, respectively. For the three and six months ended June 30, 2023, the Company incurred Income-Based Fee of $319 and $515, respectively. As of June 30, 2024 and December 31, 2023, $1,212 and $565, respectively, remained payable.
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
For the three and six months ended June 30, 2024 and June 30, 2023, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of June 30, 2024 and December 31, 2023, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the three and six months ended June 30, 2024, the Company incurred $500 and $1,006, respectively, in fees under the Administrative Agreement. For the three and six months ended June 30, 2023, the Company incurred $172 and $349, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2024, other assets in the accompanying Consolidated Statements of Assets and Liabilities included $1,053 in prepaid administrative services cost which will be amortized over remainder of the year ended December 31, 2024. As of June 30, 2024 and December 31, 2023, $0 and $885, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
Capital Resources and Borrowings
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, subject to receipt of certain approvals and compliance with certain disclosure requirements, immediately after each such issuance. Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of

June 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 288.0% and 645.7%.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Company's total debt for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest expense	$1,469	$428	$2,190	$675
Non-usage fee (1)	10	20	26	42
Amortization of financing costs	146	100	331	169
Weighted average stated interest rate	7.17%	8.48%	6.93%	7.89%
Weighted average outstanding balance	$82,486	$20,252	$63,612	$17,247
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
Credit Facilities

ING Credit Facility

On June 18, 2024, Lafayette Square USA, Inc. (the “Company”) entered into a Senior Secured Revolving Credit Agreement (the “ING Credit Facility”) with ING Capital, LLC, as Administrative Agent, Lead Arranger, Bookrunner and Sustainability Structuring Agent.

The ING Credit Facility is guaranteed by certain subsidiaries of the Company in existence as of the closing date of the ING Credit Facility, and will be guaranteed by certain subsidiaries of the Company that are formed or acquired by the Company in the future (collectively, the “Guarantors”). Proceeds of the ING Credit Facility may be used for general corporate purposes, including the funding of portfolio investments.

The ING Credit Facility allows the Company initially to borrow up to $75 million, subject to certain restrictions, including availability under a borrowing base, which is based upon unused capital commitments made by investors in the Company and the value of eligible portfolio investments. The amount of permissible borrowings under the ING Credit Facility may be increased through an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing up to $250 million. The ING Credit Facility is secured by a perfected first-priority interest in the unused commitments of the Company’s investors and substantially all of the eligible portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

The availability period with respect to the revolving credit facility under the ING Credit Facility will terminate on June 19, 2028 (“Commitment Termination Date”) and the ING Credit Facility will mature on June 18, 2029 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company will be obligated to make mandatory prepayments under the ING Credit Facility out of the proceeds of certain asset sales and other recovery events.

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the ING Credit Facility in U.S. dollars will bear interest at either (i) term SOFR plus margin of 2.70% per annum, or (ii) the alternate base rate plus margin of 1.70% per annum. In each case, the annual interest rate will be adjustable based on a sustainability linked loan pricing structure that directly references our 2030 Goals, with ING acting as the sole Sustainability Structuring Agent. The Company may elect either the term SOFR or alternate base rate at the time of drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the ING Credit Facility in other permitted currencies will bear interest at the relevant rate specified therein plus an applicable margin (including any applicable credit spread adjustment).

The ING Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.

As of June 30, 2024 and December 31, 2023, the Company had $75.0 million and $0.0 million, respectively, in outstanding borrowings from the ING Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the ING Facility for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest expense	$215	$—	$215	$—
Non-usage fee (1)	—	—	—	—
Amortization of financing costs	9	—	9	—
Weighted average stated interest rate	8.08%	—%	8.08%	—%
Weighted average outstanding balance	$10,714	$—	$5,357	$—
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the ING Credit Facility.
Subscription Facility
On February 2, 2022, the Company entered into a subscription-based credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022, December 21, 2022, and February 1, 2024 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allows the Company to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base that is based upon unused capital commitments made by investors in the Company. The amount of permissible borrowings under the Subscription Facility may be increased to up to $1 billion with the consent of the lenders. The Subscription Facility matures on May 2, 2024 and bears interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 2.50% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility includes customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for credit facilities of this nature. On May 2, 2024, the Subscription Facility and all obligations thereunder were terminated.
As of June 30, 2024 and December 31, 2023, the Company had $0.0 million and $27.5 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest expense	$253	$133	$492	$299
Non-usage fee (1)	10	20	26	42
Amortization of financing costs	75	100	218	169
Weighted average stated interest rate	8.07%	8.09%	7.83%	7.10%
Weighted average outstanding balance	$12,659	$6,593	$12,642	$8,497
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital in SBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of June 30, 2024 and December 31, 2023, the Company funded SBIC LP with $82.5 million and $82.5 million, respectively, of regulatory capital, and have $82.5 million and $31.0 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a 2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.

The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2024:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	5.83%	0.047%
June 14, 2024	September 1, 2034	$45,540	5.91%	0.129%

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest expense	$611	$—	$1,093	$—
Non-usage fee	—	—	—	—
Amortization of financing costs	62	—	104	—
Weighted average stated interest rate	5.40%	—%	5.67%	—%
Weighted average outstanding balance (1)	$45,467	$—	$38,790	$—

(1)    The Company's initial borrowing under the SBA Debentures program occurred on September 15, 2023.

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

The Company entered into a repurchase agreement on March 15, 2023 (the "Synergi Repurchase Obligation") which was collateralized by the Company’s term loan to Synergi, LLC. Interest under the Synergi Repurchase Obligation was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. On June 2, 2023 the Company repurchased its obligation under the repurchase agreement.

On May 1, 2024, the Company entered into a repurchase agreement which was collateralized by the Company's term loans to Salt Dental Collective, LLC and Med Learning Group, LLC. Interest under these Repurchase Obligations are the same as the terms under the Synergy Repurchase Obligation as noted above.

As of June 30, 2024, there was $20.4 million outstanding under these Repurchase Obligations. As of December 31, 2023, there was no outstanding loan and interest payable balance to Macquarie.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Repurchase Obligation for the six months ended June 30, 2024 and June 30, 2023:

	For the three months ended June 30, 2024	For the three months ended June 30, 2023	For the six months ended June 30, 2024	For the six months ended June 30, 2023
Interest expense	$390	$295	$390	$376
Non-usage fee	—	—	—	—
Amortization of financing costs	—	—	—	—
Weighted average stated interest rate	11.50%	8.66%	11.50%	8.67%
Weighted average outstanding balance (1)	$13,645	$13,659	$6,822	$8,750
(1)    The Company's initial borrowing occurred on March 15, 2023.
The facilities of the Company consist of the following:

	June 30, 2024			December 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$75,000	$75,000	$—	$38,400	$27,500	$10,900
SBA-Guaranteed Debentures	82,500	82,500	—	36,960	31,000	5,960
Repurchase Obligation	20,355	20,355	—	—	—	—
Total	$177,855	$177,855	$—	$75,360	$58,500	$16,860

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of June 30, 2024 and December 31, 2023, we were not party to any off-balance sheet arrangements.
Recent Developments
On July 3, 2024, the Company submitted its application to the SBA for an additional commitment of $82.5 million, which will bring its total commitment to $165.0 million.
On July 5, 2024, the Company repaid principal and interest on its outstanding balance on the ING Credit Facility in the amount of $60.2 million. Subsequent to this repayment, the Company borrowed $4.0 million on July 18, 2024, and $23.0 million on July 29, 2024. As of the date of this Report, the outstanding principal balance on the ING Credit Facility is $42.0 million.
On July 30, 2024, the Company fully repurchased its obligation under the repurchase agreement with Macquarie (as defined below) that was collateralized by the Company’s term loan to Med Learning Group, LLC, and extended the Company's repurchase agreement collateralized by the term loan to Salt Dental Collective, LLC, for an additional 90-days See "Item 2. — Management’s Discussion and Analysis of Financial Condition and Results of Operations -— Repurchase Obligations" for more information regarding the terms of this repurchase agreement. As of the date of this Report, the Company has a repurchase obligation for a loan totaling of $11.0 million to Macquarie.
On July 31, 2024, the Company closed an additional $4.7 million in capital commitments increasing the total closed commitments to $407.2 million as of the date of this Report.
On July 25, 2024, the Company invested in a new senior secured first lien term loan in LC Hospitality LLC , with a term loan funded commitment of $9.4 million, bearing an interest rate of 3M Term SOFR + 5.50%, maturing on July 25, 2031.
In addition, as of this Report, we had an investment backlog and pipeline of approximately $107.6 million and $651.6 million, respectively. Investment backlog includes transactions approved by the Adviser’s investment committee and/or for which a formal mandate, letter of intent or a term sheet have been issued, and therefore we believe have a strong likelihood of closing. Investment pipeline includes transactions where initial due diligence has begun and/or analysis is in process, but no formal mandate, letter of intent or term sheets have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

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

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of June 30, 2024, approximately 97.6% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (including investments bearing a prime interest rate contracts) and approximately 0.4% of investments at fair value represent fixed-rate investments. Additionally, our subscription-based credit facility is also subject to a floating interest rate and currently paid on a floating SOFR rates. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2024 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of June 30, 2024, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2024, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	June 30, 2024
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$12,403	$(4,725)	$7,678
Up 200 basis points	$8,269	$(3,150)	$5,119
Up 100 basis points	$4,134	$(1,575)	$2,559
Down 100 basis points	$(4,134)	$1,575	$(2,559)
Down 200 basis points	$(8,269)	$3,150	$(5,119)
Down 300 basis points	$(12,403)	$4,725	$(7,678)
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of June 30, 2024, our internal control over financial reporting is effective based on those criteria.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended June 30, 2024, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 .
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the six months ended June 30, 2024 were reported in our current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules

No.	Description
3.1	Certificate of Incorporation of the Registrant(1)
3.2	Amendment to Certificate of Incorporation(2)
3.3	Form of Bylaws(1)
3.4	Amendment to Bylaws(3)
10.1
Senior Secured Revolving Credit Agreement dated June 18, 2024, among the Company, the subsidiary guarantors party thereto, the lenders party thereto and ING Capital LLC, as administrative agent, lead arranger, bookrunner and sustainability structuring agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 3, 2022 and incorporated herein by reference).

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

Lafayette Square USA, Inc.

Date: August 8, 2024	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: August 8, 2024	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 8, 2024.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the
Damien Dwin	Board of Directors

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu