Form 10-Q
period 2024-09-30
Lafayette Square USA, Inc.
filed 2024-11-07
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______ to______
Commission File Number 814-01427
LAFAYETTE SQUARE USA, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-2807075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
175 SW 7th St, Unit 2307
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 7, 2024 the Registrant had 23,797,438 shares of common stock, $0.001 par value per share, outstanding.

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
•the ability of our subsidiaries to maintain their small business investment companies licenses from the Small Business Administration (the "SBA"), like the license for a small business investment company ("SBIC")

currently held by Lafayette Square SBIC, LP and the license for a specialized small business investment company ("SSBIC") currently held by Lafayette Square SSBIC, LP, and the potential benefits from having such licenses;
•our ability to adhere to or meet our goals, including our 2030 Goals (as defined herein);
•our ability to deploy at least 51% of our invested capital with working class communities;
•our ability to improve the retention, well-being, and productivity of employees in our portfolio companies;
•our ability to enhance the risk-adjusted financial returns of our portfolio companies;
•our ability to convince our portfolio companies to use our services platform, Worker Solutions®;
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

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $434,166 and $244,442 as of September 30, 2024 and December 31, 2023, respectively)	$433,974	$246,342
Non-controlled/affiliated investments at fair value (amortized cost of $26,936 and $27,081 as of September 30, 2024 and December 31, 2023, respectively)	27,180	27,251
Cash and cash equivalents	216,880	109,771
Deferred financing costs	7,234	1,094
Interest receivable	1,797	961
Due from affiliate	130	—
Other assets	1,214	407
Total assets	$688,409	$385,826

Liabilities
SBA-guaranteed debentures (see Note 5)	$165,005	$31,000
Secured borrowings (see Note 5)	147,000	27,500
Reverse repurchase agreement (see Note 5)	10,996	—
Distributions payable	7,460	3,937
Deferred revenue payable	4,404	—
Incentive fee payable (see Note 6)	1,312	565
Accounts payable and accrued expenses	1,105	1,277
Management fee payable (see Note 6)	1,147	605
Interest and financing payable	789	695
Income tax payable	156	—
Due to affiliate	97	123
Administrative services fee payable (see Note 6)	—	885
Total liabilities	339,471	66,587
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 23,633,167 and 21,502,768 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively)	24	22
Paid-in capital in excess of par	349,095	317,677
Distributable earnings (losses)	(181)	1,540
Total net assets	348,938	319,239
Total liabilities and net assets	$688,409	$385,826

Net asset value per common share	$14.76	$14.85
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$13,813	$4,139	$33,372	$9,784
Fee income	219	18	706	28
Interest income from non-controlled/affiliated investments:
Cash	14	860	1,604	2,250
Fee income	—	—	66	—
Interest from cash and cash equivalents	518	724	2,271	1,269
Total investment income	14,564	5,741	38,019	13,331

Expenses:
Interest and financing expenses (see Note 5)	$2,714	$307	$5,261	$1,193
Incentive fee (see Note 6)	1,312	535	3,694	1,050
Management fee (see Note 6)	1,147	431	2,761	1,035
General and administrative expenses	346	601	1,449	1,922
Administrative services fee (see Note 6)	500	251	1,506	600
Legal fees	366	—	929	—
Professional fees	349	449	757	851
Income tax expense	236	—	236	—
Directors' fees	80	80	240	240
Placement fees	64	—	216	—
Organizational costs (See Note 2)	—	46	—	332
Offering expenses	—	—	—	151
Total expenses	7,114	2,700	17,049	7,374
Expense support reimbursement (see Note 6)	—	123	—	452
Total expenses, including expenses support reimbursement	7,114	2,823	17,049	7,826
Net investment income (loss)	7,450	2,918	20,970	5,505

Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	(2,832)	767	(2,092)	954
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	(15)	(209)	74	(154)
Total net change in unrealized gains (losses) on investments	(2,847)	558	(2,018)	800
Net increase (decrease) in net assets resulting from operations	$4,603	$3,476	$18,952	$6,305
Weighted average common shares outstanding	22,614,966	13,053,832	22,126,853	10,254,893

Lafayette Square USA, Inc.
Consolidated Statements of Operations (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Net investment income (loss) per common share (basic and diluted)	$0.33	$0.22	$0.95	$0.54
Earnings (loss) per common share (basic and diluted)	$0.20	$0.27	$0.86	$0.61
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at June 30, 2023	13,038,253	$13	$193,022	$(593)	$192,442
Capital transactions:
Issuance of common stock	—	—	—	—	—
Reinvestment of stockholder distributions	29,859	—	440	—	440
Net increase in net assets from capital transactions	29,859	—	440	—	440
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	2,918	2,918
Net change in unrealized gain (losses)	—	—	—	558	558
Total increase (decrease) in net assets resulting from operations	—	—	—	3,476	3,476
Distributions to stockholders from:
Distributable earnings	—	—	—	(2,614)	(2,614)
Total distributions to stockholders	—	—	—	(2,614)	(2,614)
Total increase (decrease) for the three months ended September 30, 2023	29,859	—	440	862	1,302
Balance, September 30, 2023	13,068,112	$13	$193,462	$269	$193,744

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at June 30, 2024	22,458,336	$23	$331,672	$2,676	$334,371
Capital transactions:
Issuance of common stock	1,027,611	1	15,227	—	15,228
Reinvestment of stockholder distributions	147,220	—	2,196	—	2,196
Net increase in net assets from capital transactions	1,174,831	1	17,423	—	17,424
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	7,450	7,450
Net change in unrealized gain (losses)	—	—	—	(2,847)	(2,847)
Total increase (decrease) in net assets resulting from operations	—	—	—	4,603	4,603
Distributions to stockholders from:
Distributable earnings	—	—	—	(7,460)	(7,460)
Total distributions to stockholders	—	—	—	(7,460)	(7,460)
Total increase (decrease) for the three months ended September 30, 2024	1,174,831	1	17,423	(2,857)	14,567
Balance, September 30, 2024	23,633,167	$24	$349,095	$(181)	$348,938

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2022	4,916,554	$5	$72,610	$(833)	$71,782
Capital transactions:
Issuance of common stock	8,091,531	8	119,964	—	119,972
Reinvestment of stockholder distributions	60,027	—	888	—	888
Net increase in net assets from capital transactions	8,151,558	8	120,852	—	120,860
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	5,505	5,505
Net change in unrealized gain (losses)	—	—	—	800	800
Total increase (decrease) in net assets resulting from operations	—	—	—	6,305	6,305
Distributions to stockholders from:
Distributable earnings	—	—	—	(5,203)	(5,203)
Total distributions to stockholders	—	—	—	(5,203)	(5,203)
Total increase (decrease) for the nine months ended September 30, 2023	8,151,558	8	120,852	1,102	121,962
Balance, September 30, 2023	13,068,112	$13	$193,462	$269	$193,744

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2023	21,502,768	$22	$317,677	$1,540	$319,239
Capital transactions:
Issuance of common stock	1,760,704	2	26,222	—	26,224
Reinvestment of stockholder distributions	369,695	—	5,196	—	5,196
Net increase in net assets from capital transactions	2,130,399	2	31,418	—	31,420
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	20,970	20,970
Net change in unrealized gain (losses)	—	—	—	(2,018)	(2,018)
Total increase (decrease) in net assets resulting from operations	—	—	—	18,952	18,952
Distributions to stockholders from:
Distributable earnings	—	—	—	(20,673)	(20,673)
Total distributions to stockholders	—	—	—	(20,673)	(20,673)
Total increase (decrease) for the nine months ended September 30, 2024	2,130,399	2	31,418	(1,721)	29,699
Balance, September 30, 2024	23,633,167	$24	$349,095	$(181)	$348,938
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$18,952	$6,305
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	2,018	(800)
Purchases of investments	(205,399)	(86,060)
Net accretion of discount on investments	(975)	(290)
Proceeds from sales and repayments of investments	16,795	1,215
Amortization of deferred financing costs	522	294
Changes in operating assets and liabilities:
Interest receivable	(836)	(617)
Due from affiliate	(130)	—
Deferred offering costs	—	151
Other assets	(807)	(115)
Deferred revenue payable	4,404	—
Accounts payable and accrued expenses	(172)	360
Management fee payable	542	264
Incentive fee payable	747	535
Administrative services fee payable	(885)	(299)
Interest and financing payable	94	(175)
Income tax payable	156	—
Due to affiliate	(26)	821
Net cash provided by (used in) operating activities	(165,000)	(78,411)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	26,224	119,972
Distributions paid	(11,954)	(1,701)
Proceeds from secured borrowings	245,400	77,448
Repayments of secured borrowings	(125,900)	(85,548)
Proceeds from reverse repurchase agreement	20,355	—
Repayments of reverse repurchase agreement	(9,359)	—
Proceeds from SBA-guaranteed debentures	134,005	31,000
Deferred financing costs paid	(6,662)	(1,228)
Net cash provided by (used in) financing activities	272,109	139,943

Net increase (decrease) in cash and cash equivalents	107,109	61,532
Cash and cash equivalents at beginning of period	109,771	20,687
Cash and cash equivalents at end of period	$216,880	$82,219

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Supplemental information:
Cash paid for interest	$4,477	$644
Shares issued from dividend reinvestment plan	$5,196	$888
Accrual for deferred financing costs	$7,234	$1,240
Income tax paid	$80	$—
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
September 30, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+	6.95%	12.27%	1/15/2029	$20,334	$20,236	$20,334	5.8%
Zero Waste Recycling LLC	(6)(7)(8)	First lien senior secured loan	S+	6.45%	11.77%	5/15/2026	4,222	4,277	4,227	1.2%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+	6.45%	11.77%	5/15/2026	13,216	13,139	13,216	3.8%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	2/16/2027	1,703	1,703	1,660	0.5%
ZWR Holdings, Inc.		Warrants					24,953	—	—	—%
								39,355	39,437	11.3%
Construction & Engineering
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.75%	12.22%	7/2/2027	13,039	12,745	13,039	3.7%
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.25%	11.23%	7/2/2027	3,000	2,905	3,000	0.9%
Synergi, LLC	(6)(7)	First lien senior secured loan	S+	7.50%	12.37%	12/17/2027	17,618	17,500	17,309	5.0%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+	7.50%	—%	12/17/2027	—	(24)	(66)	—%
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+	5.50%	10.46%	4/17/2026	10,814	10,744	10,814	3.1%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	5.50%	10.95%	5/25/2029	12,187	12,182	12,187	3.5%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.50%	10.82%	5/25/2029	1,253	1,253	1,253	0.4%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.50%	10.93%	5/25/2029	33	24	33	—%
								57,329	57,569	16.6%
Consumer Discretionary
Med Learning Group, LLC	(6)(7)	First lien senior secured loan	S+	6.50%	11.10%	12/30/2027	15,610	15,474	15,610	4.5%
Med Learning Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.50%	—%	12/30/2027	—	(19)	—	—%
								15,455	15,610	4.5%
Consumer Services
LC Hospitality, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.50%	10.10%	7/25/2031	9,588	9,494	9,494	2.7%
								9,494	9,494	2.7%
Education
3360 Frankford LLC		Equity					2,459	2,459	2,459	0.7%
								2,459	2,459	0.7%
Environmental & Facilities Services
Ironhorse Purchaser, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.25%	—%	9/30/2027	—	(102)	—	—%
Ironhorse Purchaser, LLC	(6)(7)	First lien senior secured loan	S+	5.25%	10.10%	9/30/2027	10,047	9,884	10,047	2.9%
								9,782	10,047	2.9%
Food & Staples Retailing
Capital City LLC	(6)(7)(8)(15)	First lien senior secured loan	S+	8.00%	—%	9/20/2029	—	(25)	—	—%
Capital City LLC	(6)(7)(15)	First lien senior secured loan	S+	8.00%	12.81%	9/20/2029	500	495	495	0.1%
								470	495	0.1%
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	10.35%	11/10/2028	9,917	9,804	9,884	2.8%
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	10.35%	11/10/2028	1,695	1,625	1,685	0.5%
MSPB MSO, LLC	(6)(7)	First lien senior secured loan	S+	5.75%	10.35%	11/10/2028	8,413	8,333	8,403	2.4%
								19,762	19,972	5.7%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)	First lien senior secured loan	S+	6.75%	11.70%	2/15/2028	17,813	17,632	17,678	5.1%
								17,632	17,678	5.1%
Health Care Services
Critical Nurse Staffing, LLC	(6)(7)(12)	First lien senior secured loan	S+	6.50%	11.88%	11/1/2026	13,803	13,696	13,803	4.0%
								13,696	13,803	4.0%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.00%	11.87%	11/15/2024	1,000	999	1,000	0.3%
								999	1,000	0.3%
Independent Power & Renewable Electricity Producer
National Carbon Technologies – California, LLC		Bonds		12.25%	12.25%	5/31/2029	5,067	5,051	5,051	1.4%
								5,051	5,051	1.4%
Industrials
truCurrent LLC	(6)(7)(8)	First lien senior secured loan	S+	7.25%	—%	2/12/2029	—	(109)	—	—%
truCurrent LLC	(6)(7)	First lien senior secured loan	S+	7.25%	11.86%	2/12/2029	12,500	12,386	12,500	3.6%
								12,277	12,500	3.6%
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9) (12)	First lien senior secured loan	S+	9.35%	14.75%	5/14/2026	3,425	3,394	3,425	1.0%
								3,394	3,425	1.0%
Leisure Facilities
Dance Nation Holdings LLC	(6)(7)	First lien senior secured loan	S+	7.00%	11.87%	8/24/2028	31,895	31,633	31,857	9.1%
Dance Nation Holdings LLC	(6)(7)(8)	First lien senior secured loan	S+	7.00%	12.21%	8/24/2028	3,304	3,272	3,299	0.9%
Dance Nation Topco LLC		Preferred Equity					1,652,200	1,652	1,652	0.5%
								36,557	36,808	10.5%
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.45%	13.66%	12/3/2026	7,596	7,573	7,245	2.1%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.45%	13.66%	12/3/2026	20,625	20,562	19,671	5.6%
								28,135	26,916	7.7%
Professional Services
M&S Acquisition Corporation	(6)(7)(12)	First lien senior secured loan	S+	6.50%	11.87%	12/19/2028	42,322	41,955	42,322	12.1%
								41,955	42,322	12.1%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	13.57%	10/6/2026	2,000	1,986	1,986	0.6%
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	13.57%	10/6/2026	3,000	2,976	2,976	0.9%
								4,962	4,962	1.5%
Restaurants
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+	7.00%	12.67%	12/30/2027	2,341	2,313	2,341	0.7%
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+	7.00%	12.67%	12/30/2027	334	330	334	0.1%
Café Zupas, L.C	(6)(7)(12)	First lien senior secured loan	S+	7.00%	12.67%	12/30/2027	8,359	8,288	8,359	2.4%
								10,931	11,034	3.2%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)	First lien senior secured loan	S+	6.75%	11.35%	5/30/2029	42,000	41,603	39,900	11.4%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants					166,108	—	—	—%
								41,603	39,900	11.4%
Software
CentralBDC Enterprises, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.00%	9.85%	6/11/2029	1,263	1,248	1,263	0.4%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
CentralBDC Enterprises, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.00%	9.85%	6/11/2029	16,800	16,698	16,800	4.8%
								17,946	18,063	5.2%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(8) (12)	First lien senior secured loan	S+	6.45%	11.32%	6/21/2028	16,267	16,020	16,267	4.7%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)	First lien senior secured loan	S+	6.45%	11.32%	6/21/2028	15,696	15,535	15,696	4.5%
								31,555	31,963	9.2%
Utilities
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.35%	6/28/2029	13,466	13,367	13,466	3.9%
								13,367	13,466	3.9%
Total non-controlled/non-affiliated investments								434,166	433,974	124.6%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(12)	First lien senior secured loan	S+	7.50%	12.37%	10/7/2027	18,781	18,673	18,781	5.4%
GK9 Global Companies, LLC	(6)(7)(8) (12)	First lien senior secured loan	S+	7.50%	12.37%	10/7/2027	3,399	3,382	3,399	1.0%
IVM GK9 Holdings LLC	(12)	Equity					14,969	4,881	5,000	1.4%
								26,936	27,180	7.8%
Total non-controlled/affiliated investments								26,936	27,180	7.8%
Controlled/affiliated investments (10)
Food Retail
Neighborhood Grocery Catalyst Fund LLC	(8)(14)	Equity					—	—	—	—%
								—	—	—%
Total controlled/affiliated investments								—	—	—%

Total Portfolio Investments								$461,102	$461,154	132.4%

(1)	Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement of Investments."
(2)	All investments were qualifying assets as defined under Section 55(a) of the Investment Company Act of 1940 (the "1940 Act").
(3)	All investments are denominated in U.S. dollars unless otherwise noted. The prior year table has been modified to conform to the current year.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $348,938 as of September 30, 2024.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 4.00%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. As of September 30, 2024, the reference rates for our variable rate loans were the 90-day SOFR at 4.59% and 30-day SOFR at 4.85%.

(8)	Position or portion thereof is an unfunded loan or equity commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2024:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2024

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Zero Waste Recycling LLC	0.50%	Delayed Draw Term Loan	5/15/2026	$766	$—
Ironhorse Purchaser, LLC	1.00%	Delayed Draw Term Loan	9/30/2027	6,377	—
GK9 Global Companies, LLC	0.50%	Delayed Draw Term Loan	10/07/2027	1,940	—
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	(66)
Café Zupas, L.C	0.50%	Delayed Draw Term Loan	12/30/2027	1,003	—
Café Zupas, L.C	0.50%	Revolver	12/30/2027	223	—
Med Learning Group LLC	1.00%	Delayed Draw Term Loan	12/30/2027	4,281	—
Best Friends Pet Care Holdings Inc.	0.50%	Delayed Draw Term Loan	6/21/2028	8,366	—
Dance Nation Holdings LLC	0.50%	Revolver	8/24/2028	826	(1)
MSPB MSO, LLC	0.38%	Delayed Draw Term Loan	11/10/2028	17,630	(21)
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	6,781	(8)
truCurrent LLC	0.50%	Delayed Draw Term Loan	2/12/2029	25,000	—
Trilon Group, LLC	1.00%	Delayed Draw Term Loan	5/25/2029	1,347	—
Trilon Group, LLC	0.50%	Revolver	5/25/2029	883	—
CentralBDC Enterprises, LLC	0.50%	Revolver	6/11/2029	1,895	—
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	12,500	—
National Carbon Technologies – California, LLC	—%	Bonds	5/25/2029	14,933	—
Capital City LLC	—%	Delayed Draw Term Loan	9/20/2029	2,500	—
				$111,001	$(96)

(9)	The Company categorized its unitranche loan as First Lien Senior Secured Loan. The First Lien Senior Secured Loan is comprised of two components: a first out tranche (“First Out”) and last out tranche (“Last Out”). The Company syndicates the First Out tranche and retains the Last Out tranche. The First Out and Last Out tranches have the same maturity date. Interest disclosed reflects the contractual rate of First Lien Senior Secured Loan. The First Out tranche has priority over the Last Out tranche with respect to payments of principal, interest and any amounts due thereunder. The Company may be entitled to receive additional interest as a result of the Agreement Among Lenders (“AAL”) entered into with the First Out lender. In exchange for the higher interest rate, the Last Out tranche is at a greater risk of loss.
(10)	Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2024, the Company does not “control” any of these portfolio companies. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2024, the Company’s non-controlled/affiliated investments and controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2024	Investment Income
GK9 Global Companies, LLC	$22,350	$25	$(170)	$(25)	$22,180	$1,670
IVM GK9 Holdings LLC	4,901	—	—	99	5,000	—
Non-controlled/affiliated investments	$27,251	$25	$(170)	$74	$27,180	$1,670

Controlled/affiliated investments	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2024	Investment Income
Neighborhood Grocery Catalyst Fund LLC	$—	$—	$—	$—	$—	$—
Controlled/affiliated investments	$—	$—	$—	$—	$—	$—

(11)	Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.
(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns a 31.25% share in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
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
September 30, 2024
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
Additionally, the Company formed (i) a wholly-owned subsidiary, Lafayette Square SBIC, LP (“SBIC LP”), a small business investment company (“SBIC”) licensed by the U.S. Small Business Administration (the "SBA"), to invest in eligible “small businesses” as defined by the SBA and (ii) a wholly-owned subsidiary, Lafayette Square SSBIC, LP ("SSBIC LP"), a specialized small business investment company ("SSBIC") licensed by the SBA, to invest in eligible "small businesses: as defined by the SBA. SBIC LP received its SBIC license on February 1, 2023 (made effective as of January 27, 2023) and SSBIC LP received its SSBIC license on September 12, 2024. SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations), and SSBIC license to borrow an additional $175.0 million of SBA-guaranteed debentures with at least $87.5 million in regulatory capital, subject to the SBA’s approval. As a result, the Company has access to up to $350.0 million in SBA-guaranteed debentures amongst its family of SBIC funds under common control. The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of each subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2024. The results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.
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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit Insurance Corporation insurance limits. As of September 30, 2024 and December 31, 2023, the Company held $216,880 and $109,771 in cash and cash equivalents, respectively, of which no cash or cash equivalents were restricted. Of the total cash and cash equivalents balance, $216,880 and $109,771 were held in an interest bearing account with U.S. Bank National Association as of September 30, 2024 and December 31, 2023, respectively. For the three and nine months ended September 30, 2024 the Company earned $518 and $2,271, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2023 the Company earned $724 and $1,269, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations.
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
The Company may incur organization and offering expenses of up to $1 million in connection with the formation of the Company and the offering of shares of its common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. The Company reimburses the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of September 30, 2024, the Company incurred $804 (since inception) of organization and offering costs.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through September 30, 2024.

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

Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$445,356	96.5%	$445,332	96.5%
Equity	7,340	1.6%	7,459	1.6%
Subordinated debt	1,703	0.4%	1,660	0.4%
Preferred equity	1,652	0.4%	1,652	0.4%
Bonds	5,051	1.1%	5,051	1.1%
Warrants	—	—%	—	—%
Total	$461,102	100.0%	$461,154	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$263,118	96.9%	$265,287	97.0%
Equity	4,881	1.8%	4,901	1.8%
Subordinated debt	1,872	0.7%	1,753	0.6%
Preferred equity	1,652	0.6%	1,652	0.6%
Warrants	—	—%	—	—%
Total	$271,523	100.0%	$273,593	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2024 and December 31, 2023. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2024
	Amortized Cost		Fair Value
Far West	$83,474	18.1%	$84,092	18.3%
Gulf Coast	84,408	18.3%	83,682	18.1%
Great Lakes	73,048	15.8%	71,804	15.6%
Mid-Atlantic	68,287	14.9%	68,404	14.9%
Empire	49,469	10.7%	50,032	10.8%
Southeast	46,698	10.1%	47,152	10.2%
Four Corners	38,086	8.3%	38,310	8.3%
Cascade	17,632	3.8%	17,678	3.8%
Total	$461,102	100.0%	$461,154	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Far West	$70,645	26.0%	$71,013	26.0%
Gulf Coast	44,775	16.5%	45,107	16.5%
Mid-Atlantic	39,607	14.6%	39,697	14.5%
Southeast	35,256	13.0%	35,642	13.0%
Four Corners	32,910	12.1%	33,114	12.1%
Great Lakes	24,924	9.2%	25,455	9.3%
Empire	15,566	5.7%	15,625	5.7%
Cascade	7,840	2.9%	7,940	2.9%
Total	$271,523	100.0%	$273,593	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,291	14.4%	$66,617	14.5%
Construction & Engineering	57,329	12.4%	57,569	12.5%
Specialized Consumer Services	31,555	6.8%	31,963	6.9%
Professional Services	41,955	9.1%	42,322	9.2%
Road & Rail	41,603	9.0%	39,900	8.7%
Leisure Facilities	36,557	7.9%	36,808	8.0%
Media	28,135	6.1%	26,916	5.8%
Health Care Equipment & Services	19,762	4.3%	19,972	4.3%
Software	17,946	3.9%	18,063	3.9%
Health Care Providers & Services	17,632	3.8%	17,678	3.8%
Consumer Discretionary	15,455	3.4%	15,610	3.4%
Health Care Services	13,696	3.0%	13,803	3.0%
Utilities	13,367	2.9%	13,466	2.9%
Industrials	12,277	2.7%	12,500	2.7%
Restaurants	10,931	2.4%	11,034	2.4%
Environmental & Facilities Services	9,782	2.1%	10,047	2.2%
Consumer Services	9,494	2.1%	9,494	2.1%
Independent Power & Renewable Electricity Producer	5,051	1.1%	5,051	1.1%
Real Estate Management & Development	4,962	1.1%	4,962	1.1%
IT Services	3,394	0.7%	3,425	0.7%
Education	2,459	0.5%	2,459	0.5%
Hotels, Restaurants & Leisure	999	0.2%	1,000	0.2%
Food & Staples Retailing	470	0.1%	495	0.1%
Food Retail	—	—%	—	—%
Total	$461,102	100.0%	$461,154	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Construction & Engineering	$57,458	21.3%	$58,360	21.2%
Commercial Services & Supplies	45,747	16.8%	45,828	16.8%
Professional Services	34,254	12.6%	34,254	12.5%
Leisure Facilities	33,439	12.3%	33,789	12.4%
Media	28,467	10.5%	28,594	10.5%
Specialized Consumer Services	15,566	5.7%	15,625	5.7%
Health Care Services	13,773	5.1%	13,773	5.0%
Environmental & Facilities Services	9,795	3.6%	9,922	3.6%
Restaurants	8,683	3.2%	8,722	3.2%
Health Care Equipment & Services	8,175	3.0%	8,391	3.1%
Health Care Providers & Services	7,840	2.9%	7,940	2.9%
IT Services	3,380	1.2%	3,425	1.3%
Real Estate Management & Development	2,952	1.1%	2,970	1.1%
Hotels, Restaurants & Leisure	1,994	0.7%	2,000	0.7%
Total	$271,523	100.0%	$273,593	100.0%
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
The consolidated financial statements include portfolio investments at fair value of $461,154 and $273,593 as of September 30, 2024 and December 31, 2023, respectively. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of September 30, 2024 and December 31, 2023.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$445,332	$445,332
Equity	—	—	7,459	7,459
Subordinated debt	—	—	1,660	1,660
Preferred equity	—	—	1,652	1,652
Bonds	—	—	5,051	5,051
Warrants	—	—	—	—
Total Investments	$—	$—	$461,154	$461,154

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$265,287	$265,287
Equity	—	—	4,901	4,901
Subordinated debt	—	—	1,753	1,753
Preferred equity	—	—	1,652	1,652
Warrants	—	—	—	—
Total Investments	$—	$—	$273,593	$273,593
The carrying value of the Credit Facility and SBA-guaranteed debentures approximates fair value as of September 30, 2024 and December 31, 2023, and is considered Level 3.
The following table provides a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2024 and September 30, 2023.

	For the nine months ended September 30, 2024
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Bonds	Equity	Preferred Equity	Warrants	Total Investments
Balance as of December 31, 2023	$265,287	$1,753	$—	$4,901	$1,652	$—	$273,593
Purchases of investments and other adjustments to cost	197,747	143	5,050	2,459	—	—	205,399
Proceeds from sales and repayments of investments	(16,483)	(312)	—	—	—	—	(16,795)
Net realized gain (loss)	—	—	—	—	—	—	—
Net accretion of discount on investments	974	—	1	—		—	975
Net change in unrealized gain (loss) on investments	(2,193)	76	—	99	—	—	(2,018)
Balance as of September 30, 2024	$445,332	$1,660	$5,051	$7,459	$1,652	$—	$461,154

	For the nine months ended September 30, 2023
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Warrants	Total Investments
Balance as of December 31, 2022	$78,156	$1,556	$4,631	$—	$—	$84,343
Purchases of investments and other adjustments to cost	84,026	132	250	1,652	—	86,060
Proceeds from sales and repayments of investments	(1,215)	—	—	—	—	(1,215)
Net realized gain (loss)	—	—	—	—	—	—
Net accretion of discount on investments	290	—	—	—	—	290
Net change in unrealized gain (loss) on investments	924	(2)	(122)	—	—	800
Balance as of September 30, 2023	$162,181	$1,686	$4,759	$1,652	$—	$170,278
For the nine months ended September 30, 2024 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on September 30, 2024 was $(2,018) as shown on the Consolidated Statements of Operations. For the nine months ended September 30, 2023 the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on September 30, 2023 was $800 as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2024 and September 30, 2023.
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
The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2024 and December 31, 2023.

					Range
	Fair Value, as of September 30, 2024	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$389,481	Discounted Cash Flow	Discount Rate	10.2%	7.8%	15.6%
First lien senior secured loans	39,900	Comparable Multiples	EV/EBITDA	8.0x	7.0x	9.0x
First lien senior secured loans	15,951	Amortized Cost	Cost	N/A	N/A	N/A
Equity	5,000	Comparable Multiples	EV/EBITDA	6.8x	6.5x	7.0x
Equity	2,459	Amortized Cost	Cost	N/A	N/A	N/A
Subordinated debt	1,660	Discounted Cash Flow	Discount Rate	15.1%	14.8%	15.5%
Preferred equity	1,652	Comparable Multiples	EV/EBITDA	8.5x	8.3x	8.8x
Bonds	5,051	Amortized Cost	Cost	N/A	N/A	N/A
Warrants	—	Comparable Multiples	EV/EBITDA	7.9x	7.0x	9.0x
Total Level 3 Assets	$461,154

					Range
	Fair Value, as of December 31, 2023	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$169,630	Discounted Cash Flow	Discount Rate	11.5%	9.9%	14.1%
First lien senior secured loans	95,657	Amortized Cost	Cost	N/A	N/A	N/A
Equity	4,901	Comparable Multiples	EV/EBITDA	6.8x	6.5x	7.0x
Subordinated debt	1,753	Discounted Cash Flow	Discount Rate	16.3%	15.8%	16.8%
Preferred equity	1,652	Comparable Multiples	EV/EBITDA	6.3x	6.0x	6.5x
Warrants	—	Comparable Multiples	EV/EBITDA	8.5x	8.3x	8.8x
Total Level 3 Assets	$273,593
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
Note 5. Debt
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, subject to receipt of certain approvals and compliance with certain disclosure requirements, immediately after each such issuance. Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 320.9% and 645.7%.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Company's total debt for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest expense	$2,478	$160	$4,668	$835
Non-usage fee (1)	45	22	71	64
Amortization of financing costs	191	125	522	294
Weighted average stated interest rate	6.60%	6.74%	6.75%	7.64%
Weighted average outstanding balance	$149,376	$9,419	$92,408	$14,609
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.
Credit Facilities

ING Credit Facility

On June 18, 2024, Lafayette Square USA, Inc. (the “Company”) entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented, or otherwise modified from time to time, the “ING Credit Facility”) with ING Capital, LLC, as Administrative Agent, Lead Arranger, Bookrunner and Sustainability Structuring Agent.

On September 20, 2024, the Company entered into Amendment No. 1 to the Senior Secured Revolving Credit Agreement (the “First Amendment”), which amends the ING Credit Facility. The parties to the First Amendment include the Company, the lenders party thereto, Subsidiary Guarantors party thereto and ING Capital LLC, as Administrative Agent. The First Amendment provides for, among other things, an upsize in the total commitments from lenders under the credit facility from $75,000,000 to $150,000,000.

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

The ING Credit Facility allows the Company to borrow up to $150 million, subject to certain restrictions, including availability under a borrowing base, which is based upon unused capital commitments made by investors in the Company and the value of eligible portfolio investments. The amount of permissible borrowings under the ING Credit Facility may be increased through an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing up to an aggregate of $250 million. The ING Credit Facility is secured by a perfected first-

priority interest in the unused commitments of the Company’s investors and substantially all of the eligible portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

As of September 30, 2024 and December 31, 2023, the Company had $147.0 million and $0.0 million, respectively, in outstanding borrowings from the ING Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the ING Facility for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest expense	$888	$—	$1,103	$—
Non-usage fee (1)	45	—	45	—
Amortization of financing costs	60	—	69	—
Weighted average stated interest rate	8.95%	—%	8.77%	—%
Weighted average outstanding balance	$39,478	$—	$16,814	$—
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the ING Credit Facility.
Subscription Facility
On February 2, 2022, the Company entered into a subscription-based credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022, December 21, 2022, and February 1, 2024 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allowed the Company to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base that was based upon unused capital commitments made by investors in the Company. The amount of permissible borrowings under the Subscription Facility could be increased to up to $1 billion with the consent of the lenders. The Subscription Facility matured on May 2, 2024 and bore interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 2.50% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility is secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility included customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for credit facilities of this nature. On May 2, 2024, the Subscription Facility and all obligations thereunder were terminated.
As of September 30, 2024 and December 31, 2023, the Company had $0.0 million and $27.5 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest expense	$—	$76	$492	$375
Non-usage fee (1)	—	22	26	64
Amortization of financing costs	—	97	218	266
Weighted average stated interest rate	—%	7.49%	7.83%	7.17%
Weighted average outstanding balance	$—	$4,028	$8,397	$6,991
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital in SBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of September 30, 2024 and December 31, 2023, the Company funded SBIC LP with $82.5 million and $82.5 million, respectively, of regulatory capital, and have $165.0 million and $31.0 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a 2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.

The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2024:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	$45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	$82,505	5.09%	0.129%

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest expense	$1,355	$84	$2,448	$84
Non-usage fee	—	—	—	—
Amortization of financing costs	131	28	235	28
Weighted average stated interest rate	5.62%	6.10%	5.64%	6.10%
Weighted average outstanding balance (1)	$95,952	$5,391	$57,983	$1,817

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

The Company entered into two repurchase agreements on May 1, 2024 which were collateralized by the Company’s term loans to each of Salt Dental Collective (the "Salt Repurchase Obligation") and Med Learning Group, LLC (the "MLG Repurchase Obligation" and together with the Salt Repurchase Obligation, the "May 2024 Repurchase Obligations"). Interest under each of the May 2024 Repurchase Obligations was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. On July 30, 2024 the Company repurchased its obligation under the MLG Repurchase Obligation.

As of September 30, 2024, there was $11.0 million outstanding under these Repurchase Obligations. As of December 31, 2023, there was no outstanding loan and interest payable balance to Macquarie.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Repurchase Obligation for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest expense	$235	$—	$625	$376
Non-usage fee	—	—	—	—
Amortization of financing costs	—	—	—	—
Weighted average stated interest rate	6.68%	—%	9.05%	8.67%
Weighted average outstanding balance (1)	$13,946	$—	$9,214	$5,801
(1)    The Company's initial borrowing occurred on March 15, 2023.
The facilities of the Company consist of the following:

	September 30, 2024			December 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$150,000	$147,000	$3,000	$38,400	$27,500	$10,900
SBA-Guaranteed Debentures	165,005	165,005	—	36,960	31,000	5,960
Repurchase Obligation	10,996	10,996	—	—	—	—
Total	$326,001	$323,001	$3,000	$75,360	$58,500	$16,860

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
For the three and nine months ended September 30, 2024, the Company incurred Management Fee expense of $1,147 and $2,761, respectively. For the three and nine months ended September 30, 2023, the Company incurred Management Fee expense of $431 and $1,035, respectively. As of September 30, 2024 and December 31, 2023, $1,147 and $605, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2024, the Company incurred Income-Based Fee of $1,312 and $3,694, respectively. For the three and nine months ended September 30, 2023, the Company incurred Income-Based Fee of $535 and $1,050, respectively. As of September 30, 2024 and December 31, 2023, $1,312 and $565, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2024 and September 30, 2023, there were no Capital Gains Fees incurred.
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
For the three and nine months ended September 30, 2024, the Company incurred $500 and $1,506, respectively, in fees under the Administrative Agreement. For the three and nine months ended September 30, 2023, the Company incurred

$251 and $600, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2024, other assets in the accompanying Consolidated Statements of Assets and Liabilities included $553 in prepaid administrative services cost which will be amortized over remainder of the year ended December 31, 2024. As of September 30, 2024 and December 31, 2023, $0 and $885, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
Due to Affiliate
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of September 30, 2024 and December 31, 2023, $97 and $123, respectively, were included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses paid by the Administrator on behalf of the Company.
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

As of September 30, 2024, the Company has no Unreimbursed Expense Payable.
Note 7. Commitments and Contingencies
As of September 30, 2024, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2024 and December 31, 2023 the fair value of unfunded commitments held by the Company was $(96) and $(4), respectively, as shown on the Consolidated Schedule of Investments. The Company had the following unfunded commitments to fund investments as of the indicated dates:

	Par Value as of	Par Value as of
	September 30, 2024	December 31, 2023
Unfunded debt securities	$98,501	$73,977
Unfunded equity securities	12,500	—
Total unfunded commitments	$111,001	$73,977

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
For the three and nine months ended September 30, 2024 and the fiscal year December 31, 2023, independent directors fees will be paid in the form of our common stock issued at a price per share equal to the greater of NAV or the market price, if any, at the time of payment. On April 29, 2024, the Company issued 21,333 shares of common stock to our directors as compensation for their services for the fiscal year ended December 31, 2023.
No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940 Act). For the three and nine months ended September 30, 2024, the Company accrued $80 and $240 for directors’ fees expense, respectively. For the three and nine months ended September 30, 2023, the Company accrued $80 and $240 for directors’ fees expense, respectively.
Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$4,603	$3,476	$18,952	$6,305
Weighted average common shares outstanding	22,614,966	13,053,832	22,126,853	10,254,893
Earnings (loss) per common share (basic and diluted):	$0.20	$0.27	$0.86	$0.61
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
As of September 30, 2024 and December 31, 2023, the Company had closed capital commitments totaling $408.2 million and $377.0 million, respectively, for the private placement of the Company's common stock, of which $65.3 million and $60.3 million, respectively, were uncalled.

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
April 29, 2024	733,093	$10,996	$15.00
September 25, 2024	1,027,611	15,228	14.82
Total	1,760,704	$26,224	$15.00

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
January 26, 2023	2,510,396	$37,129	$14.79
March 28, 2023	1,188,592	17,746	14.93
June 27, 2023	4,392,543	65,097	14.82
Total	8,091,531	$119,972	$14.83

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
For the nine months ended September 30, 2024 the following table summarizes the distributions declared on shares of the Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
March 26, 2024	March 22, 2024	May 6, 2024	$6,475	$0.30	140,902
June 28, 2024	June 25, 2024	August 6, 2024	$6,738	$0.30	147,220
September 24, 2024	September 24, 2024	November 04, 2024	$7,460	$0.33	164,271
For the nine months ended September 30, 2023 the following table summarizes the distributions declared on shares of the Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
April 21, 2023	April 21, 2023	May 15, 2023	$1,292	$0.15	30,168
June 23, 2023	June 23, 2023	August 14, 2023	$1,297	$0.15	29,858
September 29, 2023	September 29, 2023	November 13, 2023	$2,614	$0.20	53,904

Note 10. Tax Matters
The Company is subject to the U.S. federal income tax rules and filing requirements. The Company has elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. As a result, the Company generally does not expect to be subject to U.S. federal income taxes on its RIC operations. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2024 and December 31, 2023.
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
As of September 30, 2024, the Company had a $111 short-term limited capital loss carryforward from its prior C-corporation tax year end that it can use to offset future capital gains for 5.0 years. Such loss carryforward expires on December 31, 2027.
For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the nine months ended September 30, 2024, and for the year ended December 31, 2023, were as follows:

	For the nine months ended September 30, 2024	For the year ended December 31, 2023
Ordinary Income	$20,673	$9,139
Long-term Capital Gain	$—	$—
Return of Capital	$—	$—
As of September 30, 2024 and December 31, 2023, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes are as follows.

	September 30, 2024	December 31, 2023
Tax cost	$461,102	$271,522
Gross unrealized appreciation	$3,300	$2,217
Gross unrealized depreciation	$(3,248)	(147)
Net unrealized investment appreciation / (depreciation) on investments	$52	$2,070

The Company has certain wholly-owned corporate subsidiaries that are consolidated for financial statement purposes. These entities ("taxable subsidiaries"); LS BDC Holdings, LLC; LS BDC Holdings (DN), LLC; LS BDC Holdings (160), LLC; and LS BDC Holdings (NGCF), LLC; have elected to be taxed as regular c-corporations for federal income tax purposes. These taxable subsidiaries recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities as of September 30, 2024 are as follows:

Period Ended September 30, 2024
Deferred tax assets:
Net operating loss carryforward	$135
Excess business interest expense carryforward	$156
Charitable contributions carryforward	$1
Valuation allowance	$(127)
Total deferred tax assets	$165
Deferred tax liabilities:
Net unrealized gain on investments	$(165)
Total deferred tax liabilities	$(165)
Net deferred tax assets and liabilities	$—
The Company’s income tax provision consists of the following as of September 30, 2024:

Period Ended September 30, 2024
Current tax (expense)/benefit
Federal	$(191)
State and Local	$(45)
Total current tax (expense)/benefit	$(236)
Deferred tax (expense)/benefit
Federal	$104
State and Local	$23
Valuation allowance	$(127)
Total deferred tax (expense)/benefit	$—
Total income tax (expense)/benefit	$(236)

Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the period January 1, 2024 through September 30, 2024, as follows:

Period Ended September 30, 2024
Income tax (expense)/benefit at federal statutory tax rate	$967
Income attributable to the RIC and not subject to corporate tax	$(939)
State and local income tax (expense)/benefit (net of federal benefit)	$6
Prior year net operating loss carryforward	$135
Income estimate from partnership investment	$(88)
Prior year provision to return adjustments	$(148)
Non-deductible federal taxes paid	$(42)
Valuation allowance	$(127)
Total income tax (expense)/benefits	$(236)
At September 30, 2024, the taxable subsidiaries did not have any capital loss carryforwards.
Net operating loss carryforwards are available to offset future taxable income. These net operating loss carryforwards can be carried forward indefinitely and may offset up to 80% of taxable income in any given year. Any unused portion will continue to be carried forward. At September 30, 2024, the taxable subsidiaries had estimated net operating loss carryforwards as follows.

Entity	Period Ended September 30, 2024	Expiration
LS BDC Holdings (DN), LLC	$531	Indefinite
At September 30, 2024, the Company determined a partial valuation allowance of the Company's gross deferred tax asset was required. The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments. Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized in full. As a result, the Company recorded a partial valuation allowance with respect to its gross deferred tax asset for the quarter ended September 30, 2024. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available. Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the Company’s NAV per share, which could be material.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2024 and September 30, 2023:

Per Common Share Data:(1)	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Net asset value, beginning of period	$14.85	$14.60
Net investment income (loss)	0.95	0.54
Net realized and unrealized gain (loss)	(0.09)	0.07
Net increase (decrease) in net assets resulting from operations	0.86	0.61
Initial issuance of Common Stock	—	—
Effect of offering price of subscriptions(2)	(0.02)	0.12
Distributions declared	(0.93)	(0.50)
Net asset value, end of period	$14.76	$14.83

Total return based on NAV(3)	5.72%	1.58%
Common shares outstanding, end of period	23,633,167	13,068,112
Weighted average shares outstanding	22,126,853	10,254,893
Net assets, end of period	$348,938	$193,744

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets	8.46%	5.21%
Ratio of expenses to average net assets	6.88%	6.96%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	2.15%	3.97%
Weighted average debt outstanding	$92,408	$14,609
Total debt outstanding	$323,001	$54,400
Asset coverage ratio(5)	320.9%	4561.0%
Portfolio turnover	5%	—%
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through September 30, 2024 and September 30, 2023.
(2)Increase (decrease) was due to the offering price of subscriptions during the period (See note 9).
(3)Total return was based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(4)Annualized, except for organizational expenses, which are non-recurring.
(5)On September 30, 2024, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation.

Note 12. Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. Other than the subsequent events disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements.
On October 2, 2024, the Company repaid principal and interest on its outstanding balance on the ING Credit Facility in the amount of $60.0 million. Subsequent to this repayment and throughout the date of this report, the Company borrowed a total of $57.0 million in additional borrowings. As of the date of this Report, the outstanding principal balance on the ING Credit Facility is $144.0 million.
On October 2, 2024, the Company fully repurchased its obligation under the repurchase agreement with Macquarie that was collateralized by the Company’s term loan to Salt Dental Collective, LLC. As of the date of this Report, the Company had no outstanding repurchase obligations to Macquarie.
On October 11, 2024, the Company elected to be treated, and intends to continue to comply with the requirement to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended for the tax year ended December 31, 2023 concurrent with the filing of form 1120-RIC.
On October 23, 2024, SSBIC LP was awarded a commitment from the SBA in the form of debentures in an amount equal to $27.5 million. As of the date of this Report, SSBIC LP has not drawn any debentures on this commitment.

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

The Company currently has two wholly owned subsidiaries, Lafayette Square SBIC, LP (“SBIC LP”) and Lafayette Square SSBIC, LP ("SSBIC LP"), that each have an SBIC license from the SBA. Each SBIC license provides the Company an incremental source of long-term capital by permitting it to issue up to $175 million of SBA-guaranteed debentures, for a total of $350 million in SBA-guaranteed debentures available to the SBIC funds under common control of the Company, subject to the SBA’s approval. These debentures have maturities of ten years and have fixed interest rates tied to the U.S. 10 Year Treasury rate, which are generally lower than comparable bank and other forms of debt.

We believe that investment capital does not flow to working class communities and to lower middle market companies. As (i) reflected in the SEC’s Electronic Data Gathering, Analysis, and Retrieval database, only 6,000 BDC portfolio companies out of a total of 240,000 BDC portfolio companies have revenues less than $1 billion annually and (ii) reflected in research reports by FactSet and Raymond James, 80% of BDC portfolio companies are headquartered in high-income areas and 50% of companies in which BDCs invest are held by more than one BDC, suggesting that working class communities are overlooked by traditional capital markets investors. U.S. private companies, which are typically smaller than public companies, experience average annual employee turnover of 48.2%. This instability contributes to marginal economic prospects for working class employees. For example, an estimated 64% of U.S. workers live paycheck to paycheck, and 70% of working class employees do not enjoy healthcare or retirement benefits. As described in our 2023 Form 10-K, we aim to promote public welfare and community development in working class communities by deploying at least 51% of our invested capital to borrowers (i) located in and/or with a majority of operations in Working Class Areas1 or (ii) that provide Substantial Employment2 to LMI individuals. In addition to such targeted investing, we seek to improve the retention, well-being, and productivity of employees by connecting our portfolio companies with third-party service providers that deliver workplace benefits and/or advisory support ("Third-Party Solution Providers") through Lafayette Square's services platform, “Worker Solutions®” (such platform is described in more detail in our 2023 Form 10-K). This platform is consistent with the mandate that BDCs offer “significant managerial assistance” to their portfolio companies upon request, and we believe these curated services have the potential to (i) positively affect employee well-being and (ii) enhance the risk-adjusted financial returns of the portfolio companies (including by increasing employee retention, morale and productivity).

In line with the aims set forth above, and as described in more detail in our 2023 Form 10-K, we have set 2030 goals to (1) increase employment opportunities by assisting our portfolio companies in creating and/or retaining 100,000 working class
1 “Working Class Areas” refers to low- and moderate- income (“LMI”) areas, Empowerment Zones, as defined in the Empowerment Zones and Enterprise Communities Act of 1993, as amended (“Empowerment Zones”), Opportunity Zones, as defined in the U.S. Tax Cut and Jobs Act of 2017 (“Opportunity Zones”), and/or areas targeted by a government entity for redevelopment or to revitalize or stabilize designated disaster areas. LMI is defined under applicable CRA regulation as (i) an individual, family or household, if their income is less than 80% of the Area Median Income as reported by the Federal Financial Institutions Examination Council at https://www.ffiec.gov/Medianincome.htm [ffiec.gov] (or such other industry recognized source as may be determined by the Adviser) and (ii) a census tract, if it is identified as low-to-moderate income by the Federal Financial Institutions Examination Council at https://geomap.ffiec.gov/ffiecgeomap/ (or such other industry recognized source as may be determined by the Adviser). Throughout this Form 10-Q, we may use the terms "LMI", "underserved" and "working class" interchangeably.
2 “Substantial Employment” means more than 50% of the portfolio company’s workforce, measured by W-2 forms or 1099 forms filed by workers with the Internal Revenue Service.

jobs, and 150,000 jobs overall, (2) provide significant managerial assistance to small and middle-market companies in which we invest by incentivizing at least 50% of our borrowers to adopt Worker Solutions®) and (3) encourage economic growth in working class communities by investing at least 50% of our assets in companies which are either located in working class communities or are substantial employers of working class people.) To measure our progress towards these goals and understand the demographic data of employees in our portfolio companies, we track the locations of our portfolio companies and the LMI status of their employees. For these purposes, we rely on feedback from our portfolio companies to obtain information about the status and well-being of their employees. We cannot guarantee the accuracy of the information provided to us by our portfolio companies, and the metrics used by different portfolio companies to calculate such information varies significantly. However, based on our analysis, we believe that deployment of our capital and the utilization of services provided by Worker Solutions by our portfolio companies can improve the lives of their employees as reflected through a variety of statistical measures.

As of September 30, 2024, 60.8% percent of our portfolio (and 61.4% of the transactions where we were lead agent) were invested in borrowers who are either located in Working Class Areas or are Substantial Employers of LMI people, with 6,992 LMI individuals employed out of a total of 17,378 employees.3 In addition, with respect to engagement by our portfolio companies with our Third-Party Solution Providers and/or recommended human resources ("HR") policy changes, as of September 30, 2024, 37% of the transactions where we were lead agent (28% of our overall Portfolio Companies) had adopted our Third-Party Solution Providers and/or recommended HR policy changes (for a total of six Third-Party Solution Providers and six HR policy changes deployed. Of the 17,378 workers employed through our portfolio companies, 2,480 workers have participated in third-party solutions and/or covered by qualifying policy changes. Overall, a total of 4,545 workers have access to improved benefits through third-party solutions or HR policy changes.

By comparison, as of September 30, 2023, 48.7% percent of our portfolio (and 62.9% of the transactions where we were lead agent) were invested in borrowers who were either located in Working Class Areas or were Substantial Employers of LMI people, with 2,081 LMI individuals employed out of a total of 9,363 employees. In addition, with respect to engagement by our portfolio companies with our Third-Party Solution Providers, as of September 30, 2023, 54.5% of the transactions where we were lead agent (and 42.2% of our overall Portfolio Companies) had adopted our Third-Party Solution Providers (for a total of five Third-Party Solution Providers), with 52 workers served and a total of 2,163 workers with access to services.

As of September 30, 2024, among our portfolio companies that have adopted Third-Party Solution Provider services, 118 total workers across two portfolio companies have cumulatively saved $15,449 in emergency savings, 142 workers across two portfolio companies combined have prevented an estimated $100,846 in debt4 through small-dollar, zero-interest loans, 43 workers from one portfolio company are building their credit scores through monthly rent reporting, and seven workers from one portfolio company have cumulatively participated in 42 one-on-one financial coaching sessions to better their financial wellness. Additionally, two portfolio companies have each adopted three recommended HR policy changes to expand benefits access and participation for employees, serving 2,264 workers combined.

The Company rewards portfolio companies with an interest rate stepdown when they adopt services from Third-Party Solution Providers and/or implement policy changes to existing workplace benefits (defined as “Qualifying Human Capital Investments”) that we believe will enhance employee well-being and improve retention. As of September 30, 2024, we have rewarded a combined total of $187,403 to portfolio companies through interest rate stepdown savings for their adoption of Third-Party Solution Providers and/or implementation of HR policy changes.

Over time, we believe our portfolio companies' uptake of Third-Party Solution Providers, in combination with our capital, will contribute to an improvement in below metrics, shown over the past two years:

3 Portfolio Company Human Capital Data is reflective of the portfolio companies participating in quarterly KPI reporting, nine in total as of September 30, 2024. For those portfolio companies who did not agree to provide census data, job totals are based on data provided by such portfolio companies at time of transaction.
4 Savings relative to high-cost lending products calculated by using the average payday loan APR (~400%), average loan amount of $215, and an assumed 5-month repayment period (the average time it takes to repay payday loans). https://www.incharge.org/debt-relief/how-payday-loans-work/

	Lafayette Square USA, Inc.’s Portfolio Company Human Capital Data
		September 30, 2024	September 30, 2023
Employee Turnover[5]	Portfolio Company Average (Quarterly)	11%	8%
	National Average (Quarterly)	12%	4%
	Change Since Initial Investment Average (Quarterly)[6]	2%	1%
Participation in Medical Care Benefits[7]	Portfolio Company Average (Quarterly)	36%	35%
	National Average (Annually, As of March 2024)	45%
	Change Since Initial Investment Average (Quarterly)	5%	2%
Participation in Retirement Benefits[8]	Portfolio Company Average (Quarterly)	42%	26%
	National Average (Annually, As of March 2024)	53%
	Change Since Initial Investment Average (Quarterly)	4%	(1)%
Median Employee Income	LMI Employee Median Income (Quarterly)	$41,600	$46,000
	Non-LMI Employee Median Income (Quarterly)	$120,000	$86,000
	National Median Family Income (Annually, As of 2023)[9]	$96,401

In addition to supporting human capital investments and outcomes at our portfolio companies, Worker Solutions® has provided managerial assistance to companies and projects affiliated with our portfolio companies. This effort includes providing credit building through rent reporting services to 1 residential property where 433 tenants have enrolled in credit building services out of a total of 436 residents (99.3% uptake). Of the 433 residents who are participating in the rent reporting program, 10 of these residents newly established a credit file or became "credit visible" to the consumer credit bureaus. These newly credit visible residents posted an average credit score of 683 at the end of the recent reporting period. Prior to participating in the rent reporting program, most residents (423) had previously established a credit file or who were already "credit visible". Since enrollment in the rent reporting program, these residents have posted an average credit score improvement of 24 points, an average credit score of 647; overall, 55% of these residents improved their credit score, with 5% of the overall resident group increasing their credit score above 660--typically considered the subprime-prime threshold.
Key Components of Operations
Investments
Our level of investment activity may vary substantially from period to period depending on many factors, including the amount of debt available to middle market companies, the general economic environment and the competitive environment for the type of investments we make.
Revenues
We generate revenue primarily in the form of interest and fee income on debt investments we hold and capital gains, if any, on our investments. We generally expect our debt investments to have a stated term of five to eight years and typically to bear interest at a floating rate usually determined on the basis of a benchmark such as the SOFR. Interest on these debt
5 Turnover rates are calculated by dividing the total terminations for the period by the average number of employees who worked during or received pay for the same period. National turnover data is based on private employee data from the U.S. Bureau of Labor Statistics - Job Openings and Labor Turnover Survey and Current Employment Statistics Survey.
6 Change Since Initial Investment Average is taken as the average of all portfolio companies' change in turnover, medical care participation or retirement participation since the BDC's initial investment, otherwise known as deal close date, with the portfolio company. Where data wasn't available in the same quarter as the initial investment, the next available quarter's data was used. Based on 9 of 29 portfolio companies' current human capital data made available to Lafayette Square.
7 Medical Care Benefits are plans that provide services or payments for services rendered in the hospital or by a qualified medical care provider. Participation is calculated from the unrounded percentage of workers who participate in the plan. 71 employees from portfolio companies who did not provide medical care benefits data to the Company were not included in this calculation. National average is private industry from the U.S. Bureau of Labor Statistics - National Compensation Survey.
8 Retirement Benefit plans includes defined benefit pension plans and defined contribution retirement plans. Participation is calculated from the unrounded percentage of workers who participate in the plan. The national average is private industry from the U.S. Bureau of Labor Statistics - National Compensation Survey.
9 National median income 1-year data is from the U.S. Census Bureau - American Community Survey. This is the most recent data available as of Oct 2024. Median family income is used to calculate individual LMI per CRA guidelines. The metric is included at the national level to serve as a similar–but not exact–comparison.

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
On September 30, 2024, we received an exemptive relief from the SEC to permit us to exclude the debt of SBIC LP that is guaranteed by the SBA from the 150% asset coverage ratio we are required to maintain under the 1940 Act. With this exemptive relief, we will have increased capacity to fund up to $175.0 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 150% asset coverage ratio limitation would allow us to incur.
Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the three months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023
Total Investments, beginning of period	$419,466	$113,666
New investments purchased	49,147	56,688
Net accretion of discount on investments	296	210
Net realized gains (losses) on investments	—	—
Investments sold or repaid	(7,807)	(884)
Total Investments, end of period	$461,102	$169,680

Portfolio companies, at beginning of period	26	11
Number of new portfolio companies	3	1
Portfolio companies, at end of period	29	12
As of September 30, 2024 and December 31, 2023, the Company’s investments consisted of the following:

	September 30, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$445,356	96.5%	$445,332	96.5%
Equity	7,340	1.6%	7,459	1.6%
Subordinated debt	1,703	0.4%	1,660	0.4%
Preferred equity	1,652	0.4%	1,652	0.4%
Bonds	5,051	1.1%	5,051	1.1%
Warrants	—	—%	—	—%
Total	$461,102	100.0%	$461,154	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$263,118	96.9%	$265,287	97.0%
Equity	4,881	1.8%	4,901	1.8%
Subordinated debt	1,872	0.7%	1,753	0.6%
Preferred equity	1,652	0.6%	1,652	0.6%
Warrants	—	—%	—	—%
Total	$271,523	100.0%	$273,593	100.0%
The tables below describe investments by industry composition based on fair value as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,291	14.4%	$66,617	14.5%
Construction & Engineering	57,329	12.4%	57,569	12.5%
Specialized Consumer Services	31,555	6.8%	31,963	6.9%
Professional Services	41,955	9.1%	42,322	9.2%
Road & Rail	41,603	9.0%	39,900	8.7%
Leisure Facilities	36,557	7.9%	36,808	8.0%
Media	28,135	6.1%	26,916	5.8%
Health Care Equipment & Services	19,762	4.3%	19,972	4.3%
Software	17,946	3.9%	18,063	3.9%
Health Care Providers & Services	17,632	3.8%	17,678	3.8%
Consumer Discretionary	15,455	3.4%	15,610	3.4%
Health Care Services	13,696	3.0%	13,803	3.0%
Utilities	13,367	2.9%	13,466	2.9%
Industrials	12,277	2.7%	12,500	2.7%
Restaurants	10,931	2.4%	11,034	2.4%
Environmental & Facilities Services	9,782	2.1%	10,047	2.2%
Consumer Services	9,494	2.1%	9,494	2.1%
Independent Power & Renewable Electricity Producer	5,051	1.1%	5,051	1.1%
Real Estate Management & Development	4,962	1.1%	4,962	1.1%
IT Services	3,394	0.7%	3,425	0.7%
Education	2,459	0.5%	2,459	0.5%
Hotels, Restaurants & Leisure	999	0.2%	1,000	0.2%
Food & Staples Retailing	470	0.1%	495	0.1%
Food Retail	—	—%	—	—%
Total	$461,102	100.0%	$461,154	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Construction & Engineering	$57,458	21.3%	$58,360	21.2%
Commercial Services & Supplies	45,747	16.8%	45,828	16.8%
Professional Services	34,254	12.6%	34,254	12.5%
Leisure Facilities	33,439	12.3%	33,789	12.4%
Media	28,467	10.5%	28,594	10.5%
Specialized Consumer Services	15,566	5.7%	15,625	5.7%
Health Care Services	13,773	5.1%	13,773	5.0%
Environmental & Facilities Services	9,795	3.6%	9,922	3.6%
Restaurants	8,683	3.2%	8,722	3.2%
Health Care Equipment & Services	8,175	3.0%	8,391	3.1%
Health Care Providers & Services	7,840	2.9%	7,940	2.9%
IT Services	3,380	1.2%	3,425	1.3%
Real Estate Management & Development	2,952	1.1%	2,970	1.1%
Hotels, Restaurants & Leisure	1,994	0.7%	2,000	0.7%
Total	$271,523	100.0%	$273,593	100.0%

The weighted average yields at amortized cost and fair value of our portfolio as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt(2)	11.8%	11.8%	12.8%	12.8%
Subordinated debt	14.0%	14.4%	14.0%	15.0%
Bonds	12.4%	12.4%	14.0%	15.0%
Weighted Average Yield(1)	11.8%	11.8%	13.1%	12.8%
(1) The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2) Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments (including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes exit fees that are receivable upon repayment of certain loan investments. As of September 30, 2024 and December 31, 2023, there were no exit fees.

	September 30, 2024	December 31, 2023
Number of portfolio companies	29	19
Percentage of performing debt bearing a floating rate (1)	96.6%	99.3%
Percentage of performing debt bearing a fixed rate (1)(2)	3.4%	0.7%
Weighted average spread over SOFR or LIBOR of all accruing floating rate investments	6.7%	7.0%
Weighted average EBITDA (in millions) (3)	$24.9	$22.8
Weighted average leverage (net debt/EBITDA) (4)	3.8x	3.0x
Weighted average interest coverage (4)	2.4x	2.8x
(1) Measured as a percentage of total portfolio investments at fair value. Excludes all equity based investments and debt investments, if any, placed on non-accrual.
(2) Includes all equity based investments and income producing preferred stock investments, if applicable.
(3) Figures are based on portfolio company financial statements available to the Company at period end.
(4) To calculate net debt, we include debt that ranks both senior and equally with to the tranche of debt owned by us but exclude debt that is legally and contractually subordinated in ranking to the debt owned by us. Weighted average net debt to EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to EBITDA may not be the appropriate measure of credit risk. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk.
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
The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—%	$—	—%
2	394,338	85.5%	273,593	100.0%
3	66,816	14.5%	—	—
4	—	—	—	—
5	—	—	—	—
Total	$461,154	100.0%	$273,593	100.0%

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
Revenue Recognition
Investment and Related Investment Income
The Company records interest income, including amortization of premium and accretion of discount on the accrual basis to the extent that such amounts are expected to be collected. The Company records amortized or accreted discounts or premiums as interest income using the effective interest method or straight-line interest method, as applicable, and adjusted only for material amendments or prepayments. Dividend income, which represents dividends from equity investments and distributions from subsidiaries, if any, is recognized on an accrual basis to the extent that the Company expect to collect such amount. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned.
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

Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Total investment income	$14,564	$5,741	$38,019	$13,331
Net expenses	7,114	2,823	17,049	7,826
Net investment income (loss)	7,450	2,918	20,970	5,505
Net realized gains (losses) on investments	—	—	—	—
Net change in unrealized gains (losses)	(2,847)	558	(2,018)	800
Net increase (decrease) in net assets resulting from operations	$4,603	$3,476	$18,952	$6,305
Investment Income
The composition of the Company’s investment income was as follows:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Investment income
Interest income	$13,827	$4,999	$34,976	$12,034
Fee income	219	18	772	28
Interest from cash and cash equivalents	518	724	2,271	1,269
Total investment income	$14,564	$5,741	$38,019	$13,331
The increase in total investment income from $5,741 for the three months ended September 30, 2023 to $14,564 for the three months ended September 30, 2024 was primarily driven by our deployment of capital and invested balance of investments. The increase in total investment income from $13,331 for the nine months ended September 30, 2023 to $38,019 for the nine months ended September 30, 2024 was primarily driven by our deployment of capital and invested balance of investments.
Expenses
The following table summarizes the Company’s expenses for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest and financing expenses	$2,714	$307	$5,261	$1,193
Incentive fee	1,312	535	3,694	1,050
Management fee	1,147	431	2,761	1,035
General and administrative expenses	346	601	1,449	1,922
Administrative services fee	500	251	1,506	600
Legal fees	366	—	929	—
Professional fees	349	449	757	851
Directors' fees	80	80	240	240
Income tax expense	236	—	236	—
Placement fees	64	—	216	—
Organizational costs	—	46	—	332
Offering expenses	—	—	—	151
Total expenses	7,114	2,700	17,049	7,374
Total expenses before expense support increased to $7.1 million for the three months ended September 30, 2024 from $2.7 million for the three months ended September 30, 2023. Total expenses before expense support increased to $17.0 million for the nine months ended September 30, 2024 from $7.4 million for the nine months ended September 30, 2023.
Interest and financing expenses increased to $2,714 for the three months ended September 30, 2024 compared to $307 for the three months ended September 30, 2023 primarily due to an increase in the average principal amount of borrowings on our ING Credit Facility, draw down in SBA-guaranteed debentures and Repurchase Obligations. Interest and financing expenses increased to $5,261 for the nine months ended September 30, 2024 compared to $1,193 for the nine months ended September 30, 2023 primarily due to an increase in the average principal amount of borrowings on our Subscription Facility, draw down in SBA-guaranteed debentures, ING Credit Facility and Repurchase Obligations.
The increase in management fees for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023 was driven by our deployment of capital and an increase in average gross assets. The increase in management fees for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023 was driven by our deployment of capital and an increase in average gross assets.
Incentive fees increased to $1,312 for the three months ended September 30, 2024 when compared to $535 for the three months ended September 30, 2023 due to the increase in Net Investment Income. Incentive fees increased to $3,694 for the nine months ended September 30, 2024 when compared to $1,050 for the nine months ended September 30, 2023 due to the increase in Net Investment Income. Refer to Note 6 Investment Advisory Agreement of the Form 10-Q for a discussion of how the incentive fee is calculated.
The increase in administrative services fee to $500 for the three months ended September 30, 2024 when compared to $251 for the three months ended September 30, 2023 was due to the Company's allocable portion of overhead compensation, rent, office services and equipment, under the Company's Administration Agreement. The increase in administrative services fee to $1,506 for the nine months ended September 30, 2024 when compared to $600 for the nine months ended September 30, 2023 was due to the Company's allocable portion of overhead compensation, rent, office services and equipment, under the Company's Administration Agreement.
General and administrative expenses, legal fees, professional fees and placement fees increased to $1,125 during the three months ended September 30, 2024 when compared to $1,050 for the three months ended September 30, 2023 in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws. General and administrative expenses, legal fees, professional fees and placement fees increased to $3,351 during the nine months ended September 30, 2024 when compared to $2,773 for the nine months ended September 30, 2023 in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws.
The decrease in organizational costs to $— for the three months ended September 30, 2024 when compared to $46 for the three months ended September 30, 2023 was primarily related to the formation of the Company and/or the Company's subsidiaries. Refer to Note 1 of the Form 10-Q on details regarding organizational costs. The decrease in organizational costs to $0 for the nine months ended September 30, 2024 when compared to $332 for the nine months ended September 30, 2023 was primarily related to the formation of the Company and/or the Company's subsidiaries. Refer to Note 1 of the Form 10-Q on details regarding organizational costs.
Offering expenses decreased for the three months ended September 30, 2024 when compared to the three months ended September 30, 2023 in connection with the offering of shares of the Company's common stock, including out-of-pocket expenses of the Adviser and its agents and affiliates. Offering expenses decreased for the nine months ended September 30, 2024 when compared to the nine months ended September 30, 2023 in connection with the offering of shares of the Company's common stock, including out-of-pocket expenses of the Adviser and its agents and affiliates. Refer to Note 1 of the Form 10-Q on details regarding offering costs.

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
For the three and nine months ended September 30, 2024, the Company incurred Management Fees of $1,147 and $2,761, respectively. For the three and nine months ended September 30, 2023, the Company incurred Management Fees of $431 and $1,035, respectively. As of September 30, 2024 and December 31, 2023, there was $1,147 and $605 Management Fee payable to the Adviser, respectively.

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
For the three and nine months ended September 30, 2024, the Company incurred Income-Based Fee of $1,312 and $3,694, respectively. For the three and nine months ended September 30, 2023, the Company incurred Income-Based Fee of $535 and $1,050, respectively. As of September 30, 2024 and December 31, 2023, $1,312 and $565, respectively, remained payable.
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
For the three and nine months ended September 30, 2024 and September 30, 2023, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of September 30, 2024 and December 31, 2023, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the three and nine months ended September 30, 2024, the Company incurred $500 and $1,506, respectively, in fees under the Administrative Agreement. For the three and nine months ended September 30, 2023, the Company incurred $251 and $600, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2024, other assets in the accompanying Consolidated Statements of Assets and Liabilities included $553 in prepaid administrative services cost which will be amortized over remainder of the year ended December 31, 2024. As of September 30, 2024 and December 31, 2023, $0 and $885, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
As of September 30, 2024, the Company has no Unreimbursed Expense Payable.
Capital Resources and Borrowings
As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to shares of our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150%, subject to receipt of certain approvals and compliance with certain disclosure requirements, immediately after each such issuance. Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of

September 30, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 320.9% and 645.7%.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Company's total debt for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest expense	$2,478	$160	$4,668	$835
Non-usage fee (1)	45	22	71	64
Amortization of financing costs	191	125	522	294
Weighted average stated interest rate	6.60%	6.74%	6.75%	7.64%
Weighted average outstanding balance	$149,376	$9,419	$92,408	$14,609
(1)    Non-usage fee is applicable to the undrawn portion of the credit facilities.
Credit Facilities

ING Credit Facility

On June 18, 2024, Lafayette Square USA, Inc. (the “Company”) entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented, or otherwise modified from time to time, the “ING Credit Facility”) with ING Capital, LLC, as Administrative Agent, Lead Arranger, Bookrunner and Sustainability Structuring Agent.

On September 20, 2024, the Company entered into Amendment No. 1 to the Senior Secured Revolving Credit Agreement (the “First Amendment”), which amends the ING Credit Facility. The parties to the First Amendment include the Company, the lenders party thereto, Subsidiary Guarantors party thereto and ING Capital LLC, as Administrative Agent. The First Amendment provides for, among other things, an upsize in the total commitments from lenders under the credit facility from $75,000,000 to $150,000,000.

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

The ING Credit Facility allows the Company to borrow up to $150 million, subject to certain restrictions, including availability under a borrowing base, which is based upon unused capital commitments made by investors in the Company and the value of eligible portfolio investments. The amount of permissible borrowings under the ING Credit Facility may be increased through an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing up to an aggregate of $250 million. The ING Credit Facility is secured by a perfected first-priority interest in the unused commitments of the Company’s investors and substantially all of the eligible portfolio investments held by the Company and each Guarantor, subject to certain exceptions.

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

As of September 30, 2024 and December 31, 2023, the Company had $147.0 million and $0.0 million, respectively, in outstanding borrowings from the ING Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the ING Facility for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest expense	$888	$—	$1,103	$—
Non-usage fee (1)	45	—	45	—
Amortization of financing costs	60	—	69	—
Weighted average stated interest rate	8.95%	—%	8.77%	—%
Weighted average outstanding balance	$39,478	$—	$16,814	$—
(1)    Non-usage fee is applicable to the undrawn portion of the credit facilities.
Subscription Facility
On February 2, 2022, the Company entered into a subscription-based credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022, December 21, 2022, and February 1, 2024 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allowed the Company to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base that was based upon unused capital commitments made by investors in the Company. The amount of permissible borrowings under the Subscription Facility could be increased to up to $1 billion with the consent of the lenders. The Subscription Facility matured on May 2, 2024 and bore interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 2.50% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility was secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility included customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for credit facilities of this nature. On May 2, 2024, the Subscription Facility and all obligations thereunder were terminated.
As of September 30, 2024 and December 31, 2023, the Company had $0.0 million and $27.5 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Subscription Facility for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest expense	$—	$76	$492	$375
Non-usage fee (1)	—	22	26	64
Amortization of financing costs	—	97	218	266
Weighted average stated interest rate	—%	7.49%	7.83%	7.17%
Weighted average outstanding balance	$—	$4,028	$8,397	$6,991
(1)    Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription Facility.

SBA Debentures

SBIC LP is able to borrow funds from the SBA against its regulatory capital (which approximates equity capital in SBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of September 30, 2024 and December 31, 2023, the Company funded SBIC LP with $82.5 million and $82.5 million, respectively, of regulatory capital, and have $165.0 million and $31.0 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that SBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a 2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.

The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2024:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	$45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	$82,505	5.09%	0.129%

The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest expense	$1,355	$84	$2,448	$84
Non-usage fee	—	—	—	—
Amortization of financing costs	131	28	235	28
Weighted average stated interest rate	5.62%	6.10%	5.64%	6.10%
Weighted average outstanding balance (1)	$95,952	$5,391	$57,983	$1,817

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

The Company entered into two repurchase agreements on May 1, 2024 which were collateralized by the Company’s term loans to each of Salt Dental Collective (the "Salt Repurchase Obligation") and Med Learning Group, LLC (the "MLG Repurchase Obligation" and together with the Salt Repurchase Obligation, the "May 2024 Repurchase Obligations"). Interest under each of the May 2024 Repurchase Obligations was calculated as (a) the product of the funded amount of the loan and (b) the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and (ii) daily fee rate. The Company maintained effective control over the security because it is entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement was treated as a secured borrowing and not a sale. On July 30, 2024 the Company repurchased its obligation under the MLG Repurchase Obligation.

As of September 30, 2024, there was $11.0 million outstanding under these Repurchase Obligations. As of December 31, 2023, there was no outstanding loan and interest payable balance to Macquarie.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the Repurchase Obligation for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the three months ended September 30, 2024	For the three months ended September 30, 2023	For the nine months ended September 30, 2024	For the nine months ended September 30, 2023
Interest expense	$235	$—	$625	$376
Non-usage fee	—	—	—	—
Amortization of financing costs	—	—	—	—
Weighted average stated interest rate	6.68%	—%	9.05%	8.67%
Weighted average outstanding balance (1)	$13,946	$—	$9,214	$5,801
(1)    The Company's initial borrowing occurred on March 15, 2023.
The facilities of the Company consist of the following:

	September 30, 2024			December 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$150,000	$147,000	$3,000	$38,400	$27,500	$10,900
SBA-Guaranteed Debentures	165,005	165,005	—	36,960	31,000	5,960
Repurchase Obligation	10,996	10,996	—	—	—	—
Total	$326,001	$323,001	$3,000	$75,360	$58,500	$16,860

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of September 30, 2024 and December 31, 2023, we were not party to any off-balance sheet arrangements.
Recent Developments
On October 1, 2024, the Company invested in a new senior secured first lien term loan in C Speed LLC, with a term loan funded commitment of $15.3 million, bearing an interest rate of 1M Term SOFR + 6.00%, maturing on October 1, 2029. In addition, the Company had a total commitment of $5.0 million in a senior secured first lien revolver of which $1.6 million was funded, bearing an interest rate of 1M Term SOFR + 6.00%, maturing on October 1, 2029.
On October 2, 2024, the Company repaid principal and interest on its outstanding balance on the ING Credit Facility in the amount of $60.0 million. Subsequent to this repayment and through to the date of this report, the Company borrowed an additional total of $57.0 million. As of the date of this Report, the outstanding principal balance on the ING Credit Facility is $144.0 million.
On October 2, 2024, the Company fully repurchased its obligation under the repurchase agreement with Macquarie that was collateralized by the Company’s term loan to Salt Dental Collective, LLC. As of the date of this Report, the Company had no outstanding repurchase obligations to Macquarie.
On October 7, 2024, the Company invested in a new senior secured first lien term loan in Xpect Solutions LLC, with a term loan funded commitment of $22.5 million, bearing an interest rate of 3M Term SOFR + 5.75%, maturing on October 7, 2029. In addition, the Company had unfunded commitments of $10.0 million and $2.0 million in a senior secured first lien delayed draw term loan and revolver, respectively, maturing on October 7, 2029.
On October 7, 2024 through October 29, 2024, the Company invested in a senior secured first lien delayed draw term loan in Best Friends Pet Care Holdings Inc, with additional funding of $8.4 million, bearing an interest rate of 3M Term SOFR + CSA + 6.45%, maturing on June 21, 2028.On October 11, 2024, the Company elected to be treated, and intends to continue to comply with the requirement to qualify annually, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended for the tax year ended December 31, 2023 concurrent with the filing of form 1120-RIC.
On October 11, 2024, the Company invested in a new senior secured first lien term loan in Core Capital Partners II-S LP, with a term loan funded commitment of $28.0 million, bearing an interest rate of 3M Term SOFR + 7.50%, maturing on October 11, 2027. In addition, the Company had an unfunded commitment of $12.0 million in a senior secured first lien revolver maturing on October 11, 2027.
On October 15, 2024, the Company invested in a senior secured first lien revolver in Dance One Holdings LLC, with additional funds of $0.4 million, bearing an interest rate of 3M Term SOFR + CSA + 6.95%, maturing on August 24, 2024.
On October 15, 2024, the Company invested in a senior secured first lien revolver in Trilon Group LLC, with additional funds of $0.1 million, bearing an interest rate of 3M Term SOFR + CSA + 5.50%, maturing on May 25,2029.
On October 21, 2024, the Company invested in a new senior secured first lien term loan in ZRG Partners LLC with a term loan funded commitment of $11.4 million, bearing an interest rate of 3M Term SOFR + 6.00%, maturing on June 14, 2029. In addition, the Company had a total commitment of $6.0 million in a senior secured first lien delayed draw term loan of which $2.6 million was funded, bearing an interest rate of 3M Term SOFR + 6.00%, maturing on June 14, 2029. In addition, the Company had a total commitment of $2.5 million in a senior secured first lien revolver of which $0.5 million was funded, bearing an interest rate of P + 5.00%, maturing on June 14, 2029.
On October 23, 2024, SSBIC LP was awarded a commitment from the SBA in the form of debentures in an amount equal to $27.5 million. As of the date of this Report, SSBIC LP has not drawn any debentures on this commitment.
On October 24, 2024, the Company invested in a senior secured first lien delayed draw term loan in Cafe Zupas, L.C., with additional funds of $0.4 million, bearing an interest rate of 1M Term SOFR + 7.00%, maturing on December 30, 2027.
In addition, as of this Report date, we had an investment backlog and pipeline of approximately $90.0 million and $415.6 million, respectively. Investment backlog includes transactions approved by the Adviser’s investment committee and/or for which a formal mandate, letter of intent or a term sheet have been issued, and therefore we believe have a strong likelihood of closing. Investment pipeline includes transactions where initial due diligence has begun and/or analysis is in process, but no formal mandate, letter of intent or term sheets have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.

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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2024, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of September 30, 2024, approximately 96.6% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments with a LIBOR or SOFR floor (including investments bearing a prime interest rate contracts) and approximately 3.4% of investments at fair value represent non floating-rate investments. Additionally, our subscription-based credit facility is also subject to a floating interest rate and currently paid on a floating SOFR rates. Interest expense is calculated based on outstanding secured borrowings as of September 30, 2024 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of September 30, 2024, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	September 30, 2024
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$13,586	$(9,360)	$4,226
Up 200 basis points	$9,040	$(6,240)	$2,800
Up 100 basis points	$4,495	$(3,120)	$1,375
Down 100 basis points	$(4,495)	$3,120	$(1,375)
Down 200 basis points	$(8,990)	$6,240	$(2,750)
Down 300 basis points	$(13,484)	$9,360	$(4,124)
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings. However, in evaluation of the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2024, our internal control over financial reporting is effective based on those criteria.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended September 30, 2024, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 .
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the nine months ended September 30, 2024 were reported in our current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).
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

10.1
Amendment No.1 to Senior Secured Revolving Credit Agreement dated September 20, 2024, among the Company, the subsidiary guarantors party thereto, the lenders party thereto and ING Capital LLC, as administrative agent, lead arranger, bookrunner and sustainability structuring agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 24, 2024 and incorporated herein by reference).

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

Lafayette Square USA, Inc.

Date: November 7, 2024	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: November 7, 2024	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 7, 2024.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the
Damien Dwin	Board of Directors

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu