Form 10-K
period 2024-12-31
Lafayette Square USA, Inc.
filed 2025-03-14
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024

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
As of March 14, 2025, there was no established public market for the registrant’s common shares.
As of March 14, 2025 the Registrant had 23,979,850 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2025 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2024, are incorporated by reference into Part III of this
Annual Report on Form 10-K.

Lafayette Square USA, Inc.
Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-
looking statements are not historical facts, but rather are based on current expectations, estimates and projections about
Lafayette Square USA, Inc., together with its consolidated subsidiaries (“we,” “us,” “our,” or the “Company”), our prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as “
anticipates,” “ expects,” “ intends,” “ plans,” “will,” “may,” “ continue,” “ believes,” “ seeks,” “ estimates,” “would,” “
could,” “ should,” “ targets,” “ projects,” “ outlook,” “ potential,” “ predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
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
•our ability to deploy at least 51% of our invested capital in Working Class Areas;
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
1 We define “Working Class ”, based on the definition of low- to moderate- income (LMI) under the CRA (defined below), as an individual, family or household, whose income is less than 80% of the Area Median Income as reported by the Federal Financial Institutions Examination Council at https://www.ffiec.gov/Medianincome.htm.
2 We define middle market businesses as companies having annual revenues between $10 million and $1 billion and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although we may invest in larger or smaller companies.

PART I
ITEM 1. BUSINESS
OVERVIEW
Lafayette Square USA, Inc. is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the
“1940 Act”) and to be treated as a registered investment company under Subchapter M of the Internal Revenue Code of
1986, as amended for the tax year ended December 31, 2024.
We focus on lending to middle market businesses located in or employing working class (“Working Class”1) American communities while offering such businesses significant managerial assistance to strengthen their workforce, with the goal of enhancing those businesses' returns while creating and preserving jobs and stimulating economic growth across the
United States. We believe that our regional focus and disciplined approach to underwriting, portfolio construction and risk management enable us to achieve favorable risk-adjusted returns while reducing the risk of loss of shareholder capital, serving the public welfare and positively affecting communities across the United States. We are leveraging our proprietary technology to identify, underwrite and monitor investment opportunities. We believe our organization can reach a large target addressable market as many of our private credit investment competitors focus on sponsored middle market loans in a few concentrated geographic areas allowing us to provide a geographically diverse, differentiated approach to investing.
Our investment objective is to generate favorable risk-adjusted returns, including current income and to a lesser extent, capital appreciation, principally from investments in “non-sponsored” middle market businesses2.  We aim to build a geographically diverse portfolio by investing at least 5% of our assets in businesses that are primarily headquartered and/
or have a significant operating presence in each of ten identified regions across the United States (the “Target Regions”).
We invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock, and warrants. We may also invest in other community development and public welfare instruments identified as qualifying for CRA credit (defined below) under the
Office of Comptroller of Currency (“OCC”) and/or Federal Reserve guidance.
We utilize a data-driven approach and automation to identify potential investment opportunities that meet our investment objectives. We have developed a proprietary technology platform to identify business in our Target Regions and underwrite investments in non-sponsored businesses. This platform provides place-based socioeconomic data by overlaying census information on company data from other third-party sources to offer insights into perspective investments and allows us to identify attractive investment opportunities and monitor existing investments by providing a better understanding of the businesses we underwrite.
In addition to our targeted investing, we offer significant managerial assistance to our portfolio companies, both in the traditional form as offered by our peer firms and in enhanced forms which we believe strengthens the work experience and well-being of our portfolio companies’ employees.  While the former efforts may consist of certain organizational and financial guidance delivered by Lafayette Square employees, the latter efforts are conducted through our affiliated
“Worker Solutions®”  platform. Worker Solutions is a wholly-owned portfolio company of the Company and coordinates with the human resources and personnel departments of our portfolio companies to identify and recommend appropriate services (“Qualifying Human Capital Investments”) provided by third-party service providers (“Third-Party Solution
Providers”) that we believe would enhance employee well-being. These services include traditional employee benefits, such as health insurance and retirement, and supplemental employee benefits, such as services focusing on the alleviation of financial insecurity and economic mobility issues. Based on our analysis, we believe this program has the potential to positively affect employee well-being and enhance the risk-adjusted financial returns of the portfolio companies
(including by increasing employee retention, morale and productivity).

OUR PORTFOLIO
We currently invest in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in eight of the ten Target Regions, with a goal to invest at least 5% of our assets in each Target Region over time. We are highly focused on constructing a diverse investment portfolio with broad diversification by company, industry sectors, and position size. While we seek to achieve these targets, the composition of our investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities.
As of December 31, 2024, our investment portfolio had the following characteristics:
•34 companies with an aggregate fair value of approximately $557.1 million in debt and equity investments
•$16.4 million average position size
•100% of our debt investments have financial covenants
•11.4% weighted average portfolio yield
•3.4 years weighted average remaining term
•$22.2 million weighted average annual amount of earnings before interest, taxes, depreciation and amortization, or EBITDA per portfolio company
•2.4x  interest coverage ratio through our first lien loans
•3x net leverage on our debt investments

First Lien Senior Secured Debt
96.9%
Equity Co-Investment
2.2%
Unsecured/ Subordinate Debt
0.9%
Portfolio Composition by Investment Type
AS OF DECEMBER 31, 2024
96.9%
First Lien

First Lien Senior Secured Debt
97.0%
Equity Co-Investment
2.4%
Unsecured/ Subordinate Debt
0.6%
Portfolio Composition by Investment Type
AS OF DECEMBER 31, 2023
97.0%
First Lien
AS OF DECEMBER 31, 2024

•	Commercial Services & Supplies	$66.9M	12.1%
•	Professional Services	$58.1M	10.4%
•	Specialized Consumer Services	$40.3M	7.2%
•	Road & Rail	$39.9M	7.2%
•	Interactive Media & Services	$34.3M	6.2%
•	IT Services	$33.8M	6.1%
•	Media	$32.7M	5.9%
•	Diversified Financial Services	$28.5M	5.1%
•	Transportation Infrastructure	$26.5M	4.8%
•	Water Utilities	$23.5M	4.2%
Portfolio Diversification by Industry (Top 10)
AS OF DECEMBER 31, 2023

•	Construction & Engineering	$58.4M	21.2%
•	Commercial Services & Supplies	$45.8M	16.8%
•	Professional Services	$34.3M	12.5%
•	Leisure Facilities	$33.8M	12.4%
•	Media	$28.6M	10.5%
•	Specialized Consumer Services	$15.6M	5.7%
•	Health Care Services	$13.8M	5.0%
•	Environmental & Facilities Services	$9.9M	3.6%
•	Restaurants	$8.7M	3.2%
•	Health Care Equipment & Services	$8.4M	3.1%
Portfolio Diversification by Industry (Top 10)
3 Jobs employing Working Class People.
4 “Working Class Areas” refers to low- and moderate- income (“LMI”) areas, Empowerment Zones, as defined in the Empowerment
Zones and Enterprise Communities Act of 1993, as amended (“Empowerment Zones”), Opportunity Zones, as defined in the U.S. Tax
Cut and Jobs Act of 2017 (“Opportunity Zones”), and/or areas targeted by a government entity for redevelopment or to revitalize or stabilize designated disaster areas. LMI is defined under applicable CRA regulation as an individual income that is less than 80% of the area median income (“AMI”) or a median family income that is less than 80% in a census tract as reported by the Federal Financial
Institutions Examination Council at https://www.ffiec.gov/Medianincome.htm [ffiec.gov] (or such other industry recognized source as may be determined by the Adviser) and (ii) a census tract, if it is identified as low-to-moderate income by the Federal Financial
Institutions Examination Council at https://geomap.ffiec.gov/ffiecgeomap/ (or such other industry recognized source as may be determined by the Adviser). AMI is defined as the median family income for the metropolitan statistical area or metropolitan division, if applicable, or if the person or census tract is located outside of a metropolitan statistical area, the statewide non-metropolitan median family income.
5 “Substantial Employment” means more than 50% of the portfolio company’s workforce, measured by W-2 forms or 1099 forms filed by workers with the Internal Revenue Service.
6 Step down savings amounts for each portfolio company may differ based upon loan size, step down rate, number of solutions adopted and/or policies implemented, and do not account for any costs associated with services adopted and/or policies implemented.

2030 GOALS
We have established a series of important goals with respect to the portfolio companies in which we invest, which we refer to as our “2030 Goals”. These include (1) increasing employment opportunities by assisting our portfolio companies in creating and/or retaining 100,000 Working Class Jobs3 and 150,000 jobs overall; (2) providing significant managerial assistance to small and middle-market companies by incentivizing at least 50% of our borrowers to adopt Qualifying
Human Capital Investments recommended by our affiliated managerial assistance platform Worker Solutions® and (3)
encouraging economic growth in Working Class Areas4 by investing at least 50% of our assets in companies that are either located in Working Class Areas or are Substantial Employers5 of Working Class People.
The 2030 Goals are informed by several regulatory frameworks, including the Small Business Investment Act of 1958
(the “Investment Act”), the Community Reinvestment Act of 1977 (the “CRA”), the Small Business Investment Incentive
Act of 1980 (the “Incentive Act”) and the 1940 Act. See Item 1. Business—How Our Investment Strategy Aligns with Our
Goals-— How We Align our Strategy with Regulatory Intentions for more information. To further these goals, we collaborate with government institutions such as the Small Business Administration (the “SBA”) with funding provided to our subsidiary SBIC funds through our equity investments, a syndicated credit facility and financings obtained through the capital markets. See Item 1. Business—Our Collaboration with Government Provides a Structural Advantage Adding to
Financing from a Significant Institutional Investor Base and Syndicated Corporate Credit Facility for more information.
In addition, we have entered into a Senior Secured Revolving Credit Agreement (the “ING Credit Facility”) with ING
Capital, LLC (“ING”), as Administrative Agent and Sustainability Structuring Agent for which our annual interest rate is adjustable based on measurement of our performance against our 2030 Goals. In recognition of our progress made towards these goals, and in an effort to incentivize our future efforts, ING provided us with an initial 5 basis points
(“bps”) reduction on our interest rate on the closing date, affording us an applicable margin of 270 bps rather than 275 bps. If we fail to meet the key performance indicators enumerated in the ING Credit Facility, we will forfeit the 5 bps reduction. However, if we continue to achieve these goals, we may earn additional rate discounts or “step downs” of up to another 5 bps. For the year ended, December 31, 2024, the interest expense savings under this pricing model was $22,995.
Further in line with pursuing the 2030 Goals, we also reward our portfolio companies with interest rate step downs when they adopt Qualifying Human Capital Investments that we believe will enhance employee well-being and improve retention. As of December 31, 2024, we have rewarded a combined total of $265,934 to portfolio companies through interest rate step down savings for their adoption of Qualifying Human Capital Investments.  See the below table for a more detailed breakdown of these step down savings6 we have given to portfolio companies.
7 Reflects information reported by portfolio companies as of their respective transaction closing date and additional information, as of December 31, 2024, reported by 11 of 34 portfolio companies that have participated in quarterly KPI reporting. These metrics reflect information reported by portfolio companies regarding their cumulative total number of unique employees, counting from the closing date of the Company’s investment in such portfolio company. These metrics include information reported by current portfolio companies as well as portfolio companies that have been exited by the
Company.
8 Information reported for the period ending on December 31, 2024 reflects a change in methodology accounting for some of the increase shown. Information reported for this period reflects information reported by all portfolio companies regarding their cumulative total number of unique employees, counting from the closing date of the Company’s investment in such portfolio company (including investments that have been exited). In previous periods, only the current number of employees reported by the current companies in the portfolio as of such reporting date was reported.

Portfolio Company	Initial Adoption Date	Total Solutions and HR Policy Changes Adopted	Cumulative Stepdown Savings (as of December 31, 2024)
Portfolio Company #1	Q3 2021	1	$39,588
Portfolio Company #2	Q1 2022	2	$34,268
Portfolio Company #3	Q3 2023	1	$42,620
Portfolio Company #4	Q1 2023	5	$116,296
Portfolio Company #5	Q4 2023	1	$22,869
Portfolio Company #6	Q1 2024	1	$2,699
Portfolio Company #7	Q1 2024	3	$5,510
Portfolio Company #8	Q4 2024	1	$—
Portfolio Company #9	Q3 2024	3	$2,051
Portfolio Company #10	Q4 2024	1	$—
Portfolio Company #11	Q4 2024	1	$33

Total		20	$265,934
The table below sets forth out progress towards reaching the 2030 Goals as of December 31, 2024:
•51.1% of our portfolio (and 51.6% of the transactions on which we acted as lead agent) were invested in borrowers which were either located in Working Class Areas or were Substantial Employers of Working Class
People, with 9,611 Working Class People employed out of a total of 21,143 employees7.
•44% of the transactions on which we acted as lead agent since the inception of the Company (and 31% of all
Portfolio Companies) had adopted Qualifying Human Capital Investments (for a total of seven Third-Party
Solution Providers and nine Human Relations policy changes deployed).

Company 2030 Goal	December 31, 2024[8]	December 31, 2023
Help businesses create / retain 150,000 jobs (with 100,000 being Working Class Jobs)	21,143 total employees 9,611 Working Class People employed	15,494 total employees 6,497 Working Class People employed
50% borrowers adopting services or HR policy changes recommended by Worker Solutions®	44% of the transactions (lead agent) 31% of our overall Portfolio Companies	41.7% of the transactions (lead agent) 26.3% of our overall Portfolio Companies
50% borrowers either located in Working Class Areas or are Substantial Employers of Working Class People	51.6% of the transactions (lead agent) 51.1% of our overall Portfolio Companies	57.0% of the transactions (lead agent) 50.1% of our overall Portfolio Companies
Market Opportunity
We operate within a large addressable market of middle market businesses, yet our competitors tend to invest in a limited number of locales at ever-increasing deal sizes.  We believe this trend contributes to capital scarcity among many middle
9 Lafayette Square analysis of U.S. Securities and Exchange Commission's Electronic Data Gathering, Analysis, and
Retrieval (EDGAR) database of BDC portfolio companies as of Q3 2024 and Dun and Bradstreet middle market companies (174,413 companies) as of February, 2025. The Federal Financial Institutions Examination Council's (FFIEC)
defines middle to upper income as median family incomes making greater than 80% of the area median income. A total of
6,834 portfolio company investments were identified by their headquartered addresses. Of these, this analysis includes
5,590 (82%) portfolio companies where we had enough data to determine if an address was located in a Low-Moderate-
Income tract.
10 Turnover rates are calculated by dividing the total terminations, voluntary and involuntary, for the period by the average number of employees who worked during or received pay for the same period. National turnover includes private employee data from the U.S. Bureau of Labor Statistics - Job Openings and Labor Turnover Survey for calendar year
2024. Data was extracted as of February 18, 2025.
11 Two-thirds of consumers, or 65%, reported living paycheck to paycheck according to a December survey of 2,986 U.S.
consumers according to a report conducted by PYMNTS and Lending Club in February 2025 titled, “The New Reality
Check: The Paycheck-To-Paycheck Report”.
12  National private sector retirement benefits participation data is sourced from the U.S. Bureau of Labor Statistics –
March 2024 National Compensation Survey. “Lower wage workers” refers to those earning less than 25% of average wages.
13 The National Center for the Middle Market defines U.S. middle market companies as those between $10 million and $1 billion in annual revenue, which we believe has significant overlap with our definition of U.S. middle market companies.
14 Mid-year 2024 Middle Market Indicator Report - The National Center for the Middle Market.
15 Data from Bank Policy Institute. 33% of middle-market lending that is represented by non-banks is based on data between 2010 and 2015.

market businesses in many U.S. regions, and consequently, we focus our origination efforts on direct outreach to the founders and management teams of middle market companies, rather than partnering with private equity firms to finance sponsor-led buy-outs.  In the process, we believe we have distinguished ourselves from the competition by offering tangible advice and solutions to our borrowers which we believe will strengthen their work forces and ultimately, their financial performance.
We believe that investment capital does not adequately flow to Working Class Areas and lower middle market companies.
Out of nearly 175,000 middle market companies with revenue between $10 million and $1 billion annually, BDCs have only invested in 6,800 (3.9%) of such companies. 82% of BDC portfolio companies were headquartered in high-income areas and 45% of the companies BDCs invested in were held by more than one BDC, suggesting that Working-Class
Areas are overlooked by traditional capital markets investors.9 Additionally, U.S. private sector companies experience average annual employee turnover of 44.3%,10 an estimated 65% of U.S. workers live paycheck to paycheck,11 and 75%
of lower wage workers do not participate in retirement benefits12
The Middle Market is a Large Addressable Market
According to a study conducted by the National Center for the Middle Market in June 2024, the U.S. middle market represents approximately one-third of private-sector GDP and employs approximately 48 million people.13 During the financial crisis (2007-2010), these businesses outperformed other types of companies and added 2.2 million jobs across major industry sectors and geographies.14  Yet, we believe traditional lenders to the middle market, in particular regional banks, have either exited or de-emphasized their service and product offerings in the middle market. We believe these traditional lenders have instead focused on lending and providing other services to large corporate clients and have reduced their lending to commercial and industrial firms in the middle market, with non-banks representing 33% of middle-market lending according to a report by the Bank Policy Institute (September 14, 2022)15. We believe this shift has resulted in fewer key players in this part of the lending sector and has reduced the availability of debt capital to the companies we target.
These trends do not look likely to reverse given regulatory changes that have added increased capital requirements on US banks. Specifically, the Basel III Accord, the adoption of the Dodd-Frank Wall Street Reform and the Consumer
Protection Act (the “Dodd-Frank Act”), and regulations implemented by the U.S. Federal Reserve, the OCC, and the
Federal Deposit Insurance Corporation (“FDIC”), have significantly increased capital and liquidity requirements for banks, decreasing their capacity and appetite to hold non-investment grade loans on their balance sheets. Additionally, the banking industry has seen an increasing cost of capital as a result of rising interest rates and the March 2023 turmoil among several regional banks.  However, the Company may not be able to capitalize successfully on the current regulatory climate, as future regulatory or structural changes may adversely affect what we perceive to be an advantageous regulatory climate.

Private Credit Has Focused on Sponsor-Backed Companies
Private credit is forecast to reach $2.64 trillion by 2029 from a current level of $1.7 trillion, according to Preqin’s new global report on private debt (December 2024). Private debt funds is one of the primary strategies for alternative investment funds and represents approximately 12% of the global alternatives market based on a Sortis Capital Report
(March 2024).
Yet, despite this impressive growth, new-money leveraged-loan issuance has become increasingly dominated by sponsor-
backed borrowers. We believe this concentration of investment capital among companies owned by private equity sponsors presents an opportunity for lenders like ourselves that focus on non-sponsor lending. Bloomberg data show 81%
of new leveraged-loan issuance since the start of 2021 supported private equity-backed companies, while LCD Pitch book data suggest private credit now funds 90% of buyout value (up from 61% in 2019), as banks have either drawn back from this market or exercised increased caution in investing in the buyout market. An influx of investment in private equity funds has resulted in record uncalled capital or “dry powder” awaiting deployment. While a recent slowdown in the private equity-driven buyout market may create additional risks for lenders supporting such transactions, we believe private credit firms will continue to support buyout transactions.
We believe that participants in the credit markets assume that a strategy of lending to companies not owned by private equity funds is inherently more risky than financing private equity-led buyouts. However, we think this assumption should be reconsidered. Industry data indicates that sponsor-backed leveraged loans have historically exhibited higher average leverage multiples and a greater prevalence of covenant-lite structures compared to non-sponsored lending transactions. In contrast, non-sponsored loans tend to feature more conservative capital structures, stronger underwriting, and direct lender-borrower relationships, often reflecting a different risk-return profile. Critically, the alignment of interests between lenders and business owners, who often have substantial personal capital invested in their companies, can be significant in non-sponsored deals. Furthermore, lower leverage and robust covenants can provide non-sponsor lenders with downside protection, while direct engagement between borrowers and lenders allows for proactive monitoring and the potential for early intervention if a portfolio company starts to underperform.
Although private equity sponsors may offer operational expertise, their financial support is not assured, as capital injections following an initial closing are subject to broader fund objectives and constraints. In contrast, non-sponsored borrowers are typically owner-operators focused on long-term stability and sustainable growth. We believe non-sponsored direct lending offers a compelling segment within the private credit market, providing the potential for attractive risk-
adjusted returns and diversification benefits that are independent of private equity deal cycles.
Non-Sponsored Companies Have Disparate Financing Needs
The financing needs of middle market borrowers vary considerably based on company and industry-specific circumstances. We believe that the number of lenders available to deliver financial solutions tailored to the needs of this market, particularly to non-sponsored borrowers, is limited. We believe that the combination of Lafayette Square’s broad investment mandate, extensive experience in lending to non-sponsored borrowers positions our investment team favorably as a lending partner to such middle market borrowers.
One area we view as attractive to middle market borrowers is our provision of impactful services for portfolio company employees. We believe limited investment in people reduces competitiveness, operational excellence, and employee retention. Service offerings through our affiliated Worker Solutions® platform can uplift portfolio companies by improving employee well-being, productivity and workforce retention. We believe a company with improved employee well-being, productivity and workforce retention is more financially resilient and can generate more favorable risk-
adjusted financial returns of its investors.
Decreasing Competition in Lending to Certain Borrowers in Certain Locations
We see a large addressable market for our loans. We believe that many other financial institutions traditionally lent into this market have elected to focus on a relatively small number of locales and primarily to larger borrowers.  As a result, we see decreasing competition and a significant opportunity to finance middle market businesses with annual revenues of between $10 million and $1 billion and annual EBITDA of between $10 million and $100 million.
The BDC industry investment landscape is highly concentrated. The following map illustrates where  BDCs, which are required to file public reports with the SEC filings (i.e., reporting required under the Securities and Exchange Act of 1934, or the “Exchange Act”) are investing in portfolio companies in relation to Working Class Areas across the country. This map and the accompanying charts, demonstrate that BDCs other than the Company invest disproportionately in businesses in the coastal regions of the United States, with the top five states representing almost 50% of investment activity for such
BDCs. The concentration of capital in these states gives rise to significant competition between other BDCs and fosters overlapping exposure across their portfolios. As noted above, BDCs have also traditionally lent into buyouts of middle market companies by proven private equity sponsors, resulting in a significant overlap in such investments across BDCs.
Location of BDC Portfolio Companies
Source:  Lafayette Square analysis of data from BDCs with public SEC filings, sourced from the SEC’s Electronic Data Gathering, Analysis, and Retrieval ("EDGAR") database.  As of September 30, 2024.

BDC Portfolio Companies – Top 5 States
BDC Portfolio Investments (Top 5 States)
BDC Portfolio Investments in High Income
Places (Among Top 5 States)
AS OF SEPTEMBER 30, 2024
California (790)
Texas (561)
Illinois (370)
New York (511)
Florida (324)
U.S. Average (112)
2.0%
10.0%
6.6%
5.8%
9.1%
14.1%
AS OF SEPTEMBER 30, 2024
New York (466)
Illinois (331)
Texas (433)
California (658)
Florida (245)
U.S. Average (92)
77.1%
89.5%
77.2%
75.6%
83.3%
91.2%
Investment Summary (Top 5 States)
AS OF SEPTEMBER 30, 2024

Number of Companies	2,556
Percentage of Portfolio Companies	45.7%
Number of BDCs	154
Source:
BDC Portfolio Investment (Top 5 States): The BDC landscape comprises records from 154 BDCs, analyzing their September 30, 2024 Form 10-Q/10-
K filings using the SEC’s EDGAR database for BDC portfolio companies as of September 30, 2024. A total of 6,834 portfolio company investments were identified by their headquartered addresses. Of these, this analysis includes 5,590 (82%) portfolio companies where we had enough data to determine if an address was located in a Low-Moderate-Income tract.
BDC Portfolio Investments in High Income Places (Among top 5 states): This chart extends the analysis of the top five states with BDC investment, highlighting that most investments are concentrated in high-income areas. According to the Federal Financial Institutions Examination Council (FFIEC),
middle to upper income (higher-income) areas are defined as those where median family incomes exceed 80% of the area median income. The analysis, based on portfolio company headquarters, includes 5,590 (82%) companies with sufficient data to determine if they are located in a Low-Moderate-
Income tract.

Number of BDC Portfolio Companies: All States and Territories

State	Portfolio Companies, 2024	Portfolio Companies, 2024 vs 2023	Portfolio Companies in Working Class Tracts, 2024	Portfolio Companies in Working Class Tracts, 2024 vs 2023	Portfolio Companies in Higher Income Tracts, 2024	Portfolio Companies in Higher Income Tracts, 2024 vs 2023
California	790 (14.1%)	▲58	132 (16.7%)	▲7	658 (83.3%)	▲51
Texas	561 (10.0%)	▲67	128 (22.8%)	▲12	433 (77.2%)	▲55
New York	511 (9.1%)	▲59	45 (8.8%)	▲5	466 (91.2%)	▲54
Illinois	370 (6.6%)	▲59	39 (10.5%)	▲7	331 (89.5%)	▲52
Florida	324 (5.8%)	▲56	79 (24.4%)	▲14	245 (75.6%)	▲41
Massachusetts	270 (4.8%)	▲29	22 (8.1%)	▼1	248 (91.9%)	▲30
Georgia	228 (4.1%)	▲36	42 (18.4%)	▲5	186 (81.6%)	▲31
Ohio	188 (3.4%)	▲39	36 (19.1%)	▲3	152 (80.9%)	▲36
Pennsylvania	172 (3.1%)	▲23	15 (8.7%)	▲1	157 (91.3%)	▲22
New Jersey	176 (3.1%)	▲21	23 (13.1%)	▲4	153 (86.9%)	▲17
North Carolina	167 (3.0%)	▲20	34 (20.4%)	▲3	133 (79.6%)	▲17
Virginia	144 (2.6%)	▲24	35 (24.3%)	▲7	109 (75.7%)	▲17
Colorado	125 (2.2%)	▲26	26 (20.8%)	▲4	99 (79.2%)	▲22
Arizona	121 (2.2%)	▲18	40 (33.1%)	▲7	81 (66.9%)	▲11
Michigan	111 (2.0%)	▲25	19 (17.1%)	▼1	92 (82.9%)	▲26
Tennessee	105 (1.9%)	▲11	15 (14.3%)	▲2	90 (85.7%)	▲9
Minnesota	106 (1.9%)	▲27	17 (16.0%)	–	89 (84.0%)	▲27
Connecticut	97 (1.7%)	▲7	19 (19.6%)	▲1	78 (80.4%)	▲6
Washington	89 (1.6%)	▲8	22 (24.7)	▲3	67 (75.3%)	▲5
Utah	84 (1.5%)	▲12	18 (21.4%)	▲3	66 (78.6%)	▲9
Missouri	76 (1.4%)	▲12	17 (22.4%)	▲4	59 (77.6%)	▲8
Maryland	75 (1.3%)	▲10	16 (21.3%)	▲3	59 (78.7%)	▲7
South Carolina	54 (1.0%)	▲13	14 (25.9%)	▲4	40 (74.1%)	▲9
Indiana	51 (0.9%)	▲10	15 (29.4%)	▲3	36 (70.6%)	▲7
Wisconsin	53 (0.9%)	▲8	10 (18.9%)	▲2	43 (81.1%)	▲6
Alabama	44 (0.8%)	▲2	5 (11.4%)	▲1	39 (88.6%)	▲1
Oklahoma	42 (0.8%)	▲5	14 (33.3%)	▲4	28 (66.7%)	▲1
Oregon	37 (0.7%)	–	7 (18.9%)	▲3	30 (81.1%)	▼3
Kentucky	40 (0.7%)	▲6	8 (20.0%)	▲2	32 (80.0%)	▲4
Kansas	38 (0.7%)	▲5	6 (15.8%)	▲2	32 (84.2%)	▲3
Delaware	35 (0.6%)	▲4	22 (62.9%)	▲4	13 (37.1%)	–
District of Columbia	36 (0.6%)	▲8	0 (0.0%)	–	36 (100.0%)	▲8
Louisiana	31 (0.6%)	▲2	8 (25.8%)	▲1	23 (74.2%)	▲1
Arkansas	28 (0.5%)	▲4	5 (17.9%)	–	23 (82.1%)	▲4
New Hampshire	28 (0.5%)	▲4	6 (21.4%)	▲3	22 (78.6%)	▲1
Nevada	29 (0.5%)	▲9	12 (41.4%)	▲4	17 (58.6%)	▲5
Nebraska	23 (0.4%)	▲7	4 (17.4%)	▲2	19 (82.6%)	▲5
Mississippi	21 (0.4%)	▲7	4 (19.0%)	▲2	17 (81.0%)	▲5
Iowa	20 (0.4%)	▲5	5 (25.0%)	▲1	15 (75.0%)	▲4
Rhode Island	14 (0.3%)	▲3	3 (21.4%)	–	11 (78.6%)	▲3
New Mexico	10 (0.2%)	–	7 (70.0%)	–	3 (30.0%)	–
Maine	10 (0.2%)	▲1	4 (40.0%)	–	6 (60.0%)	▲1
Wyoming	9 (0.2%)	▲1	2 (22.2%)	–	7 (77.8%)	▲1
Idaho	9 (0.2%)	–	3 (33.3%)	–	6 (66.7%)	–
South Dakota	6 (0.1%)	–	2 (33.3%)	▼1	4 (66.7%)	▲1
Alaska	8 (0.1%)	▲2	1 (12.5%)	–	7 (87.5%)	▲2
West Virginia	5 (0.1%)	▼1	0 (0.0%)	▼1	5 (100.0%)	–
Vermont	7 (0.1%)	–	2 (28.6%)	–	5 (71.4%)	–
Montana	7 (0.1%)	▲3	1 (14.3%)	–	6 (85.7%)	▲3
Hawaii	5 (0.1%)	▲1	3 (60.0%)	–	2 (40.0%)	▲1
U.S. Total	5590		1012 (18.1%)		4578 (81.9%)
U.S. Average	112 (2.0%)		20 (23.8%)		92 (77.1%)
Source: The BDC landscape comprises records from 154 BDCs, analyzing their September 30, 2024 Form 10-Q/10-K filings using the U.S. Securities and Exchange Commission's EDGAR database for BDC portfolio companies as of September 30, 2024. A total of 6,834 portfolio company investments
16 Lafayette Square analysis of EDGAR database of BDC portfolio companies as of Q3 2024. Fair value for BDCs has been considered to calculate assets, as of February 2025.
17  Deloitte Report, December 2024 - Unlocking a potential US$3.8 trillion opportunity for private equity firms
18 2022 Deloitte Report - Learnings from Private Equity - What transactions from the last five years tell us
19 March 2024 study released by Statista Research Department - Value of private equity (PE) capital raised worldwide from 2019 to 2023.

were identified by their headquartered addresses. Of these, this analysis includes 5,590 (82%) portfolio companies where we had enough data to determine if an address was located in a Low-Moderate-Income tract.
Concentration Risk in Private Capital
We believe the concentration of private credit investments, and of investments by BDCs in particular, creates correlation risk. The top ten BDCs by assets under management, or “AUM” manage 50% of all BDC invested assets ($158 billion out of $318 billion as of June 2024) and invest in 70% of the same transactions16. Additionally, the top ten publicly traded
BDCs control 66% of the respective public market share ($85 billion out of $130 billion) and invest in 76% of the same deals. This concentration can result in limited competition for direct lending outside of the geographic areas favored by most BDCs, which we believe creates opportunity for the Company to generate proprietary deal flow, allowing us the opportunity to obtain more favorable loan pricing and generate a favorable risk-return dynamic in our lending activity.
In parallel with the geographic concentration and deal overlap, we believe many private equity firms (and the private credit institutions that support them) are investing in increasingly larger companies. The largest private equity firms (with more than $5 billion in AUM) have taken an increasingly greater percentage of total private equity industry fundraising, rising from 33% of all capital raised in 2020 to 53% in the first half of 2024.17. In addition, 40% of private equity deals are larger than $500 million in deal size.18 This trend is expected to continue as the private equity industry has more than doubled since 2013 to a total of $1.1 trillion of funds raised in 2023.19 We believe that many private equity affiliated private credit funds have emphasized their service and product offerings in support of private-equity backed companies, providing an opportunity for alternative funding sources like us to lend to non-sponsored middle-market companies.
Our Competitive Advantages
We believe  the following competitive strengths position us well for continued growth:
We Target Borrowers in Locations that Other BDCs are Not Focused On
As discussed above, we believe that the BDC industry and regional banks that historically provided credit to middle market businesses in Working Class Areas have more re-focused in recent years on only a relatively small number of locations and primarily on larger borrowers.  As a result, we believe there is a significant opportunity for the Company to identify attractive middle market businesses that have meaningful capital needs that are not being served by other financing institutions.
Our Delivery of Managerial Assistance to Portfolio Companies Differentiates us from Other Lenders
Like other BDCs, we offer traditional forms of managerial assistance to our portfolio companies, including participating in board and management meetings, consulting with and advising officers of portfolio companies, and providing other organizational and financial guidance.  However, we also deploy human capital and benefits consulting services through
Worker Solutions®. This platform offers what we consider to be an enhanced version of managerial assistance to portfolio companies by providing meaningful guidance and counsel concerning management, operations and policies, primarily with respect to employee benefits and human capital management. In particular, we have marshalled our resources and expertise to support our portfolio companies in their efforts to improve worker well-being and labor force retention, including for those employees whose annual wages would qualify under the federal definition of low-to-moderate income.
We believe this differentiated expertise and focus on human capital has proven beneficial in the origination of investment opportunities, particularly in the non-sponsored segment of the market.
Our Worker Solutions® platform works with portfolio companies to optimize traditional employee benefits, such as health insurance and retirement, and supplementary employee benefits, such as services that focus on education, training and the alleviation of financial insecurity.  The Worker Solutions® platform coordinates directly with the human resources and personnel departments of our portfolio companies to (i) analyze their workforce, wages, and benefits, (ii)

identify human capital challenges and benefits gaps, and (iii) recommend appropriate third-party solution providers or policy changes to workplace benefits that enhance employee well-being and improve retention. Where possible, we aim to disaggregate and analyze health insurance and retirement benefits participation among employee populations and recommend options to improve employee participation in those programs.
We believe delivery of this type of enhanced managerial assistance has the potential to (i) positively affect employee well-
being, (ii) enhance the risk-adjusted financial returns of our portfolio companies (through increased employee retention, morale, and productivity) and (iii) reduce our funding costs.
We are Using Proprietary Data Analytics to Strengthen Our Origination, Underwriting and Monitoring Processes
Lafayette Square Analytics comprises a dedicated team of technology professionals who build proprietary software and systems that work in conjunction with third-party tools to empower Lafayette Square investment professionals with data that informs risk decisions and builds relationships with clients. We believe this sophisticated team and our proprietary technology enable us to efficiently and effectively identify and underwrite businesses in overlooked places.
One of the main products designed by Lafayette Square Analytics is Potomac X Lafayette Square™, a data platform with a place-based analytics tool that supports Lafayette Square’s investments by providing place-based socioeconomic data that offers insights into investments, before and after they are made.  Powered by a growing data lakehouse, Potomac X
Lafayette Square™ overlays census information from third-party sources on company data.  In combination with the capabilities and relationships of our investment and origination team (including senior managers at target businesses), we can identify attractive investment opportunities and better understand the businesses we underwrite, both from an operational and a labor market perspective.
Through a data-driven approach and increasing use of automation in identifying potential investment opportunities with categories such as “non-sponsored”, “industry”, “working-class location” and “SBIC eligible”, we can tailor our origination process to meet our investment goals and objectives. Once deals are in the pipeline, we digitize and organize our deal management process workflow with dashboards. Digitization enables us to capture key criteria for assessing potential investments, such as whether the headquarters is based in a low- to moderate-income census tract, and predicts whether the investment would be eligible for SBIC credit. Our deal management process can automatically transmit investment data from the origination and underwriting stages to our loan servicing system as well as facilitate the warehousing of data. This automated process has allowed us to build dashboards to manage and track our portfolio risk and monitor our investments with granular detail.
We Have an Experienced Team of Investment Professionals
Our Investment Committee members are seasoned  professionals and have extensive investment, finance and risk management experience as well as in managing small and medium-sized businesses through various credit cycles. With a collective average of almost 20 years of experience, the members of the Investment Committee provide valuable diligence insights to the investment team, which itself is an experienced group of underwriters and originators. We believe the combined experience of the Investment Committee provide us a wealth of strategic, financial, and operational knowledge regarding investments in middle market companies as well as the tools necessary to manage risks and achieve favorable risk-adjusted returns.
Our Collaboration with Government Provides a Structural Advantage
We believe our access to government financing provides a structural advantage over most BDCs which lack access to 10-
year fixed rate funding priced at a spread to US Treasuries from the SBA. In our view, government funding in the form of
SBA debentures currently provides the lowest cost and longest duration solution for our shareholders.
Our Significant Institutional Investor Base and Syndicated Corporate Credit Facility Demonstrates Institutional
Cooperation.
Our shareholder base is approximately 95% institutional, with three equity commitments from public pension funds totaling over $100 million each. In addition, on June 18, 2024, the Company tapped into the capital markets by entering into the ING Credit Facility.  The ING Credit Facility has since been syndicated, with EverBank, First Citizens Bank,

Bank United and Customer Bank joining the syndicate as additional lenders, and aggregate commitments under the ING
Credit Facility totaled $225 million as of December 31, 2024. This combination of a significant institutional investor base and a syndicated credit facility demonstrates the willingness of large institutions to collaborate with the Company.
Our Investment Adviser
The Company is externally managed by LS BDC Adviser, LLC (the “Adviser”) pursuant to an investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 and renewed by the Board most recently in June 2024 (the “Investment Advisory Agreement”). The Adviser was organized in February 2021 as a
Delaware limited liability company, is registered as an investment adviser under the Advisers Act and is a wholly owned subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and LS Administration, LLC, “Lafayette Square”).  The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.
The Adviser is obligated to allocate investment opportunities among the Company and any of its other clients fairly and equitably over time in accordance with the Adviser’s allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below. We have received exemptive relief from the SEC that permits us to co-invest with certain of our affiliates, subject to the conditions of such exemptive order. We believe that such co-investment relief affords us additional investment opportunities in a wide range of companies.
We currently do not have any employees and our investment activities are managed by the Adviser. The Adviser is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and equity sponsors, analyzing investment opportunities, structuring our investments, and monitoring our investments on an ongoing basis. Under the Investment Advisory Agreement, we pay the Adviser a base management fee and an incentive fee for its services. See “Item 1. Business — Investment Advisory Agreement” for a discussion of the base management fee and incentive fee payable by the Company to the Adviser and the risk factor entitled “Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders and may induce the Adviser to make speculative investments.”
The investment decisions of the Company are managed by the Adviser's Investment Committee, which currently includes
Damien Dwin, Phil Daniele, and Nicole Pereira, although such membership may change at any time without notice to shareholders.  Mr. Dwin and Mr. Daniele are currently considered “Key Persons” under the Company's constituent documents.
Damien Dwin
Damien Dwin is the Founder and Chief Executive Officer of Lafayette Square, a private credit firm lending capital to growing middle market companies in Working Class Areas.
Previously, Mr. Dwin served as Co-Founder and Co-CEO of Brightwood Capital Advisors from its founding in 2010 to
October 2020.
Mr. Dwin began his career as a trader with Goldman Sachs, New York and London, where he earned the Michael P.
Mortara Award for Innovation. After leaving Goldman Sachs, Mr. Dwin was  the the Co-Founder and Head of the North
American Special Opportunities business at Credit Suisse, a position he held until 2010. Mr. Dwin also served on the Vice
President Selection Committee and led the Fixed Income Division Credit Training Program.
Mr. Dwin serves on the non-profit boards of Lincoln Center for the Performing Arts, Children’s Hospital of Philadelphia,
Studio Museum in Harlem, National Trust for Historic Preservation, Boys’ Club of New York, and Vera Institute of
Justice.  He is a Council Member of the Smithsonian National Museum of African American History and Culture. He
received a B.S./B.A. from Georgetown University.
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

Previously, Mr. Daniele served as Head of Corporate Credit Americas, which included the Credit Suisse Leveraged
Finance business. He began his career at CIT Factoring in 1984.
Mr. Daniele is a Board Member of Flames Neighborhood Youth Association (“Flames”) and has been actively involved with that nonprofit since 1979. Flames is a Brooklyn based organization primarily dedicated to the improvement of the lives of African American youth and the betterment of interracial relationships in the communities that the organization serves. Additionally, he is a Board Member of Soul of the Peruvian Andes, a nonprofit whose mission is providing healthcare and education support to the impoverished villages of the Andes Mountains in Peru.
Originally from Brooklyn, New York, Mr. Daniele holds a B.B.A., Accounting, and an M.B.A., Finance, from Pace
University.
Our Administrator
LS Administration, LLC (the “Administrator”), which is also a wholly owned subsidiary of Lafayette Square, has entered into an administration agreement (the “Administration Agreement”) with the Company and a staffing agreement (the
“Staffing Agreement”) with the Adviser. As the Company has no employees, the Administrator makes experienced investment professionals available to the Adviser and provides access to the senior investment personnel of Lafayette
Square and its affiliates as well as the services of a full complement of investment professionals of Lafayette Square. The
Administrator also commits the members of the Adviser’s Investment Committee to serve in that capacity. The Adviser capitalizes on the significant deal origination, credit underwriting, due diligence, investment structuring, execution, portfolio management, and monitoring experience of Lafayette Square’s professionals.
For this work, the Company pays no compensation directly to any interested director or executive officer of the Company, but it does reimburse the Administrator for the Company’s allocable portion of certain expenses incurred by the
Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer and their respective staffs and its allocable portion of the cost of providing managerial assistance upon request to portfolio companies. Additionally, the
Administrator performs certain required administrative services, which include coordinating or providing assistance in accounting, legal, compliance, operations, investor relations, technology, and loan agency services (including any third party service providers related to the foregoing), as well as maintaining the financial records that the Company is required to maintain and preparing reports for the Company’s shareholders and reports filed with the SEC. The Administrator will be reimbursed at cost for certain expenses that it or the Adviser incur on our behalf. The Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See “Item 1. Business–
Administration Agreements” below for a discussion of the expenses (subject to the review and approval of our independent directors) for which we expect to reimburse to the Administrator.
Lafayette Square Investments
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
Vehicles Regulated Under the 1940 Act
As described in more detail in this Annual Report, Lafayette Square Investments currently operates the Company as its only investment vehicle regulated under the 1940 Act. With committed capital from both institutional and individual shareholders, the Company makes loans to eligible borrowers using equity drawn from the Company's shareholders and financing from (i) government partnerships such as the SBA, through the Company’s wholly owned SBIC and SSBIC subsidiaries and (ii) the capital markets, such as the ING Credit Facility.
Private Vehicles in Partnership with Government Entities
As reflected by its name, which references the park outside the White House located in the heart of downtown
Washington D.C., Lafayette Square values the support of government entities like the SBA to pursue its investment strategy. In particular, the Company has worked extensively with the SBA to license two of its wholly owned subsidiaries as a small business investment company (“SBIC”) and a specialized small business company (“SSBIC”). These entities help to fulfill the SBA’s mission as well as the Company’s investment objectives and Lafayette Square's ultimate goals.
(1) Lafayette Square SBIC, LP
The Company’s wholly owned subsidiary, Lafayette Square SBIC, LP (“LS SBIC LP”), received its SBIC license from the SBA on February 1, 2024.  Under SBA regulations, SBICs make investments in eligible small businesses, which may include loans and equity investments. SBICs are required to comply with investment restrictions, including strict limitations on the size of the companies in which they invest and limitations on taking controlling interests. Like other
SBICs, LS SBIC LP makes qualifying loans financed via the SBA's debenture program, which provides up to $175 million of SBA-guaranteed debentures to licensees, subject to the SBA’s approval. These debentures have maturities of ten years and have fixed interest rates tied to the U.S. 10 Year Treasury rate.
(2)  Lafayette Square SSBIC, LP
The Company’s wholly owned subsidiary Lafayette Square SSBIC, LP (“LS SSBIC LP” and together with LS SBIC the
“LS SBICs”), received its SSBIC license from the SBA on September 12, 2024 making it one of only a few existing
Specialized Small Business Investment Companies. Like an SBIC, an SSBIC makes loans to and/or invests in eligible small businesses, but with a focus on small business entrepreneurs whose participation in the free enterprise system has historically been hampered because of social or economic disadvantage. LS SSBIC LP may be able to issue additional
SBA-guaranteed debentures in an amount up to $175.0 million, subject to the SBA’s approval.
Private Vehicles in Partnership with Private Entities
(1)  Lafayette Square Private Fund, LLC
Lafayette Square Private Fund, LLC (the “Private Fund”) was formed on September 28, 2022 to serve as a fund-of-one for a European institutional investor and to invest primarily alongside the Company in the same portfolio companies. The institutional investor, which retains discretion over any investments made by the Private Fund, agreed to provide up to
$100 million in committed capital to the Private Fund. As of the date of this Annual Report, the Private Fund has invested a meaningful portion of its committed capital in some of the same portfolio companies in which the Company has invested.
Lafayette Square Services
Lafayette Square delivers enhanced managerial assistance in partnership with Worker Solutions®, a wholly owned portfolio company of the Company, which also leverages Potomac X Lafayette Square™ and coordinates directly with the human resources and personnel departments of our portfolio companies to (i) analyze their workforce, wages, and benefits, (ii) identify human capital challenges and benefits gaps, and (iii) recommend appropriate Third-Party Solution
Providers and/or human resource policy changes to existing workplace benefits (such recommendations defined as
“Qualifying Human Capital Investments”) that we believe would enhance employee well-being and improve retention.
Where possible, we use Potomac X Lafayette Square™ to disaggregate and analyze health insurance and retirement benefits participation and collect metrics regarding different aspects of the employee experience and human resources infrastructure in order to recommend Qualifying Human Capital Investments to improve employee participation in those programs as well as to monitor each portfolio company’s progress compared against a baseline.
Lafayette Square seeks to innovate constantly. It may change its Services approach in the future without notice to shareholders; however, Lafayette Square currently supports our portfolio companies through its partnership with Worker
Solutions® which supports our portfolio companies’ talent and human capital in four main ways, via (i) Incentives; (ii)
Workforce & Benefits Data Analytics; (iii) Services; and (iv) Consultation.
1.Incentives:
a.Interest rate step down: We encourage each portfolio company’s adoption of new or expanded Qualifying
Human Capital Investments by offering a discount, or “step down” on the interest rate payable by such portfolio company on the Company’s credit agreement with the portfolio company. Such discounts range from a minimum of five basis points for the adoption of one Qualifying Human Capital Investment to a 25 basis point reduction for the adoption of two or more Qualifying Human Capital Investments.
b.Third-Party Solution Provider Discounts: Our portfolio companies typically pay for the cost of engaging our
Third-Party Solution Providers. Such costs offset, in whole or in part, the aforementioned interest-rate step downs. As part of Worker Solutions® agreements with Third-Party Solution Providers—which we refer to as
Impact Collaboration Agreements— Worker Solutions® aims to negotiate data delivery specifications and reduced pricing from the Third-Party Solution Providers for our portfolio companies. When successful, these provider discounts, negotiated on behalf of our portfolio companies, support adoption of Qualifying Human
Capital Investments to improve employee well-being and retention, which we believe is a common goal across our portfolio companies. To date, Worker Solutions® has negotiated discounts with Third-Party Solution
Providers that range from 5% to 40% off selected service offerings.
c.Payroll Tax Savings: As part of providing enhanced managerial assistance, Worker Solutions® has identified employee benefits that may provide an employer federal payroll tax deduction, such as tuition reimbursement, student loan repayment, or retirement plan contributions. These types of benefits enable employers to deduct such benefit contributions on their federal income tax return, up to certain annual contribution limits. Due to recent federal legislation, an employer can now contribute up to $5,250 tax-free towards an employee’s student loan obligation. In introducing such a student loan repayment program, Worker Solutions® can advise companies on ways to communicate to their employees that employer contributions are not considered income and therefore are tax-free contributions to the employee. As part of providing enhanced managerial assistance,
Worker Solutions® also educates portfolio companies about any applicable estimated tax savings that might accrue by adopting eligible solutions with payroll tax implications, so they can collaborate with their tax and accounting advisers to potentially benefit from such solutions.
2.Workforce & Benefits Data Analytics:
a.Baseline Workforce Assessment: Prior to closing on a loan with the Company or upon becoming a portfolio company, Worker Solutions® typically performs a “Know Your Workforce Assessment” that provides an analysis of employee demographics and benefits usage. Given available data, Worker Solutions® disaggregates this information by job type, geographic location or job site, and/or wage bands, and aims to supplement company data with place-based analytics using public and private data sources, such as local and regional demographic and socio-economic data and trends related to financial well-being, education and training, income status, and health and wellness. Worker Solutions® also seeks to collect information on additional ancillary benefits available, the percentage of employees using bank direct deposit services, employer share of health premiums, and employer retirement contributions. As part of our enhanced managerial assistance, we share this analysis with the portfolio company to establish a baseline upon our initial investment and to consult with the portfolio company about potential options to maximize their human capital return-on-investment.
b.Human Capital Trend Analytics: As part of our enhanced managerial assistance, if permitted by a portfolio company, Worker Solutions® uses Potomac X Lafayette Square™, to collect several dozen metrics regarding different aspects of the employee experience and portfolio company’s human resources infrastructure, including historical employee and benefits participation data.  As of December 31, 2024, 11 out of 34 of our portfolio companies provide such metrics, which we seek to update at least quarterly. Through Potomac X Lafayette
Square™, we analyze employee turnover, changes in headcount, and employee wages as they relate to the local labor market and cost-of-living. This technology-enabled platform allows us to share this data with our portfolio companies and monitor portfolio company progress compared against the baseline.
c.Employee Input Analytics: We believe that gathering data directly from employees about their experience and workplace benefits assists us in identifying gaps in benefits or design issues with existing benefits and tracking employee satisfaction. As part of our enhanced managerial assistance, Worker Solutions® offers to support portfolio companies in designing, administering, and analyzing employee surveys to collect employee input on benefits offerings. Survey topics may include employee satisfaction, benefits satisfaction, demand for various types of new and enhanced benefits, benefits design, employee financial health, and company culture.
3. Services:

a.Curation: To address issues of financial well-being, health and wellness and education and training for portfolio company employees, Worker Solutions® has curated a suite of solutions, such as emergency savings, homebuyer assistance, employer-based college savings plan (529) matching and student loan repayment, benefits navigation, stress management, workforce development, and primary-care focused health plans for self-funded employers.
Worker Solutions® has secured agreements with 21 Third-Party Solution Providers. As part of providing enhanced managerial assistance, Worker Solutions® continues to manage this network to ensure that the consortium includes services that appeal to a significant cross-section of our portfolio companies. Third-Party
Solution Providers offer services including:
•Financial Wellbeing
◦Emergency Savings
◦Zero-Interest Loans
◦Credit Building
◦Student Loan Reimbursement
◦Retirement Savings
◦Financial Education
•Education and Training
◦Career Pathways
◦Workforce Planning
◦Talent Development and Upskilling
◦Corporate Culture
◦Talent Acquisition
•Health and Wellness
◦Supplemental Health Care
◦Mental Health Education
◦Resource and Benefit Navigation
b.Recommendation: Based upon our initial assessment and consultation with a portfolio company, we typically recommend solutions to support employee well-being and improve the human capital operations of such portfolio company. Worker Solutions® facilitates service provider introductions and product demonstrations for the company to review and consider potential new employee benefits. There is no guarantee that the portfolio company will elect to onboard or utilize the services we recommend. However, if a portfolio company selects a
Third-Party Solution Provider, it will typically receive two incentives in connection with such adoption: (i) an interest rate step down to reduce loan interest costs; and (ii) a program discount on service provider fees negotiated by Lafayette Square or its affiliates. We confirm the adoption by a portfolio company of third-party services through the receipt of an executed contract between the portfolio company and the selected service provider.  This construct may also result in reduced funding costs for the Company from its own lenders.
c.Implementation: As part of our enhanced managerial assistance, Worker Solutions® supports the portfolio company with solution onboarding, implementation, and employee outreach strategies to maximize uptake and impact. Additionally, Worker Solutions® works with the portfolio company and Third-Party Solution Providers to establish and monitor employee participation rates.
4.Consultation:
a.Additional Human Resources Capacity:  Through our enhanced managerial assistance program, Worker
Solutions® offers to consult with our portfolio companies as they attempt to address human capital challenges that are important to the company’s overall performance, such as best practices in employee engagement or navigating the evolving benefits landscape. Depending on the issue, Worker Solutions® conducts research, performs industry benchmarking, and/or identifies major policy issues or trends affecting the workplace. This technical assistance also includes our other pillars of managerial assistance, particularly services and place-based and employee data analytics.
b.Support for SECURE Act 2.0 Alignment & Implementation: We believe that SECURE Act 2.0 of 2022 holds the opportunity to improve wealth building access and opportunities for Working Class People through enhanced workplace benefits, particularly for small and medium-sized businesses. We believe that human resources leaders at small and medium-sized businesses need assistance in navigating the provisions in this law while also developing strategies to maximize results for their employees and the portfolio company. As a result, Worker
Solutions® has developed in-house expertise to support our portfolio companies transition to adopt the provision of the law in an efficient manner. Worker Solutions® has secured related solutions such as employer-based student loan repayment benefits, emergency savings, and lower-cost retirement plans that could increase participation and assets for Working Class People, who have generally had lower participation rates in workplace savings programs, including employer-sponsored retirement plans than middle and higher income employees.
c.Strategic Goal-Setting:  For companies with meaningful Working Class employee populations, it can be common to have a gap in benefits participation—employer-based healthcare and retirement plans—between middle/upper-income employees and lower-income employees. As part of our enhanced managerial assistance, we inquire about the intentions of the portfolio company to improve retirement program participation among
Working Class employees and then work with the portfolio company to set short, medium, and long-term goals to increase retirement participation for such workers or a designated category of frontline workers.  As part of our enhanced managerial assistance, Worker Solutions® may also provide options for the human resources team to review and consider.  For example, Worker Solutions® could recommend an employer non-elective contribution or automatic or “opt-out” retirement strategy to drive participation for the under-enrolled segments of the employee base.  Finally, we would also utilize our employee data analytic capability to track and analyze participation data and confirm such information with the portfolio company.
Potential for Funding Enhancement from Enhanced Managerial Assistance
We believe implementation and adoption of Worker Solutions® recommendations by our portfolio companies has the ability to improve our overall return on investment and strengthen our risk-adjusted return by helping to (i) decrease our overall funding costs, (ii) diversify our funding options and (iii) secure longer duration financing.  For example, the ING
Credit Facility provides that, under certain circumstances, the interest rate payable on borrowings under the credit facility may be reduced if such borrowings are used to finance portfolio companies that meet specified parameters (primarily related to our 2030 Goals) set forth in the facility.  While the ING Facility matures by its terms in 2029, we intend to negotiate similar discounts on future financing arrangements based upon the amount of capital we deploy that meets certain defined impact criteria, although we can offer no assurance that we will be able to secure such financing arrangements or that such discounts will be meaningful.
Lafayette Square Analytics
Lafayette Square Analytics is comprised of a dedicated team of technology professionals who build proprietary software and systems that work with third-party tools to empower Lafayette Square investment professionals with data to inform risk decisions and build relationships with clients. One of the main products designed by Lafayette Square Analytics is
Potomac X Lafayette Square™, a data platform with a place-based analytics tool that supports Lafayette Square’s investments by providing place-based socioeconomic data that offers insights into investments, both before and after they are made.
Potomac X Lafayette Square™
Potomac X Lafayette Square™ is a data platform that informs risk decisions based on localized socioeconomic and financial data.  Built to help businesses understand their and their employees' challenges within their respective communities, we leverage this platform in a few different ways:
•To provide insight about a community where a portfolio company and/or its employees are located, such as demographic, economic and social data;
•To help identify ways to support such businesses and the communities in which they and/or their employees are located, including through our Worker Solutions® platform (described in more detail in “Lafayette Square
Services” below);
•To analyze the socioeconomic challenges affecting middle market businesses and employees, including:
•Recruitment and retention of labor, particularly of frontline workers,
•Uneven uptake by workers of traditional workplace benefits, and
•Impact of inflation on employees, particularly Working Class People;
•As a risk mitigation tool, with a goal to strengthen our investment outcomes and returns, including by increasing employee retention, morale and productivity.

Support of Worker Solutions®
We analyze our portfolio companies’ employee data to identify ways to improve worker well-being in consultation with
Worker Solutions®. Potomac X Lafayette Square™ plays a critical role in driving and tracking how Worker Solutions®
affect portfolio company employees. Lafayette Square believes impactful services will have a positive effect on portfolio company employees and consequently will increase their productivity and decrease turnover, which should theoretically improve the performance of the portfolio company and reduce its risk of default.
Our Investment Strategy
Our primary investment strategy is to create a portfolio of investments across a range of industries and communities to mitigate risks and achieve our investment objective of generating favorable risk-adjusted returns while promoting public welfare and community development in Working Class Areas.  We believe that many BDCs focus primarily on lending to businesses located in high income places and that demand for capital investment and enhanced managerial assistance is particularly acute among middle market companies located in overlooked places. We believe inflationary pressures and an increasing gap in employee benefits between Working Class and middle and high income employees exacerbates this demand, enabling us to utilize our investment approach to identify and select  favorable risk-adjusted investment return opportunities.
We generate revenue primarily in the form of interest and fee income derived from debt investments we hold and capital gains, if any, on our investments.  We generally expect to hold our investments until they are refinanced by the portfolio company borrowers. From time to time, we may invest in loans with other lenders, or “club loans,” and we may serve as agent in connection with any such loans.  Currently, approximately 16% of the portfolio consists of “club loans”, with
Lafayette Square being lead agent on 63% of those deals. We may also participate in loans in the broadly syndicated loan market. Our debt investments in portfolio companies typically have principal amounts of up to $50 million, bear interest at floating rates tied to a widely available risk-free indices such as the U.S. Prime Rate, or the Secured Overnight
Financing Rate (“SOFR”). These rates reset periodically and generally are not guaranteed by the U.S. federal government or otherwise. The debt instruments in which we invest are typically not rated by any rating agency. If they were rated, we believe they would be rated below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than
“BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services). Under the guidelines established by these rating agencies, such ratings are an indication of such debt instruments having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
We primarily focus our origination efforts on “non-sponsored” businesses. We define non-sponsored businesses as companies  that are not substantially owned and managed by asset management firms that raise committed third-party capital to take controlling stakes in portfolio companies. We believe such companies offer us an opportunity to establish direct lending relationships without the involvement or backing of a traditional buyout fund sponsor. We believe this focus will enable us over time to source investments through a less competitive lending process than if we focused on
“sponsored” businesses, which should put us in a better position to achieve favorable economic and structural terms for our investments. We intend to complement this investment strategy with robust risk management practices and rigorous ongoing portfolio monitoring. For a discussion of the risks inherent in our portfolio investments, please see the discussion under “Item 1A. Risk Factors.”
While we are generally industry agnostic with respect to our focus on investment sectors, we tend to primarily invest in the business services, franchising, technology & telecommunications, transportation & logistics, and healthcare sectors.
In addition, we opportunistically seek exposures in the real estate industry (including with companies that manage real estate and with real estate-related projects that advance our 2030 Goals). We intend to diversify our portfolio across sectors that are resilient to market volatility, with limited commodity and direct consumer spending exposure.
We divide our investing approach into eight steps:
Step 1: We seek market rate returns from attractively priced assets, typically offering interest rates to our borrowers of SOFR plus a meaningful spread.  We believe this pricing represents a premium to similar risk in liquid markets, including high yield and broadly syndicated loans.

Step 2: We typically prioritize companies with a strong, sustainable, free cash flow profile to support debt service as evidenced by a multitude of factors including, but not limited to diversified revenue streams and revenue visibility, pricing power, optimized cost structures, professionalized operations with experienced management teams, strong market fundamentals and positioning, favorable regulatory environments, limited exposure to cyclical end markets, commoditized inputs, and international supply chain shocks. We invest into capital structures appropriately leveraged on a cash flow basis ensuring adequate interest and fixed charge coverage thresholds, as well as companies with experienced ownership and considerable equity support.
Step 3:  We prioritize companies located outside of high-income places, often situated in Working Class Areas, because we believe there is less competition to lend to such companies and therefore an opportunity to identify quality investments at preferential pricing.  We also believe that by focusing investments on communities with a higher density of
Working Class People, we create an opportunity to negotiate lower cost funding from government sources and the capital markets.
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
Step 6:  We offer enhanced managerial assistance to portfolio companies because we believe it can ultimately strengthen our investments while also benefiting Working Class People, in line with the original intentions of a variety of regulatory frameworks (including the Investment Act and the CRA).
Step 7:  We reward portfolio companies with interest rate step downs based on achieving specific goals and adopting Qualifying Human Capital Investments that we believe have demonstrated track records of improving worker well-being.
Step 8: We seek low-cost, long duration funding premised on our portfolio construction which focuses on
Working Class Areas and enhanced managerial assistance for portfolio companies.
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
The Adviser’s investment professionals, including a seasoned team of originators spread across the Target Regions, have a deep understanding of their regions from professional and educational experiences in those communities. This local sourcing effort is supported by Lafayette Square's proprietary place-based analytics platform, Potomac X Lafayette
Square™, which provides our origination team with insights about the places and people we invest in and helps them build trust with prospective middle market borrowers. Cumulatively, the investment and origination teams have deal sourcing relationships with hundreds of business professionals, including investment bankers, commercial bankers, buy-
out funds, institutional investors, impact-driven funds, asset-based lenders, attorneys, accountants, and others. As a result, we believe we will generate substantial deal flow from proprietary sources and selectively marketed transactions,

including many available through less competitive processes, leading to favorable pricing dynamics and repeat borrowers.
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
How Our Investment Strategy Aligns with Regulatory Framework
As described above, the Company has set ambitious 2030 Goals to increase jobs and benefit participation across a diverse swath of the United States, with a focus on Working Class Areas.  The Company's investment strategy is designed to complement these 2030 Goals by focusing its investing on areas of the United States where demand for capital is high, but where lenders have historically focused less attention.
The 2030 Goals, along with our approach to risk management and generating favorable risk-adjusted returns, were inspired by existing regulations dating to the 1950s, which were aimed at increasing prosperity in all communities. To that end, as we make investments we intend to work with a mission-aligned network of service providers that deliver services seeking to improve the well-being of Working Class Areas and Working Class People.
In the following pages, we describe (1) the original intention of the regulations inspiring our strategy, (2) how we align our strategy and goals with such regulatory intentions, and (3) our current progress towards achieving these goals.
Original Intention of Regulations Inspiring Our Strategy
Our investment strategy is designed to reflect the intentions of three legislative acts authored during distinctly different economic environments: the Investment Act, the CRA, and the Incentive Act (together with the Investment Act and the
20 Lafayette Square is not backed or guaranteed in any way or supported by the U.S. government, its agencies and instrumentalizes. The discussion below reflects our investment philosophy and not any official mandates under the Acts.

CRA, the “Acts”)20 While these legislative acts were authored during different economic environments, all of them reflect a focus by the U.S. Congress (“Congress”) and the Presidential Administration they worked with at the time on how to engage the private sector in financing job growth for all Americans, especially those in Working Class Areas.

	Date Enacted	Unemployment Rate at time of enactment*	Federal Funds Rate at time of enactment**	US Treasury 10 Year Note at time of enactment**	S&P 500 Price to Earnings at time of enactment***	Total Commercial Banks (insured by FDIC)****
Investment Act	August 1958	7.4	1.8	N/A	16.5x	13,115
CRA	October 1977	6.8	6.2	7.5	8.7x	14,397
Incentive Act	October 1980	7.5	12.6	11.7	8.9x	14,421
As of December 2024		4.1	4.3	4.6	27.9x	4,517
——
*Unemployment data is sourced from the Bureau of Labor Statistics' Current Employment Survey as of December 2024. The survey determines unemployment rates based on surveys conducted on the 12th of each month. December's data is seasonally adjusted.
**Federal funds rate and US Treasury are data sourced from the Board of Governors of the Federal Reserve System as of December 31,
2024.
***S&P500 price to earnings data is sourced from www.macrotrends.net as of December 31, 2024.
****For the legislative acts, each figure corresponds to the number of banks as of the end of the indicated year. Bank data is sourced from the
Federal Deposit Insurance Corporation (FDIC) as of Q3 2024. This is the latest information available, as of December 31, 2024.
The Investment Act was enacted on August 21, 1958 to allow the SBA to provide inexpensive leverage to investment firms running SBICs licensed by the SBA.  Congress believed an “equity gap” had developed that harmed small businesses, who did not fit into the typical groups financed by banks, on one end of the spectrum, and institutional lenders, on the other end, and therefore could not get access to the capital they needed to grow and modernize.  Rather than finance such businesses itself, Congress adopted the Investment Act, which aimed to incentivize private capital to support small businesses via SBICs, a public-private partnership model. Under SBA regulations, SBICs make loans to eligible small businesses, as well as invest in the equity securities of such businesses and provide them with consulting and advisory services.
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
The CRA requires federal banking agencies to assess a bank’s record of lending in LMI neighborhoods and to take such record into account when granting banking licenses. Such agencies also count bank investments into SBICs when performing such assessment.
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
How We Align our Strategy with Regulatory Intentions
21 To determine whether a borrower is “located” in a Working Class Area, the Company relies on the Borrower’s self-
reported principal place of business, headquarter location and/or whether they have significant operations in such community.
22 Under present SBA regulations, eligible small businesses generally include businesses (together with their affiliates)
that have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S. federal income taxes not exceeding $8.0 million (average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years.  In addition, an SBIC must devote 25% of its investment capital to “smaller enterprises” as defined by the SBA. A smaller enterprise generally includes businesses (including their affiliates) that have a tangible net worth not exceeding $6.0 million and have average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years.
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
•requirement to offer “significant managerial assistance” to portfolio companies, which we believe reduces certain risk for such companies (including by increasing employee retention, morale and productivity);
•flexibility to partner with SBA and its SBIC program, which provides access to cheaper sources of financing; and
•mandatory quarterly filing requirement with SEC, which we believe provides investors with added transparency.

	Legislative Objective	Company Alignment	Company 2030 Goals
Investment Act	Increase employment opportunities	Credit for small and medium sized employers of American workers	Help businesses create / retain 150,000 jobs (with 100,000 being Working Class Jobs)
CRA	Encourage economic growth in underserved communities	Borrowers located in Working-Class Areas or Substantial Employers of Working Class People[21]	50% borrowers either located in Working Class Areas or are Substantial Employers of Working Class People
Incentive Act	Foster investment in small, private U.S. companies and offer significant managerial assistance	Worker Solutions®	50% borrowers adopting Worker Solutions® services or HR policy changes recommended by Worker Solutions®
Investment Act
SBICs are designed to stimulate the flow of capital to eligible small businesses22 and are prohibited from investing in companies outside of the United States.  Due to this focus, we believed it would be in line with our investment strategy to add SBICs as wholly owned subsidiaries of the Company. On February 1, 2023 and September 12, 2024, respectively, our wholly owned subsidiaries, LS SBIC and LS SSBIC, received SBIC licenses from the SBA. As a result, Lafayette Square has access to up to $350.0 million in long-term capital in the form of SBA-guaranteed debentures in accordance with the
SBA’s regulations applicable to SBIC funds under common control. See “Item 1A. Risk Factors—SBIC LP and SSBIC LP are licensed by the SBA and is subject to SBA regulations.” Each of LS SBIC and LS SSBIC are able to borrow funds from the SBA against each of their respective regulatory capital (which approximates equity capital) and is subject to customary regulatory requirements, including, but not limited to, an examination by the SBA.
We received exemptive relief on September 30, 2024 from the Securities and Exchange Commission (the “SEC”) to permit us to exclude the debentures guaranteed by the SBA from the 150% asset coverage ratio we are required to maintain under the 1940 Act. Pursuant to the 150% asset coverage ratio limitation, we are permitted to borrow two dollars for every dollar we have in assets, less all liabilities and indebtedness not represented by debt securities we issue or loans we obtain.  Due to this exemptive relief, we have increased capacity to fund up to $350.0 million (the maximum amount of SBA-guaranteed debentures  SBICs under common control may currently have outstanding once certain conditions have been met) of investments with funding from SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 150% asset coverage ratio limitation would allow us to incur.
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of December 31, 2024 and
December 31, 2023, the Company funded LS SBIC LP and LS SSBIC LP with an aggregate total of $110.0 million and
$82.5 million, respectively, of regulatory capital, and have $192.5 million and $31.0 million, respectively, in SBA-
guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC LP and LS SSBIC LP  may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
We believe the addition of the SBICs under our BDC structure allows us to specifically target and inject capital into
American businesses that are on the lower end of the middle-market. We believe that these businesses have historically been underserved by traditional financial institutions and typically lack the capital resources to build a competitive business and marketing infrastructure on their own. Furthermore, in today’s economic climate, we believe small businesses have particular difficulty obtaining capital from traditional lending sources. We believe our overarching investment strategy and the ability to target small businesses through the use of our SBICs will encourage economic growth in this much-needed sector of our economy.
Community Reinvestment Act
The CRA requires the three U.S. federal bank supervisory agencies, the Federal Reserve Board (“FRB”), the Office of
Comptroller of Currency (“OCC”), and the FDIC, to encourage certain FDIC-insured financial institutions to help meet the credit needs of their local communities, including Working Class Areas, consistent with the safe and sound operation of such institutions. Each agency operates under substantially similar rules and regulatory guidance for evaluating and rating an institution’s CRA performance. These rules vary according to an institution’s asset size and business strategy.
We refer to (i) investments in companies that are either located in Working Class Areas or are Substantial Employers of
Working Class People or (ii) community development and public welfare investments identified as qualifying for CRA credit under the OCC and/or Federal Reserve guidance, as “LMI Targeted Investments.”
We believe depository institutions may be eligible to receive CRA credit for their indirect investments through the
Company under the existing so-called “investment test” and under the community development financing test to be implemented under the New CRA Final Rule (defined and described in more detail in “Item 1.A Risk Factors — Insured depository institution shareholders that are subject to regulatory examination for CRA compliance may fail to obtain favorable regulatory consideration of their investment under the CRA.”). Specifically, we believe that each of the LMI
Targeted Investments made by the Company are the type of qualifying activities for which an insured depository institution should be eligible to receive credit under the CRA if such investment were made by the depository institution directly. Moreover, because we are committing that at least 51% of our investments will be LMI Targeted Investments, we also believe that an insured depository institution should be eligible to receive CRA credit for its investment in the
Company.
In February 2023 and September 12, 2024, respectively, the SBA approved the Company’s application for SBIC and
SSBIC licenses, which are held by the Company’s subsidiaries, LS SBIC, LP and LS SSBIC, LP, respectively. Insured depository institutions are generally eligible to receive credit under the CRA for lending to or investing in an SBIC. Given the investment focus of the SBIC, loans to and investments in it may also be eligible for CRA credit. For these reasons, depository institutions may also be eligible to receive CRA credit for investments by the LS SBICs in their assessment area.
In order to substantiate its position that the Company has deployed at least 51% of its invested capital to LMI Targeted
Investments, the Company requires its prospective and actual portfolio companies to deliver supporting data throughout the term of the loan. Such data may include the borrower’s employment of Working Class People, business locations, and/
or operations in Working Class Areas. This information is designed to be helpful in substantiating a position by an insured depository institution investor that its investment in the Company should be eligible for CRA credit from the applicable banking regulator.

However, we cannot offer any assurance that an insured depository institution’s banking regulator would consider an indirect investment through the Company as CRA eligible. Currently, an investment in the Company is not deemed a
CRA eligible investment by any of the U.S. federal bank supervisory agencies, and the OCC declined to prospectively confirm that an investment in the Company would qualify as a CRA activity when the Company sought clarity on the question from the OCC (which was prior to the adoption of the New CRA Final Rule).  Since we cannot offer assurance that an investor in the Company which is subject to CRA requirements will receive CRA credit for its investment in the
Company, insured depository institution investors interested in applying for CRA credit must make their own assessment as to the likelihood that their banking regulator will grant CRA credit.  For more information, see “Item 1.A Risk Factors
— Insured depository institution shareholders that are subject to regulatory examination for CRA compliance may fail to obtain favorable regulatory consideration of their investment under the CRA.”
Incentive Act
Currently, middle market companies confront numerous labor challenges, including:
•Recruiting and retention of labor, particularly frontline workers (i.e., workers in a non-supervisory capacity who are required to interact in person with their customers and clients)
•Uneven uptake of traditional workplace benefits (e.g., healthcare) by Working Class employees vs non-Working
Class employees
•Impact of inflation on employees, in particular Working Class People
Our affiliate, Worker Solutions®, seeks to improve the retention, well-being, and productivity of employees by connecting our portfolio companies with Third-Party Solution Providers and recommending HR policy changes. In doing this, we aim to help our portfolio companies implement more effective benefits that can support workers and provide services that are currently not available to them. The Worker Solutions® team intends to coordinate with the human resources and personnel departments of our portfolio companies to identify appropriate services that would enhance employee welfare, focusing on a variety of areas such as financial well-being, health and wellness, and education and training.  Where possible, Worker Solutions® aims to analyze existing benefit offerings for portfolio company employees to improve employee uptake (in particular for Working Class employees) of those benefits (e.g., health care & retirement)
while also encouraging the implementation of new employee benefits more tailored for Working Class employees (e.g., matched liquid savings) to mitigate inflationary pressures and improve worker financial security.
We believe our Worker Solutions® platform has the potential to (i) positively affect employee well-being and (ii) enhance the risk-adjusted financial returns of the portfolio companies (including by increasing employee retention, morale and productivity). In addition, we view Worker Solutions® as a platform to support financial stability and resiliency for
Working Class employees, especially during periods of elevated inflation, which tend to create disproportionate financial burdens on Working Class households relative to other income groups because such households spend more of their income on necessities (such as rent, energy, and food) that have higher than average inflation rates. Through services like zero percent interest loans for unplanned expenses, credit score support through rent payments, and financial coaching services targeting increased savings and reduced debt, Worker Solutions® aims to offer ways for employees to reduce monthly costs in areas such as education and health care. Despite the intentions stated above, we offer no assurance that these services will have their intended impact or that they will be utilized by the employees of our portfolio companies.
Typically, we offer portfolio companies a small step down on financing costs from the Company if they adopt Qualifying
Human Capital Investments and/or adopt certain other designations (such as B-Corporation status) or human capital advice, and in some cases, Worker Solutions® will negotiate discounts for them on the services provided by Third-Party
Solution Providers. Through these discounts, we seek to enhance our investment returns in a quantifiable manner, while also positively affecting our portfolio companies in both quantifiable and qualitative ways by providing relatively low-
cost services and incentivizing a prioritization of employee well-being (as further described below).
Through Worker Solutions®, we seek to reduce risk in the operations of portfolio companies by improving portfolio company capacity to attract and retain talent and providing increased access to benefits to employees, which we believe will strengthen employee well-being and may lead to enhanced labor productivity.  In addition, we believe Worker
Solutions® can enhance investment returns if we are able to negotiate discounts on our own financing arrangements based upon the amount of capital we deploy to businesses that meet certain defined criteria, such as operating in or substantially employing Working Class Areas.  While our current facility features this discount arrangement, we can offer no assurance that we will be able to secure any similar financing arrangements in the future. Also, while we believe the discounts we have negotiated with our current credit facility may at least partially offset any step downs we offer our borrowers, such an offset may not be material. However, while a portion of the cost of providing such services will likely be borne by the
Company and, ultimately, by the Company's shareholders, we believe that this investment in employee services will improve the operating capabilities of our portfolio companies and, over time, improve our investment returns.
Tracking Progress Towards the 2030 Goals
To measure our progress towards these goals and understand the demographic data of employees in our portfolio companies, we track the locations of our portfolio companies and the Working Class status of their employees. For these purposes, we rely on feedback from our portfolio companies to obtain information about the status and well-being of their employees. We cannot guarantee the accuracy of the information provided to us by our portfolio companies, and the metrics used by different portfolio companies to calculate such information varies significantly.  However, based on our analysis, we believe that deployment of our capital and the adoption of Qualifying Human Capital Investments recommended by our Worker Solutions® platform for our portfolio companies can improve the lives of their employees as reflected through a variety of statistical measures.
As of December 31, 2024:
•51.1% of our portfolio (and 51.6% of the transactions where we were lead agent) were invested in borrowers who are either located in Working Class Areas or are Substantial Employers of Working Class People, with
9,611 Working Class People employed out of a total of 21,143 employees.
•In addition, with respect to engagement by our current portfolio companies with Qualifying Human Capital
Investments, as of December 31, 2024, 44% of the transactions where we were lead agent (32% of our overall
Portfolio Companies) had adopted Qualifying Human Capital Investments (for a total of seven Third-Party
Solution Providers and nine HR policy changes deployed).
•Regarding all companies that have been part of our portfolio since the inception of the Company, as of December
31, 2024, 44% of the transactions where we were lead agent (31% of all Portfolio Companies) had adopted
Qualifying Human Capital Investments (for a total of seven Third-Party Solution Providers and nine HR policy changes deployed).
•Of the 21,143 workers employed through our portfolio companies, 2,547 workers have utilized the services of the Third-Party Solution Providers and/or qualifying policy changes.
•Overall, a total of 4,651 workers have access to improved benefits through Qualifying Human Capital
Investments.
By comparison, as of December 31, 2023:
•50.1% of our portfolio (and 57.0% of the transactions where we were lead agent) were invested in borrowers who were either located in Working Class Areas or were Substantial Employers of Working Class People, with
6,497 Working Class People employed out of a total of 15,494 employees.
•In addition, with respect to engagement by our portfolio companies of Qualifying Human Capital Investments, as of December 31, 2023, 41.7% of the transactions where we were lead agent (and 26.3% of our overall Portfolio
Companies) had adopted Third-Party Solution Providers (for a total of five Third-Party Solution Providers), with
447 workers served and a total of 3,295 workers with access to services.
Over time, we believe our portfolio companies' uptake of Qualifying Human Capital Investments, in combination with our capital, will contribute to an improvement in below metrics, shown over the past two years:
23 Turnover rates are calculated by dividing the total terminations, voluntary and involuntary, for the period by the average number of employees who worked during or received pay for the same period. National turnover includes private employee data from the U.S. Bureau of Labor Statistics - Job Openings and Labor Turnover Survey for calendar year
2024. Data was extracted as of February 18, 2025.
24 Change Since Initial Investment Average is taken as the average of all portfolio companies' change in turnover, medical care participation or retirement participation since the BDC's initial investment, otherwise known as deal close date, with the portfolio company. A negative value indicates turnover has decreased since initial investment.  Where data wasn't available in the same quarter as the initial investment, the next available quarter's data was used. Based on 11 out of 34 portfolio companies' current human capital data made available to Lafayette Square.
25 Medical Care Benefits are plans that provide services or payments for services rendered in the hospital or by a qualified medical care provider. Participation is calculated from the unrounded percentage of workers who participate in the plan.
19 employees from portfolio companies who did not provide medical care benefits data to the Company were not included in this calculation. National private sector medical care and retirement benefits participation data are sourced from the
U.S. Bureau of Labor Statistics – March 2024 National Compensation Survey.
26 Retirement Benefit plans includes defined benefit pension plans and defined contribution retirement plans. Participation is calculated from the unrounded percentage of workers who participate in the plan. National private sector medical care and retirement benefits participation data are sourced from the U.S. Bureau of Labor Statistics – March 2024 National
Compensation Survey.
27 National median income 1-year data is from the U.S. Census Bureau - American Community Survey. This is the most recent data available as of Oct 2024. Median family income is used to calculate individual LMI per CRA guidelines. The metric is included at the national level to serve as a similar–but not exact–comparison.
28 Cumulative debt prevented through third-party solution provider HoneyBee, resulting from 146 total workers across two portfolio companies and 1,551 workers total with access to the service. Savings relative to high-cost lending products calculated by using the average payday loan APR (~400%), average loan amount of $212, and an assumed 5-month repayment period (the average time it takes to repay payday loans). https://www.incharge.org/debt-relief/how-payday-
loans-work.

Portfolio Company Human Capital Data		December 31, 2024	December 31, 2023
Employee Turnover[23]	Portfolio Company Average (Annually)	47.3%	58.8%
	National Average (Annually)	44.3%	48.2%
	Change Since Initial Investment Average[24]	(5.4)%	1.2%
Participation in Medical Care Benefits[25]	Portfolio Company Average (Quarterly)	46.0%	37.5%
	National Average (Annually, As of March 2024)	45%
	Change Since Initial Investment Average	2.5%	5.2%
Participation in Retirement Benefits[26]	Portfolio Company Average (Quarterly)	39.1%	29.2%
	National Average (Annually, As of March 2024)	53%
	Change Since Initial Investment Average	2.1%	4.2%
Median Employee Income	LMI Employee Median Income (Annually)	$41,600	$37,440
	Non-LMI Employee Median Income (Annually)	$98,772	$86,706
	National Median Family Income (Annually, As of 2024)[27]	$96,401
As of December 31, 2024, among our portfolio companies that have adopted Third-Party Solution Provider services, 137 total workers across three portfolio companies have cumulatively saved $53,565 in emergency savings, 146 workers across two portfolio companies combined have prevented an estimated $106,568 in debt28 through small-dollar, zero-
interest loans, 43 workers from one portfolio company are building their credit scores through monthly rent reporting, and seven workers from one portfolio company have cumulatively participated in 42 one-on-one financial coaching sessions to better their financial wellness. Additionally, three portfolio companies have each adopted nine recommended HR policy changes to expand benefits access and participation for employees, serving 2,547 workers combined.

In addition to supporting human capital investments and outcomes at our portfolio companies, Worker Solutions® has provided enhanced managerial assistance to companies and projects affiliated with our portfolio companies. This effort includes providing credit building through rent reporting services to 1 residential property where 489 tenants have enrolled in credit building services out of a total of 493 residents (99.2% uptake). Of the 489 residents who are participating in the rent reporting program, 10 of these residents established a new credit file or became “credit visible” to the consumer credit bureaus. These newly credit visible residents posted an average credit score of 683 at the end of the recent reporting period. Since enrollment in the rent reporting program, these residents have posted an average credit score improvement of 32 points, an average credit score of 640; overall, 41% of these residents improved their credit score, with 6% of the overall resident group increasing their credit score above 660 - typically considered the subprime-
prime threshold.
As of December 31, 2024, a grand total of 2,547 individuals have been served through Worker Solutions® for Lafayette
Square portfolio companies and projects affiliated with portfolio companies.
The Company rewards portfolio companies with an interest rate step down when they adopt Qualifying Human Capital
Investments that we believe will enhance employee well-being and improve retention. As of December 31, 2024, we have rewarded a combined total of $265,934 to portfolio companies through interest rate step down savings for their adoption of Qualifying Human Capital Investments.
Competition
Our primary competitors include other private credit funds, BDCs, SBIC funds, and, to a lesser extent, regional banks, mezzanine lenders, collateralized loan obligation vehicles, and, to the extent they provide an alternative form of financing, private equity funds. Some of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act imposes on us as a BDC. For more information concerning the competitive risks we face, see “Risk Factors-Risks Relating to Our Business and Structure - We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.”
We believe that the combination of our use of our proprietary data analytics platform, Potomac x Lafayette Square™ to identify, underwrite and monitor investment opportunities, our offer and delivery of enhanced managerial assistance through Worker Solutions® to portfolio companies, and our focus on non-sponsored deals allows us to compete effectively in this market.
About Our Portfolio Companies
Our current portfolio consists of borrowers from a variety of sectors, with locations in eight of our ten Target Regions.
The map below illustrates (to the extent we have the information from portfolio companies) the location of portfolio company headquarters and where portfolio company employees work in comparison to Working Class and non-Working
Class census tracts.
29 Based on information provided by each portfolio company to the Company.

Portfolio Company Headquarter and Employee Work Locations

«	Portco Headquarters
•	Rotolo Consultants, Inc.
•	Synergi, LLC
•	Dartpoints Operating Company, LLC
•	Medical Specialists of the Palm Beaches, Inc.
•	Ironhorse Purchaser, LLC
•	Break the Floor Productions, LLC
•	M&S Acquisition Corp
•	Best Friends Pet Care Holdings, Inc.
•	El Contra de Estudiantes
•	Café Zupas Franchising, LLC
•	GK9 Global Companies, LLC
•	Zero Waste Recycling, LLC
•	Direct Digital Holdings, LLC
•	C Speed LLC
•	Rock Gate Capital, LLC
•	Standard Real Estate Investments LP
•	XPect Solutions, LLC
•	Med Learning Group, LLC

■	LMI Census Tract
■	Non-LMI Census Tract
The tables that follows provides an overview of key metrics related to our current portfolio.  These metrics are explained in detail in the remainder of this document:

	December 31, 2024	December 31, 2023
Total Assets (in millions)	$771	$386
Portfolio Companies	34	18
Weighted Average EBITDA (in millions)	$22.2	$22.4
Worker Solutions® Adoption (Lead Agent Only)	44%	42%
Weighted Average Yield	11.4%	12.8%
Distribution Rate	8.9%	8.2%
Distributions Declared (in millions) - Inception to Date	$37.7	$9.1
Incentive for Worker Solutions® - Inception to Date	$265,934	$42,302
The table that follows provides further details of our portfolio companies' business objectives, sectors, and headquarters as organized by region and zip code:

#	Portfolio Company Name	Portfolio Company Description	Sector	Headquarter Zip Code[29]
1	160 Driving Academy (a/k/a Rock Gate Capital, LLC)	Headquartered in Chicago, Illinois, 160 Driving is one of the largest vocational training schools for commercial driving in the U.S, operating through 3 business segments: Commercial Driving School Education & Training, Driver Scoring / Safety Platform, and Experienced Driver Job Search Network.	Road & Rail	60606

2	3360 Frankford LLC	SHIFT and Voyage Investments, a Latino-owned real estate firm with Kensington roots are repurposing 3360 Frankford as the new home of El Centro de Estudiantes Big Picture Philadelphia School, a non- traditional, alternative high school that provides educational and occupational pathways for Philly’s Opportunity Youth, aged 16-21, who have previously disengaged from high school because traditional models of education don’t work for them.	Education	19121
3	Aetius Holdings, LLC	Aetius Holdings, LLC is a holding company managed by private equity firm Axum Capital Partners that owns an entertainment and comfort-themed casual dining brand with locations across the United States.	Hotels, Restaurants & Leisure	28056
4	Best Friends Pet Care Holdings, Inc.	Best Friends Pet Care Holdings, Inc. provides an array of services under one roof including boarding, doggy day camp, and grooming. Some also include veterinary clinics and training.	Specialized Consumer Services	06854
5	CentralBDC Enterprises, LLC	CentralBDC Enterprises, LLC is a company that provides dealership solutions for Sales and Service BDCs, internet lead responses, and training to maximize marketing dollars. They have been operating since 2010 and currently partner with over 1200 dealerships in the US and Canada. The company aims to streamline dealership operations and enhance customer experience through the use of digital technologies.	Software	28112
6	C Speed LLC	C Speed engineers and delivers radar systems, subsystems, and subsystem solutions for civilian and military use globally. The team has over 30 years of experience in the radar industry with specialization in cutting-edge radar receiver, exciter, and signal processors.	Industrials	13088
7	Café Zupas Franchising, LLC	Café Zupas Franchising, LLC owns and operates fast- casual restaurants in Utah and Arizona. The company offers soups, specialty salads, sandwiches, and desserts. It also provides catering services. Café Zupas Franchising, LLC was founded in 2006 and is based in West Jordan, Utah.	Restaurants	84119
8	Capital City LLC	Capital City is a B2C company that sells DC specialty food condiment Mumbo Sauce.	Food & Staples Retailing	21012
9	Core Capital Partners II-S LP	Core Capital Partners develops and offers a payment gateway for merchants. It offers various transaction solutions, including mobile payments, cashless solutions, virtual and remote terminals, payment processing, intelligent analysis, routing of promotions, incentives, and customer relationship management services.	Diversified Financials	19104
10	Dance Nation Holdings, LLC	Dance Nation Holdings, LLC is a dance entertainment company encompassing touring theatrical productions, dance workshops, photo and video production, corporate events and apparel.	Leisure Facilities	90038

11	DartPoints Operating Company, LLC	DartPoints Operating Company, LLC is a provider of co-location, cloud, cybersecurity, and enabler of advanced solutions, including artificial intelligence, machine learning, and high-performance computing.	IT Services	75201
12	Direct Digital Holdings, LLC	Direct Digital Holdings, LLC is an efficiency-focused solutions provider in the digital marketing and advertising sector, serving direct advertisers, agencies, publishers, and marketers.	Media	77027
13	GK9 Global Companies, LLC	GK9 Global Companies, LLC is an independent provider of canine screening services to the air cargo industry under the TSA’s third-party canine program. The company serves as an outsourced compliance function for its customers who are liable for the safety of the cargo they handle and/or ship.	Commercial Services & Supplies	36804
14	H.W. Lochner, Inc.	H.W. Lochner, Inc. offers a full suite of engineering and design services for transportation-focused infrastructure (including tollway authorities, cities and counties, and general and commercial aviation authorities) to high growth end markets across the United States.	Construction & Engineering	60606
15	Ironhorse Purchaser, LLC	Ironhorse Purchaser, LLC provides specialty asset rental solutions for the containment of liquid & solid waste along with complementary waste hauling and “in-the-fence” coordination solutions.	Environmental and Facilities Services	77081
16	M&S Acquisition Corporation
Marshall & Stevens Acquisition Corporation is a
leading provider of independent valuation and
advisory services to middle market companies,
providing multi-disciplinary solutions for independent
assessments of corporations, debt and equity
instruments, infrastructure, intangible assets,
machinery and real estate. The Company services a
broad spectrum of both publicly traded and privately
held clients, including large banks and financial
institutions, consumer product companies, commercial
real estate firms, healthcare services companies,
industrial and infrastructure companies, investment
funds, non-profit organizations, professional
associations and technology companie
			Professional Services	90017
17	Med Learning Group LLC	Med Learning Group, LLC operates online platform in the field of continuing medical education. It develops interactive, case-based, patient-centric live and online continuing medical education (CME) activities for healthcare professionals.	Consumer Discretionary	10011
18	Medical Specialists of the Palm Beaches, Inc.	Medical Specialists of the Palm Beaches, Inc. operates as a primary care-focused, multi-specialty physician group practice, serving South Florida. It offers primary care, cardiology, neurology, hematology/ oncology, concierge medicine, and laboratory services.	Health Care Equipment & Services	33437
19	National Carbon Technologies – California, LLC	National Carbon Technologies – California, LLC creates bioproducts that replace fossil fuels and reduce emissions in large global industries.	Independent Power & Renewable Electricity Producer	49841

20	Neighborhood Grocery Catalyst Fund LLC	The Neighborhood Grocery Catalyst Fund LLC team takes pride in creating great omni-channel grocery- anchored shopping experiences and improving communities, one shopping center at a time.	Food Retail	45249
21	Oakwell Holding LLC	Oakwell provides sustainability engineers to health systems that eliminate unnecessary operating expenses. Additionally, Oakwell unearths real estate and infrastructure optimization opportunities that save money in the short and long term. Uniquely, Oakwell provides financing for health systems that desire financing to improve profitability, reduce carbon footprints, and ultimately improve patient care.	Professional, Scientific, and Technical Services	15219
22	Puris LLC	PURIS provides end-to-end water infrastructure renewal solutions, specializing in environmentally sustainable trenchless pipeline rehabilitation. It is home to an industry-leading family of brands with over 150 combined years in business.	Utility	77381
23	Rotolo Consultants, Inc.	Rotolo Consultants, Inc. is a southeast regional landscaping service business headquartered in Louisiana serving a multi-state commercial market. The company started with corporate landscape installation and later added property management and hardscape aquatic businesses	Commercial Services & Supplies	70460
24	Salt Dental Collective, LLC	Salt Dental Collective, LLC is a Dental Service Organization focused on pediatric dentistry and orthodontics, with dozens of locations across Washington, Oregon, Idaho, and Arizona.	Health Care Providers & Services	97501
25	Standard Real Estate Investments, LP	Standard Real Estate Investments, LP is a minority- owned and controlled real estate private equity firm that manages capital on behalf of institutions and specializes in real estate development investments.	Real Estate Management & Development	90028
26	Synergi, LLC	Synergi, LLC is a specialty engineering & construction services company that designs, fabricates, and installs engineered modular staircases and architectural features for landmark properties across North America.	Construction & Engineering	21075
27	TCFIII Owl Buyer LLC	Oscar W. Larson Company provides full-service petroleum and fluid handling equipment contracting services. The company offers mechanical, electrical, and HVAC equipment contracting, excavation, remodeling, and installation services, as well as tank installation and removal, environmental remediation, site development, demolition, fleet fueling, site design and analysis, and architectural services. The company serves automotive, airline, marine, petroleum, restaurant, convenience stores, and service industries.	Construction & Engineering	48348
28	Trilon Group, LLC	Trilon Group, LLC is a platform of engineering services companies that provide planning and design services for mission critical infrastructure.	Construction & Engineering	80202

29	truCurrent LLC	truCurrent delivers a smart energy transition and infrastructure roadmap that aligns asset deployments to performance risks and operating mandates – thus optimizing cost, calendar and carbon goals over the coming decade by integrating on-site, off-site and mobile energy solutions into one nationwide network of virtual and physical power plants.	Industrials	20005
30	Worker Solutions, LLC	Worker Solutions is Lafayette Square’s managerial assistance platform designed to connect portfolio companies with enhanced benefits to improve recruitment, retention, and productivity.	Professional Services	33130
31	LC Hospitality, LLC	LC Hospitality Group LLC is a well-established company based in New Orleans, LA, specializing in providing a range of hospitality services to clients in the local area.	Consumer Services	70601
32	Xpect Solutions, Inc.	XPECT Solutions, Inc. (Xpect), headquartered in Bristow, VA, is a small, information technology (IT) firm. Founded in 2004, Xpect has built a strong reputation for providing quality resources for a wide range of IT solutions. Xpect is an area leading systems integrator of innovative IT professional services, hardware, and software solutions to Federal, State and Local Governments as well as Fortune 1000 customers.	IT Services	22030
33	Zero Waste Recycling, LLC	Zero Waste Recycling, LLC provides outsourced waste management services to corporations in South and North Carolina. Zero Waste specializes in processing, collecting, and selling waste by-products and provides end-to-end waste management services, including integrated management, janitorial services, warehousing & inventory management, mechanical maintenance, on-site trucking, and scrap & plastic hauling to companies.	Commercial Services & Supplies	28208
34	ZRG Partners, LLC	ZRG Partners, LLC provides senior level executive search and human capital management services. It offers senior level retained search, mid-management and important contributor recruitment solutions, RPO on Demand for bulk hiring and project hiring needs, and licensing and usage of its products to improve internal hiring.	Commercial and Professional Services	07662
Investment Process
The Adviser is responsible for the origination, underwriting, structuring, and monitoring of our investments. The Adviser intends to organize the investment process into nine stages:
(i) Origination;
(ii) Initial Screening;
(iii) Broad Screening and Preliminary Due Diligence;
(iv) Comprehensive Due Diligence & Structuring;

(v) Investment Committee Approval;
(vi) Closing;
(vii) Portfolio Monitoring;
(viii) Risk Management; and
(ix) Valuation (as described in more detail in “Item 1. Business — Valuation Procedures").
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
Investment Rating Scale
1.Involves the least amount of risk to our initial cost basis. The borrower is performing above expectations, and the trends and risk factors for this investment since the time of origination or acquisition are generally favorable which may include the performance of the portfolio company or a potential exit.
2.Involves an acceptable level of risk that is similar to the risk at the time of origination or acquisition.
The borrower is generally performing as expected and the risk factors are neutral to favorable. All investments or acquired investments in new portfolio companies are initially assessed a rating of 2.
3.Involves a borrower performing below expectations and indicates that the loan’s risk has increased since origination or acquisition. The borrower could be out of compliance with debt covenants; however loan payments are generally not past due.
4.Involves a borrower performing materially below expectations and indicates that the loan’s risk has increased materially since origination or acquisition. In addition to the borrower being generally out of compliance with debt covenants, loan payments may be past due (but generally not more than 120 days past due)
5.Involves a borrower performing substantially below expectations and indicates that the loan’s risk has increased substantially since origination or acquisition. Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Loans rated 5 are not anticipated to be repaid in full and we will reduce the fair market value of the loan to the amount we anticipate will be recovered.
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
Closings
On December 22, 2021, we completed our initial closing of capital commitments for shares of our Common Stock issued in the Private Offering (the "Initial Closing"), and we have held additional closings subsequent to the Initial Closing. As of March 14, 2025, we have received signed Subscription Agreements totaling approximately $475.3 million - however, due to investor concentration limits agreed to with certain investors, we have only accepted approximately $409.8 million to date. We expect to continue to hold additional closings subsequent to the Initial Closing.
Catch-up Purchases
We will permit, subject to our sole discretion, additional closings from time to time thereafter, and we reserve the right to conduct additional offerings of securities in the future in addition to the initial private offering. In the event that we enter into a Subscription Agreement with one or more investors after the initial drawdown from its non-affiliated investors (the
"Initial Drawdown"), each such investor will be required to make purchases of shares of Common Stock (each, a “Catch-
up Purchase”) on one or more dates to be determined by us. The aggregate purchase price of the Catch-up Purchases will be equal to an amount necessary to ensure that, upon payment of the aggregate purchase price, such investor will have contributed the same percentage of its Capital Commitment to us as all investors whose subscriptions were accepted at previous closings. Catch-up Purchases will be made at a per-share price as determined by our Board (including any committee thereof), which price will be determined prior to the issuance of such shares of Common Stock and in accordance with the limitations under Section 23 of the 1940 Act. In order to more fairly allocate organizational expenses among all of our stockholders, investors subscribing after the Initial Drawdown will be required to pay a price per share above net asset value reflecting a variety of factors, including the total amount of our organizational and other expenses.
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
Prior to the occurrence of a Liquidity Event, our Common Stock may not be sold without the written consent of the
Company.
Investment Advisory Agreement
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board most recently approved the renewal of the Investment Advisory Agreement in June 2024. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee. In addition, we will reimburse the
Adviser for certain expenses it incurs on our behalf beginning in the period of our Initial Drawdown.
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
 Prior to a Liquidity Event, we pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-
Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
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
Pre-Incentive Fee Net Investment Income Returns Prior to a Liquidity Event
(expressed as a percentage of the value of net assets)
Percentage of Pre-Incentive Fee Net Investment Income
Allocated to Quarterly Incentive Fee
Following a Liquidity Event, we will pay the Adviser an incentive fee quarterly in arrears with respect to our Pre-
Incentive Fee Net Investment Income Returns in each calendar quarter as follows:

• no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our
Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25%;
• 100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.47% (5.88% annualized). The “catch-up” is meant to provide the Adviser with approximately
17.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.47% in any calendar quarter; and
• 17.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.52% (6.06% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

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
(4)The “catch-up” provision is intended to provide our Adviser with an incentive fee of 15% on all of our pre-
incentive fee net investment income as if a hurdle rate did not apply when our net investment income exceeds
1.47% in any calendar quarter.
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
First, as a BDC, we have elected to be treated as a RIC under the Code. A RIC typically does not incur significant entity-
level income taxes, because it is entitled to deduct distributions made to its stockholders in computing its income subject to entity-level taxation. As a result, a BDC that has elected to be a RIC does not incur any U.S. federal income tax so long as the BDC continuously maintains its registration in accordance with the 1940 Act, at least 90% of the BDC’s gross income each taxable year consists of certain types of qualifying investment income, the BDC satisfies certain asset diversification requirements at the close of each quarter of its taxable year, and the BDC distributes substantially all of its taxable income to its stockholders on a current basis. The rules applicable to our qualification as a RIC for tax purposes are complex and involve significant practical and technical considerations. If we fail to qualify as a RIC for U.S. federal income tax purposes or are unable to maintain our qualification for any reason, then we would become subject to regular corporate income tax, which would have a material adverse effect on the amount of after-tax income available for distribution to our stockholders. See “Item 1. Business — Certain U.S. Federal Income Tax Considerations.”
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
Regulation as a Small Business Investment Company
On February 1, 2023, our wholly-owned subsidiary, LS SBIC LP, received an SBIC license from the SBA which was deemed effective as of January 27, 2023 and on September 12, 2024, our wholly-owned subsidiary, LS SSBIC LP received an SSBIC license from the SBA. These SBIC licenses allow the LS SBICs to obtain leverage by issuing SBA-
guaranteed debentures, subject to the satisfaction of certain customary procedures. SBA-guaranteed debentures are non-
recourse, interest only debentures with interest payable semi- annually and have a ten-year maturity. The principal amount of SBA-guaranteed debentures is not required to be paid prior to maturity, but may be prepaid at any time without penalty.
The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over U.S.
Treasury Notes with 10-year maturities.
SBICs are designed to stimulate the flow of capital to eligible small businesses. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. Under present SBA regulations, eligible small businesses generally include businesses (together with their affiliates) that have a tangible net worth not exceeding $24.0 million and have average annual net income after U.S federal income taxes not exceeding $8.0 million
(average net income to be computed without benefit of any carryover loss) for the two most recent fiscal years. In addition, an SBIC must invest at least 25.0% of its investment capital in “smaller enterprises” as defined by the SBA. A smaller enterprise is a business (including its affiliates) that has a tangible net worth not exceeding $6.0 million and has average annual net income after U.S. federal income taxes not exceeding $2.0 million (average net income to be computed without benefit of any net carryover loss) for the two most recent fiscal years. SBA regulations also provide alternative industry size standard criteria to determine eligibility for designation as an eligible small business or a smaller enterprise, which criteria depend on the primary industry in which the business is engaged and is based on the number of employees or gross revenue of the business and its affiliates. Once an SBIC has invested in a company, it may continue to make follow-on investments in the company, regardless of the size of the business at the time of the follow-on investment, up and until the time a business offers its securities in a public market through an initial public offering, if any. According to
SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA generally prohibits an SBIC from providing funds to small businesses for certain purposes, such as relending, real estate or investing in companies outside of the United States, and from providing funds to businesses engaged in certain prohibited industries and to certain “passive” (i.e., non-
operating) companies. In addition, without prior SBA approval, an SBIC may not invest an amount equal to more than approximately 30% of the SBIC’s regulatory capital in any one company and its affiliates. The SBA also limits fees, prepayment terms and other economic arrangements that are typically charged in lending arrangements.

The LS SBICs  are subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an SBIC license does not assure that the LS SBICs will receive SBA-guaranteed debenture funding, which is dependent upon the LS SBICs continuing to be in compliance with
SBA regulations and policies. The SBA, as a creditor, will have a superior claim to the LS SBIC LP’s assets over our stockholders and debt holders in the event we liquidate either LS SBIC or the SBA exercises its remedies under the SBA-
guaranteed debentures issued by either LS SBIC upon an event of default.
We received exemptive relief from the SEC to permit the LS SBICs to exclude the senior securities of each LS SBIC from the definition of senior securities in the asset coverage requirement under the 1940 Act. Pursuant to the 150% asset coverage ratio limitation, we are permitted to borrow two dollars for every dollar we have in assets less all liabilities and indebtedness not represented by debt securities we issued or loans we obtain.  With this exemptive relief, we now have increased capacity to fund up to $175 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 150% asset coverage ratio limitation would allow us to incur.
See “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Financial
Condition, Liquidity and Capital Resources” for more details on the capital available to the LS SBICs.
JOBS Act
We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups
Act (the “JOBS Act”), until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of a Liquidity Event occurs;
•the end of the fiscal year in which our total annual gross revenues first exceed $1.235 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-
convertible debt; and
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
Certain U.S. Federal Income Tax Considerations
The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in shares of our Common Stock upon our qualification as a RIC commencing with our taxable year ending December 31, 2024 (or as soon thereafter as is reasonably practicable).
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
Election to Be Taxed as a RIC
The Company has elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the
Code. However, no assurance can be provided that we will qualify as a RIC for any taxable year. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our stockholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-
income and asset diversification requirements (as described below). In addition, we must distribute to our stockholders, for each taxable year, dividends of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for dividends paid (the “Annual Distribution
Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4%
nondeductible federal excise tax imposed on RICs, we must distribute to our stockholders in respect of each calendar year dividends of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax
Avoidance Requirement”).
We may be subject to regular federal and state corporate income tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) when recognized, over the next five taxable years.
Taxation as a RIC
If we:
•       maintain qualification as a RIC; and
•       satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to stockholders.
As a qualified RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as dividends to our stockholders.
In order to maintain qualification as a RIC for U.S. federal income tax purposes, we must, among other things:
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
Failure to Maintain Qualification as a RIC
If we were unable to continue to qualify for treatment as a RIC and were unable to cure the failure, for example, by disposing of certain investments before quarter/year end or in the 30 days after quarter/year end, or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates.
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
Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. stockholder as long-
term capital gains (currently generally at a maximum rate of either 15% or 20%, depending on whether the individual stockholder’s income exceeds certain threshold amounts) in the case of individuals, trusts or estates, regardless of the U.S.
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
A stockholder generally will recognize taxable gain or loss if the stockholder sells or otherwise disposes of their shares of
Common Stock. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the stockholder has held their shares of Common Stock for more than one year. Otherwise, it would be classified as short-
term capital gain or loss. However, any capital loss arising from the sale or disposition of shares of Common Stock held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such shares. In addition, all or a portion of any loss recognized upon a disposition of shares of Common Stock may be disallowed if other shares of Common Stock are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of shares of Common Stock acquired will be increased to reflect the disallowed loss.
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
stockholder should not be treated as earning income from “debt-financed property” and dividends we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that we incur. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-
qualifying investments. In the event that any such proposals were to be adopted and applied to BDCs, the treatment of dividends payable to tax-exempt investors could be adversely affected.
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
Withholding of U.S. tax (at a 30% rate) is required by the Foreign Account Tax Compliance Act, provisions of the Code with respect to payments of dividends made to certain non-U.S. entities that fail to comply (or be deemed compliant) with extensive new reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-
owned foreign investment accounts. Stockholders may be requested to provide additional information to enable the applicable withholding agent to determine whether withholding is required.
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
•We will be subject to corporate-level income tax if we are unable to maintain qualification as a RIC under the Code.
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
•The LS SBICs  are subject to SBA regulations and risks associated with  SBA-guaranteed debentures.
•We are subject to risks associated with artificial intelligence and machine learning technology.
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
•There can be no guarantee of our ability to coordinate with the human resources and personnel departments of our portfolio companies through our Worker Solutions® services platform.
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
•Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
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
In October 2023, the three federal banking agencies issued a new unified set of CRA regulations (the “New CRA Final
Rule”) that, among other changes, implemented a tiered framework with separate evaluations for retail lending, retail services and products, community development financing, and community development services for banks with over $2 billion in total assets. Published in February 2024, the New CRA Final Rule requires banks to comply with most provisions beginning on January 1, 2026, with certain other requirements becoming applicable on January 1, 2027. Until these regulations become applicable, the current state of CRA regulations is unsettled, and may continue to be so even after the new regulations are applicable. This is especially so in light of current, ongoing litigation, which has resulted in an injunction of the New CRA Final Rule, as well as the change in the U.S. presidential administration. As such, this changing state of laws, regulations or the interpretation of laws and regulations related to the CRA may result in a failure of insured depository institution shareholders that are subject to regulatory examination for CRA compliance to obtain favorable regulatory consideration of their investment under the CRA.
Investment in the Company is not currently deemed a CRA eligible investment by any of the U.S. federal bank supervisory agencies, and the OCC declined to prospectively confirm that an investment in the Company would qualify as a CRA activity when the Company sought clarity on the question from the OCC (which was prior to the adoption of the New CRA
Final Rule).  Investments are not typically designated as CRA-qualifying by any governmental agency at the time of issuance. The final determinations that investments are CRA-qualifying are made by the federal and, where applicable, state bank supervisory agencies during their periodic examinations of financial institutions. We plan to require our borrowers, both during the underwriting process and on an ongoing basis throughout the term of the loan, to deliver data to allow an insured depository institution to apply for credit for the investment under the CRA with the appropriate banking regulator. This data is expected to include statistics regarding the borrowers’ composition and growth as well as their impact on the communities where they operate, and who and from where such borrowers hire, as well as other information that could be used to validate CRA eligibility such as the borrowers’ employment of LMI workers and the borrowers’
locations and/or operations in Working-Class Areas. This information is designed to be helpful in substantiating the CRA eligibility of the investment. We can offer no assurance, however, that an investor in the Company subject to CRA requirements will receive CRA credit for such investment, and insured depository institution investors interested in applying for CRA credit must make their own assessment as to the likelihood that their banking regulator will grant CRA credit. Whether investments in the Company will qualify in whole or in part for CRA credit will depend on the composition of the Company’s investment portfolio over time and other factors, including changing regulatory criteria for granting CRA credit for particular categories of investments.
Our financial condition and results of operation depend on our ability to manage future growth effectively.
Our ability to achieve our investment objective depends on our ability to grow, which depends, in turn, on the Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result on a cost-
effective basis will depend on the Adviser’s structuring of the investment process, its ability to provide competent, attentive, and efficient services to us, and our access to financing on acceptable terms. The management team of the
Adviser has substantial responsibilities under our Investment Advisory Agreement. We can offer no assurance that any current or future employees of the Adviser will contribute effectively to the work of, or remain associated with, the
Adviser. We caution you that the principals of our Adviser or Administrator will also be called upon to provide managerial assistance to our portfolio companies and those of other investment vehicles which are managed by the Adviser. Such demands on their time may distract them or slow our rate of investment. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition, and results of operations.
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
We depend on the diligence, skill, and network of business contacts of the professionals available to our Administrator to carry out the administrative functions necessary for us to operate, including the ability to select and engage sub-
administrators and third-party service providers. We can offer no assurance, however, that the professionals of the
Administrator will continue to provide administrative services to us. In addition, we can offer no assurance that the resources, relationships, and expertise of Lafayette Square will be available to the Administrator throughout the term of the
Company. This could have a material adverse effect on our financial condition, results of operations, and cash flows.
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
The Adviser's personnel primarily work from home as a result of a technology-first business model, among other things. To the extent that such personnel, as a result of working remotely, rely more heavily on technology systems for their business-
related communications and information sharing, the Adviser could be more vulnerable to cybersecurity incidents and cyberattacks and could have more difficulty resuming normal operations in the event it is the target of such incident or attack.
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
As a result of our arrangements with the Adviser and its affiliates and the Adviser’s Investment Committee, there may be times when the Adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.  Lafayette Square and/or the Adviser are expected to provide investment advisory services for other Affiliated
Investment Accounts with a wide variety of investment objectives that in some instances may overlap or conflict with the investment objectives of the Company and present conflicts of interest. In addition, Lafayette Square may also, from time to time, create new or successor Affiliated Investment Accounts that may compete with the Company and present similar conflicts of interest. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” In
serving in these multiple capacities, Lafayette Square, including the Adviser, the Investment Committee, and the investment team, may have obligations to Other Clients, or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment objective may overlap with the investment objectives of certain Affiliated Investment Accounts. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other investment funds, programs, accounts, and businesses advised by or affiliated with the Adviser. Certain Affiliated Investment Accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire or “originate,” a limitation that does not exist for certain other accounts.
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
We do not know at this time what circumstances will exist in the future, and therefore we do not know what factors our
Board will consider in contemplating an Exchange Listing or other Liquidity Event in the future. As a result, even if we do complete a Liquidity Event to establish a secondary market for shares of our Common Stock, you may not receive a return of all of your invested capital. If we do not successfully complete a Liquidity Event, liquidity for your shares of Common
Stock may be limited to participation in any repurchase offers that our Board may determine to conduct, which we do not currently intend to conduct. In addition, in any repurchase offer, if the amount requested to be repurchased in any repurchase offer exceeds the repurchase offer amount, repurchases of shares of Common Stock would generally be made on a pro-rata basis (based on the number of shares of Common Stock put to us for repurchases), not on a first-come, first-
served basis.
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

The business of identifying and structuring investments of the types contemplated by the Company is competitive and involves a high degree of uncertainty. The Company will be competing for investments with other investment funds, as well as more traditional lending institutions and private credit-focused competitors. Over the past several years, an increasing number of funds have been formed, with investment objectives similar to, or overlapping with, those of the
Company (and many such existing funds have grown substantially in size). In addition, other firms and institutions are seeking to capitalize on the perceived opportunities with vehicles, funds, and other products that are expected to compete with the Company for investments. Other shareholders may make competing offers for investment opportunities that we identify. Even after an agreement in principle has been reached with the board of directors or owners of an acquisition target, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of the Adviser. Some of our competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages over the Company. In addition, issuers may prefer to take advantage of favorable high-
yield markets and issue subordinated debt in those markets, which could result in fewer credit investment opportunities for the Company. In addition to competition from other shareholders, the availability of investment opportunities generally will be subject to market conditions as well as, in many cases, the prevailing regulatory or political climate. There may also be insufficient or inconsistent demand from middle market businesses for capital investment and managerial assistance. We can offer no assurance that the Company will be successful in obtaining suitable investments, or that if we make such investments, the objectives of the Company will be achieved.
We will be subject to corporate-level income tax if we are unable to maintain qualification as a RIC.
In order to maintain RIC tax treatment under the Code, we must meet certain source-of-income, asset diversification, and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders distributions for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for distributions paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the
1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To maintain status as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a
RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders, the amount of our distributions, and the amount of funds available for new investments. Such a failure would have a material adverse effect on our stockholders and us. See “Item 1.
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
We are not generally able to issue and sell our Common Stock at a price below net asset value per share. We may, however, sell our Common Stock, or warrants, options or rights to acquire our Common Stock, at a price below the then-
current net asset value per share of our Common Stock if our Board determines that such sale is in the best interests of us and our stockholders, and if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board, closely approximates the market value of such securities (less any distributing commission or discount). If we raise additional funds by issuing Common Stock or senior securities convertible into, or exchangeable for, our Common Stock, then the percentage ownership of our stockholders at that time will decrease, and holders of our Common Stock might experience dilution.
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
We anticipate that we or a direct subsidiary of ours may enter into one or more credit facilities, including subscription-
based and asset-based revolving credit facilities. Under any credit facility, we will be subject to a variety of risks, including those set forth below.
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
There can be no assurance that we would be able to renew, extend, or replace any credit facility upon its maturity on terms that are favorable to us, if at all. Our ability to renew, extend, or replace the credit facility would be constrained by then-
current economic conditions affecting the credit markets. In the event that we were not able to renew, extend or replace the credit facility at the time of its maturity, this could have a material adverse effect on our liquidity and ability to fund new investments, our ability to make distributions to our stockholders, and our ability to qualify as a RIC.

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
We cannot guarantee our ability to maintain existing SBIC licenses.
We cannot guarantee our ability of any of our subsidiaries (in existence now or which may be formed in the future) to maintain SBIC licenses from the SBA nor can we anticipate changes in regulatory policies with respect to SBICs.
We will be subject to risks associated with any SBA-guaranteed debentures.

We  issue, as permitted under SBA regulations and through our wholly-owned subsidiaries, the LS SBICs, SBA-guaranteed debentures to generate cash for funding new investments. To issue SBA-guaranteed debentures, we request commitments for debt capital from the SBA. The LS SBICs may be exposed to any losses on its portfolio of loans; however, such debentures are non-recourse to us. Receipt of an SBIC license does not assure that the LS SBICs will receive SBA-
guaranteed debenture funding, which is dependent upon the LS SBICs continuing to be in compliance with SBA regulations and policies.
The LS SBICs are licensed by the SBA and are subject to SBA regulations.
Each of LS SBIC LP and LS SSBIC LP, our wholly-owned subsidiaries, received a license to operate as a SBIC under the
Investment Act and is subject to regulation and oversight regulated by the SBA. The SBA places certain limitations on the financing terms of investments by SBICs in portfolio companies and regulates the types of financings and prohibits investing in certain industries. Compliance with SBIC requirements may cause the LS SBICs to make investments at lower rates in order to qualify investments under the SBA regulations.
Further, SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant regulations. If either of LS SBIC LP or LS SSBIC LP fails to comply with applicable regulations, the SBA could, depending on the severity of the violation, limit or prohibit its use of debentures, declare any outstanding debentures immediately due and payable, and/or limit it from making new investments. In addition, the SBA could revoke or suspend either of LS SBIC LP or LS SSBIC LP’s license for willful or repeated violation of, or willful or repeated failure to observe, any provision of the Investment Act or any rule or regulation promulgated thereunder. These actions by the SBA would, in turn, negatively affect us because the LS SBICs  are our wholly-owned subsidiaries.
SBA-guaranteed debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA-guaranteed debentures is fixed at the time of issuance at a market-driven spread over 10-
year U.S. Treasury Notes. Leverage through SBA-guaranteed debentures is subject to required capitalization thresholds.
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
When setting our goals we sought guidance from outside regulatory frameworks, including the Investment Act, CRA, and
Incentive Act. We can offer no assurances that we will be able to adhere to or meet our goals, including our 2030 Goals, and nor can we guarantee that such goals will have their intended consequences. While we will strive to (1) increase employment opportunities, (2) provide significant managerial assistance to small and middle-market companies and (3)
encourage economic growth in Working Class Areas, we can offer no assurances that our goals and actions in pursuits of these goals will have their intended effects.
We are subject to risks associated with artificial intelligence and machine learning technology.

Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to the Company, the Investment Advisor, and our portfolio companies. The
Company and our portfolio companies could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party AI applications and users. While the Investment Advisor does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Investment Advisor’s business,
and
the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Investment Advisor to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Investment Advisor. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Investment Adviser.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio companies are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the
Company or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.
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
A portfolio company’s failure to satisfy financial or operating covenants imposed by other lenders or us could lead to defaults and, potentially, termination of its debt financing and foreclosure on its secured assets, which could trigger cross-
defaults under other agreements and jeopardize a portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

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
Certain debt investments that we make in portfolio companies will be secured on a second priority basis by the same collateral securing the senior debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers, and other factors. We can offer no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any. Similarly, investments in “last out” pieces of tranched first-lien loans will be similar to second lien loans in that such investments will be junior in priority to the “first-
out” piece of the same tranched loan with respect to payment of principal, interest, and other amounts.
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
During the period of time in which we are deploying our initial capital, our portfolio may be concentrated in a limited number of portfolio companies and industries. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. For example, although we may classify the industries of our portfolio companies by end-market
(such as health market or business services) and not by the products or services (such as software) directed to those end-
markets, some of our portfolio companies may principally provide software products or services, which exposes us to downturns in that sector. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
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
To the extent we participate substantially in the conduct of the management of certain of our portfolio companies, such as designating directors to serve on the boards of directors of certain portfolio companies, such designation of representatives and other measures contemplated could expose our assets to claims by a portfolio company in which we invest, its security-
holders and its creditors, including claims that we are a controlling person and thus are liable for securities laws violations of a portfolio company. These measures also could result in certain liabilities in the event of the bankruptcy or reorganization of a portfolio company, could result in claims against us if a designated director violates their fiduciary or other duties to a portfolio company or fail to exercise appropriate levels of care under applicable corporate or securities laws, environmental laws or other legal principles, and could expose us to claims that we have interfered in management to the detriment of a portfolio company.
There can be no guarantee of our ability to coordinate with the human resources and personnel departments of our portfolio companies through our affiliated Worker Solutions® services platform.
There can be no guarantee of our ability to coordinate with the human resources and personnel departments of our portfolio companies through our affiliated Worker Solutions® services platform and nor can we guarantee our ability to properly or effectively analyze health insurance and retirement benefits participation and recommend ways to improve employee uptake. We can offer no assurances that services provided through our Worker Solutions® services platform will have their intended effect or that they will be widely utilized by the employees of our portfolio companies.
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
We intend to make periodic distributions to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-
to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Registration Statement, especially if there are reduced cash flows to us from our portfolio companies, which could reduce cash available for distribution to our stockholders. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. To the extent we make distributions to stockholders that include a return of capital, such a portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions may increase a shareholder’s tax liability for capital gains upon the future sale of our Common Stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our Common Stock even if the stockholder sells its shares for less than the original purchase price.
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
Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as at the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-
reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S.
and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
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
A changing interest rate environment magnifies the Company’s susceptibility to interest rate risk and may adversely affect the Company by diminishing yield and impacting performance. It is difficult to accurately predict the pace at which the
FRB will increase or decrease interest rates, or the timing, frequency or magnitude of any increases or decreases, and the evaluation of macroeconomic and other conditions could cause a change in approach in the future. Any such changes could be sudden and unpredictable. Certain economic conditions and market environments will expose fixed-income and debt instruments to heightened volatility and reduced liquidity, which can negatively impact the Company’s performance or otherwise adversely impact the Company.
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
In addition, certain regulations applicable to debt securitizations implementing credit risk retention requirements that have taken effect in both the U.S. and in Europe may adversely affect or prevent us from entering into securitization transactions. These risk retention rules will increase our cost of funds under, or may prevent us from completing, future securitization transactions. In particular, the U.S. Risk Retention Rules require the sponsor (directly or through a majority-
owned affiliate) of a debt securitization, such as CLOs, in the absence of an exemption, to retain an economic interest in the credit risk of the assets being securitized in the form of an eligible horizontal residual interest, an eligible vertical interest, or a combination thereof, in accordance with the requirements of the U.S. Risk Retention Rules. Given the more attractive financing costs associated with these types of debt securitizations as opposed to other types of financing available (such as traditional senior secured facilities), this increases our financing costs, which increases the financing costs ultimately be borne by our common stockholders.
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

Cybersecurity Program Overview
The Adviser has instituted a cybersecurity program designed to identify, assess, and mitigate cyber risks applicable to the
Company. The cyber risk management program involves risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. The Adviser actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company. The Adviser maintains a comprehensive information security policy to manage risk which details procedures such as incident response, business continuity and disaster recovery management plans, penetration testing and quarterly cybersecurity training for all employees. The Adviser (through the
Staffing Agreement with the Administrator) employs a Chief Technology Officer (“CTO”), Bobby Patnaik. Mr. Patnaik
has more than twenty years of experience, including fourteen years in financial services. Prior to joining Lafayette, Mr.
Patnaik worked at Goldman Sachs Asset Management rising to the Global Head of Institutional/Fund Reporting and
Reference Data Technology after spending several years developing and leading middle and back-office technologies. Mr.
Patnaik began his career working for several technology and telecommunication companies, including AT&T and
Verizon.
The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company. The
Adviser has contracted with Salt Cybersecurity, LLC to serve as a virtual Chief Information Security Officer (“vCISO”)
and perform an annual information security program risk assessment and gap analysis based on the International
Organization for Standardization (ISO) and International Electrotechnical Commission (IEC) standard (ISO/IEC
27001:2013). In addition, our vCISO conducts due diligence on each vendor we utilize to assess their levels of security when working with Lafayette Square data. The Adviser has also engaged a third-party cybersecurity firm, AG1, Inc. (dba
AgileBlue), to act as Lafayette Square’s outsourced security operation center (“SOC”) and provide continuous monitoring of Lafayette Square issued devices for potential vulnerabilities with any threats escalated to the CTO.
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
ITEM 2. PROPERTIES
Our headquarters are located at 175 SW 7th Street, Unit 2307, Miami, Florida 33130 and are provided by our
Administrator. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted. We do not own any real estate or other physical properties materially important to our operations.
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

PART II
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
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
Holders
As of March 14, 2025, we had 133 stockholders of record.
Distribution Policy
To the extent that we have income available, we intend to make quarterly distributions to our stockholders. We elected to be taxed as a RIC under Subchapter M of the Code for our taxable year ending December 31, 2023. To maintain our RIC tax status, we intend to distribute at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our stockholders in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See “Item 1. Business — “Certain U.S. Federal Income Tax Considerations.”
We may be subject to a nondeductible 4% U.S. federal excise tax if we do not distribute (or are treated as distributing) in each calendar year an amount at least equal to the sum of:
•98% of our net ordinary income, excluding certain ordinary gains and losses, recognized during a calendar year;
•98.2% of our capital gain net income, adjusted for certain ordinary gains and losses, recognized for the twelve-
month period ending on October 31 of such calendar year; and
•100% of any income or gains recognized, but not distributed, in preceding years.
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

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
March 26, 2024	March 22, 2024	May 06, 2024	$6,475	$0.30	140,902
June 28, 2024	June 25, 2024	August 06, 2024	$6,738	$0.30	147,220
September 24, 2024	September 24, 2024	November 04, 2024	$7,460	$0.33	164,271
December 26, 2024	December 26, 2024	January 06, 2025	$7,853	$0.33	182,412
Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2024 were reported in our current reports on Form
8-K filed with the SEC.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” means Lafayette Square USA, Inc., unless otherwise specified. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. Please see “Cautionary Statement Regarding Forward-
Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this report.
Business Overview
We are an externally managed, closed-end, non-diversified management investment company that has elected to be regulated as a business development company under the 1940 Act. In addition, for U.S. federal income tax purposes, we have elected to be treated as a RIC under Subchapter M of the Code. As a business development company and a RIC, we are also subject to certain constraints, including limitations imposed by the 1940 Act and the Code.
We are externally managed by the Adviser and supervised by our board of directors of which a majority of the members are independent of us, the Adviser and its affiliates.
Our investment objective is to generate favorable risk-adjusted returns, including current income and to a lesser extent, capital appreciation, principally from investments in “non-sponsored” middle market businesses.  We aim to build a geographically diverse portfolio by investing at least 5% of our assets in businesses that are primarily headquartered and/or have a significant operating presence in Target Regions. We expect to invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock, and warrants. We may also invest in other community development and public welfare investments identified as qualifying for CRA credit under the OCC and/or Federal Reserve guidance.

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
Expenses
We expect our primary annual operating expenses to include advisory fees and the reimbursement of expenses under our
Investment Advisory Agreement and our Administration Agreement, respectively. We also bear other expenses, which include:
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
On September 30, 2024, we received an exemptive relief from the SEC to permit us to exclude the debt of the LS SBICs that are guaranteed by the SBA from the 150% asset coverage ratio we are required to maintain under the 1940 Act. With this exemptive relief, we will have increased capacity to fund up to $175.0 million (the maximum amount of SBA-
guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments in each LS SBIC with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 150% asset coverage ratio limitation would allow us to incur.

Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the years ended December 31, 2024,
December 31, 2023 and December 31, 2022 (information presented herein is at amortized cost unless otherwise indicated):

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Total Investments, beginning of period	$271,523	$84,545	$—
New investments purchased	347,622	190,068	97,547
Net accretion of discount on investments	1,374	406	102
Net realized gains (losses) on investments	98	—	(111)
Investments sold or repaid	(63,754)	(3,496)	(12,993)
Total Investments, end of period	$556,863	$271,523	$84,545

Portfolio companies, at beginning of period	19	5	—
Number of new portfolio companies	16	14	5
Number of exited portfolio companies	(1)	—	—
Portfolio companies, at end of period	34	19	5
As of December 31, 2024 and December 31, 2023, the Company’s investments consisted of the following:

	December 31, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$540,064	97.0%	$540,195	96.9%
Equity	11,909	2.1%	12,028	2.2%
Subordinated debt	1,738	0.3%	1,712	0.3%
Preferred equity	1,652	0.3%	1,652	0.3%
Convertible note	1,500	0.3%	1,500	0.3%
Warrants	—	—%	—	—%
Total	$556,863	100.0%	$557,087	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$263,118	96.9%	$265,287	97.0%
Equity	4,881	1.8%	4,901	1.8%
Subordinated debt	1,872	0.7%	1,753	0.6%
Preferred equity	1,652	0.6%	1,652	0.6%
Warrants	—	—%	—	—%
Total	$271,523	100.0%	$273,593	100.0%
The tables below describe investments by industry composition based on fair value as of December 31, 2024 and
December 31, 2023:

	December 31, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,606	12.0%	$66,901	12.1%
Professional Services	57,752	10.4%	58,135	10.4%
Specialized Consumer Services	39,897	7.2%	40,288	7.2%
Road & Rail	41,613	7.5%	39,900	7.2%
Interactive Media & Services	34,011	6.1%	34,293	6.2%
IT Services	33,807	6.1%	33,820	6.1%
Media	34,140	6.1%	32,725	5.9%
Diversified Financial Services	28,388	5.1%	28,492	5.1%
Transportation Infrastructure	26,252	4.7%	26,530	4.8%
Water Utilities	23,112	4.2%	23,454	4.2%
Health Care Equipment & Services	19,702	3.5%	19,949	3.6%
Application Software	18,288	3.3%	18,400	3.3%
Health Care Providers & Services	17,595	3.2%	17,768	3.2%
Construction & Engineering	17,427	3.1%	17,428	3.1%
Pharmaceuticals	16,278	2.9%	16,426	2.9%
Aerospace & Defense	16,069	2.9%	16,108	2.9%
Electric Utilities	12,286	2.2%	12,500	2.2%
Restaurants	11,714	2.1%	11,783	2.1%
Hotels, Restaurants & Leisure	10,688	1.9%	10,877	2.0%
Gas Utilities	10,737	1.9%	10,787	1.9%
Independent Power & Renewable	8,388	1.5%	8,388	1.5%
Real Estate Management & Development	9,184	1.6%	9,182	1.6%
Diversified Consumer Services	2,459	0.4%	2,459	0.4%
Food & Staples Retailing	470	0.1%	494	0.1%
Total	$556,863	100.0%	$557,087	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Construction & Engineering	$57,458	21.3%	$58,360	21.2%
Commercial Services & Supplies	45,747	16.8%	45,828	16.8%
Professional Services	34,254	12.6%	34,254	12.5%
Leisure Facilities	33,439	12.3%	33,789	12.4%
Media	28,467	10.5%	28,594	10.5%
Specialized Consumer Services	15,566	5.7%	15,625	5.7%
Health Care Services	13,773	5.1%	13,773	5.0%
Environmental & Facilities Services	9,795	3.6%	9,922	3.6%
Restaurants	8,683	3.2%	8,722	3.2%
Health Care Equipment & Services	8,175	3.0%	8,391	3.1%
Health Care Providers & Services	7,840	2.9%	7,940	2.9%
IT Services	3,380	1.2%	3,425	1.3%
Real Estate Management & Development	2,952	1.1%	2,970	1.1%
Hotels, Restaurants & Leisure	1,994	0.7%	2,000	0.7%
Total	$271,523	100.0%	$273,593	100.0%
The weighted average yields at amortized cost and fair value of our portfolio as of December 31, 2024 and December 31,
2023 were as follows:

	December 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt(2)	11.3%	11.3%	12.8%	12.8%
Subordinated debt	14.0%	14.2%	14.0%	15.0%
Bonds	12.3%	12.3%	14.0%	15.0%
Convertible note	10.0%	10.0%	—%	—%
Weighted Average Yield(1)	11.4%	11.4%	13.1%	12.8%
(1) The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2) Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments
(including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes exit fees that are receivable upon repayment of certain loan investments. As of December 31, 2024 and December 31, 2023, there were no exit fees.

	December 31, 2024	December 31, 2023
Number of portfolio companies	34	19
Percentage of performing debt bearing a floating rate (1)	95.5%	99.3%
Percentage of performing debt bearing a fixed rate (1)(2)	4.5%	0.7%
Weighted average spread over SOFR or LIBOR of all accruing floating rate investments	6.7%	7.0%
Weighted average EBITDA (in millions) (3)	$22.2	$22.8
Weighted average leverage (net debt/EBITDA) (4)	3.7x	3.0x
Weighted average interest coverage (4)	2.4x	2.8x
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
Ongoing monitoring and risk management of each asset is conducted by the Adviser's Portfolio Monitoring team under the supervision of our Chief Risk Officer. The Portfolio Monitoring team is separate and distinct from the Adviser’s investment team, and has as its primary responsibilities to:
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

The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of
December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—%	$—	—%
2	483,968	86.9%	273,593	100.0%
3	73,119	13.1%	—	—
4	—	—	—	—
5	—	—	—	—
Total	$557,087	100.0%	$273,593	100.0%

Results of Operations
The following table represents the operating results for the years ended December 31, 2024, December 31, 2023 and
December 31, 2022:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Total investment income	$56,234	$20,751	$3,496
Net expenses	26,647	12,038	3,659
Net investment income (loss)	29,587	8,713	(163)
Net realized gains (losses) on investments	98	—	(111)
Net change in unrealized gains (losses)	(1,846)	2,272	(202)
Net increase (decrease) in net assets resulting from operations	$27,839	$10,985	$(476)
Investment Income
The composition of the Company’s investment income was as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Investment income
Interest income	$51,417	$18,567	$3,362
Fee income	1,135	70	134
Interest from cash and cash equivalents	3,682	2,114	—
Total investment income	$56,234	$20,751	$3,496
The increase in total investment income from $20,751 for the year ended December 31, 2023 to $56,234 for the year ended
December 31, 2024 was primarily driven by our deployment of capital and invested balance of investments.
Expenses
The following table summarizes the Company’s expenses for the years ended December 31, 2024, December 31, 2023 and
December 31, 2022:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest and financing expenses	$10,255	$2,049	$750
Incentive fee	5,272	1,615	277
Management fee	4,136	1,640	—
Administrative services fee	2,048	1,485	708
General and administrative expenses	1,831	1,441	958
Professional fees	1,082	584	200
Legal fees	1,042	838	415
Income tax expense	371	—	—
Directors' fees	348	320	447
Placement fees	216	1,131	22
Organizational costs	46	332	176
Offering expenses	—	151	158
Total expenses	26,647	11,586	4,111
Expense support reimbursement	—	452	(452)
Total expenses, net of expense support reimbursement	$26,647	$12,038	$3,659
Total expenses before expense support increased to $26.6 million for the year ended December 31, 2024 from $11.6 million for the year ended December 31, 2023.
Interest and financing expenses increased to $10,255 for the year ended December 31, 2024 compared to $2,049 for the year ended December 31, 2023 primarily due to an increase in the average principal amount of borrowings on our
Subscription Facility, draw down in SBA-guaranteed debentures, ING Credit Facility and Repurchase Obligations.
The increase in management fees for the year ended December 31, 2024 when compared to the year ended December 31,
2023 was driven by our deployment of capital and an increase in average gross assets.
Incentive fees increased to $5,272 for the year ended December 31, 2024 when compared to $1,615 for the year ended
December 31, 2023 due to the increase in Net Investment Income. Refer to Note 6 Investment Advisory Agreement of the
Form 10-K for a discussion of how the incentive fee is calculated.
The increase in administrative services fee to $2,048 for the year ended December 31, 2024 when compared to $1,485 for the year ended December 31, 2023 was due to the Company's allocable portion of overhead compensation, rent, office services and equipment, under the Company's Administration Agreement.
General and administrative expenses, legal fees, professional fees and placement fees increased to $4,171 during the year ended December 31, 2024 when compared to $3,994 for the year ended December 31, 2023 in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws.
The decrease in organizational costs to $46 for the year ended December 31, 2024 when compared to $332 for the year ended December 31, 2023 was primarily related to the formation of the Company and/or the Company's subsidiaries. Refer to Note 1 of the Form 10-K on details regarding organizational costs.
Offering expenses decreased for the year ended December 31, 2024 when compared to the year ended December 31, 2023 in connection with the offering of shares of the Company's common stock, including out-of-pocket expenses of the Adviser and its agents and affiliates. Refer to Note 1 of the Form 10-K on details regarding offering costs.

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
Base Management Fee
The base management fee (“Management Fee”) is payable quarterly in arrears beginning in the period during its initial capital drawdown from its non-affiliated investors (the “Initial Drawdown”) at an annual rate of (i) prior to a Liquidity
Event, 0.75%, and (ii) following a Liquidity Event, 1.0%, in each case of the average value of our gross assets (gross assets equal the total assets of the Company as set forth on the Company’s balance sheet) at the end of the two most recently completed calendar quarters. No Management Fee is charged on committed but undrawn capital commitments.
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred Management
Fees of $4,136, $1,640 and $277, respectively. As of December 31, 2024 and December 31, 2023, there was $1,375 and
$605 Management Fee payable to the Adviser, respectively.
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
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred Income-
Based Fee of $5,272, $1,615 and $—, respectively. As of December 31, 2024 and December 31, 2023, $1,578 and $565,
respectively, remained payable.
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
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of December 31, 2024 and December 31, 2023, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred $2,048,
$1,485 and $708, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and December 31,
2023, $0 and $885, respectively, were unpaid and included in administrative services fee payable in the accompanying
Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the
Company’s commencement of operations.
Expense Support and Conditional Reimbursement Agreement
On December 30, 2021, we entered into an expense support and conditional reimbursement agreement (the “Expense
Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on our behalf (each, an
“Expense Payment”), so long as no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees. Any Expense Payment that the Adviser has committed to pay must be paid by the
Adviser to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates.
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
As of December 31, 2024 and December 31, 2023, the Company has no Unreimbursed Expense Payable.

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
Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of
December 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 269.2% and 645.7%.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the For the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest expense	$9,328	$1,526	$494
Non-usage fee (1)	92	82	41
Amortization of financing costs	835	441	215
Weighted average stated interest rate	6.40%	7.08%	5.08%
Weighted average outstanding balance	$145,828	$21,548	$19,091
(1)Non-usage fee is applicable to the undrawn portion of the credit facilities.
Credit Facilities
ING Credit Facility
On June 18, 2024, Lafayette Square USA, Inc. (the “Company”) entered into a Senior Secured Revolving Credit
Agreement (as amended, restated, supplemented, or otherwise modified from time to time, the “ING Credit Facility”) with
ING Capital, LLC, as Administrative Agent, Lead Arranger, Bookrunner and Sustainability Structuring Agent.
On September 20, 2024, the Company entered into Amendment No. 1 to the Senior Secured Revolving Credit Agreement
(the “First Amendment”), which amends the ING Credit Facility. The parties to the First Amendment include the
Company, EverBank, N.A. as Lender, First-Citizens Bank & Trust Company as Lender, Subsidiary Guarantors party thereto and ING Capital LLC, as Administrative Agent. The First Amendment provides for, among other things, an upsize in the total commitments from lenders under the credit facility from $75,000,000 to $150,000,000.
On December 12, 2024, the Company entered into that certain Lender Joinder Agreement (the “First Lender Joinder
Agreement”), pursuant to which, through the accordion feature in the ING Credit Facility, the aggregate commitments under the ING Credit Facility increased from $150 million to $175 million. The parties to the First Lender Joinder
Agreement include the Company, BankUnited, N.A., as additional lender, the Subsidiary Guarantors party thereto and the
Administrative Agent.
On December 20, 2024, the Company entered into that certain Lender Joinder Agreement (the “Second Lender Joinder
Agreement”), pursuant to which, through the accordion feature in the ING Credit Facility, the aggregate commitments under the ING Credit Facility increased from $175 million to $225 million. The parties to the Second Lender Joinder
Agreement include the Company, Customers Bank, as additional lender, the Subsidiary Guarantors party thereto and the
Administrative Agent.

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
The ING Credit Facility currently allows the Company to borrow up to $225 million, subject to certain restrictions, including availability under a borrowing base, which is based upon unused capital commitments made by investors in the
Company and the value of eligible portfolio investments. The amount of permissible borrowings under the ING Credit
Facility may be increased through an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing up to an aggregate of $250 million. The ING Credit Facility is secured by a perfected first-priority interest in the unused commitments of the Company’s investors and substantially all of the eligible portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
As of December 31, 2024 and December 31, 2023, the Company had $208.2 million and $0.0 million, respectively, in outstanding borrowings from the ING Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Facility for the year ended December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest expense	$3,601	$—	$—
Non-usage fee (1)	66	—	—
Amortization of financing costs	169	—	—
Weighted average stated interest rate	7.79%	—%	—%
Weighted average outstanding balance	$46,226	$—	$—
(1)Non-usage fee is applicable to the undrawn portion of the credit facilities.
Subscription Facility
On February 2, 2022, the Company entered into a subscription-based credit agreement with Sumitomo Mitsui Banking
Corporation, which was amended on June 28, 2022, December 21, 2022, and February 1, 2024 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allowed the Company to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base that was based upon unused capital commitments made by investors in the Company. The amount of permissible borrowings under the
Subscription Facility could be increased to up to $1 billion with the consent of the lenders. The Subscription Facility matured on May 2, 2024 and bore interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 2.50% (the “Applicable Margin”) and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and
(c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility was secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility included customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for credit facilities of this nature. On May 2, 2024, the
Subscription Facility and all obligations thereunder were terminated.
As of December 31, 2024 and December 31, 2023, the Company had $0.0 million and $27.5 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Subscription Facility for the year ended December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest expense	$492	$584	$494
Non-usage fee (1)	26	82	41
Amortization of financing costs	218	372	215
Weighted average stated interest rate	7.83%	7.19%	5.08%
Weighted average outstanding balance	$6,286	$8,121	$19,091
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
Facility.
SBA Debentures
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of December 31, 2024 and December 31,
2023, the Company funded LS SBIC LP and LS SSBIC LP with an aggregate total of $110.0 million and $82.5 million, respectively, of regulatory capital, and have $192.5 million and $31.0 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC LP and LS
SSBIC LP  may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes the Company’s SBA-guaranteed debentures as of December 31, 2024:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	$45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	$82,505	5.09%	0.129%
December 12, 2024	March 1, 2035	$27,500	4.92%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the year ended December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest expense	$4,610	$566	$—
Non-usage fee	—	—	—
Amortization of financing costs	448	69	—
Weighted average stated interest rate	5.34%	6.23%	—%
Weighted average outstanding balance (1)	$86,388	$9,088	$—
(1)The Company's initial borrowing under the SBA Debentures program occurred on September 15, 2023.
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
The Company entered into two repurchase agreements on May 1, 2024 which were collateralized by the Company’s term loans to each of Salt Dental Collective (the “Salt Repurchase Obligation”) and Med Learning Group, LLC (the “MLG
Repurchase Obligation” and together with the Salt Repurchase Obligation, the “May 2024 Repurchase Obligations”).
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
As of December 31, 2024 and December 31, 2023, there was no outstanding loan and interest payable balance to
Macquarie.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Repurchase Obligation for the year ended December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest expense	$625	$376	$—
Non-usage fee	—	—	—
Amortization of financing costs	—	—	—
Weighted average stated interest rate	9.01%	8.68%	—%
Weighted average outstanding balance (1)	$6,928	$4,339	$—
(1)The Company's initial borrowing occurred on March 15, 2023.
The facilities of the Company consist of the following:

	December 31, 2024			December 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$225,000	$208,232	$16,768	$38,400	$27,500	$10,900
SBA-Guaranteed Debentures	192,505	192,505	—	36,960	31,000	5,960
Repurchase Obligation	—	—	—	—	—	—
Total	$417,505	$400,737	$16,768	$75,360	$58,500	$16,860
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of
December 31, 2024 and December 31, 2023, we were not party to any off-balance sheet arrangements.
Recent Developments
On January 9, 2025, the Company invested in a senior secured first lien revolver in Xpect Solutions LLC, with additional funds of $0.8 million, bearing an interest rate of 3M Term SOFR + 5.75%, maturing on October 7, 2029.
On January 9, 2025, the Company invested in a new senior secured first lien term loan in TEC Services LLC with a term loan funded commitment of $10.0 million, bearing an interest rate of 6M Term SOFR + CSA + 5.75%, maturing on
December 31, 2029. In addition, the Company had a total commitment of $2.0 million in a senior secured first lien revolver of which $0.4 million was funded, bearing an interest rate of 3M Term SOFR + CSA + 5.75%, maturing on December 31,
2029. In addition, the Company had an unfunded commitment of $3.0 million in a senior secured first lien delayed draw term loan maturing on December 31, 2029.
On January 13, 2025, January 28, 2025, February 25, 2025, and March 12, 2025 the Company invested in a senior secured first lien revolver in ZRG Partners LLC, with additional funding of $1.3 million, bearing an interest rate of P + 5.00%, maturing on June 14, 2029. In addition, on January 31, 2025, the Company invested in a senior secured first lien delayed draw term loan, with additional funding of $0.9 million, bearing an interest rate of 6M Term SOFR + 6.00%, maturing on
June 14, 2029.
On January 14, 2025, the Company invested in a senior secured first lien delayed draw term loan in Capital City LLC, with additional funding of $0.7 million, bearing an interest rate of 3M Term SOFR + 8.00%, maturing on September 20, 2029.
On January 15, 2025 January 23, 2025, February 28, 2025 and March 4, 2025, the Company invested in a senior secured first lien revolver in Trilon Group LLC, with additional funding of $0.5 million, bearing an interest rate of 3M Term SOFR
+ CSA + 5.50%, maturing on May 25, 2029. In addition, on January 31, 2025 and February 28, 2025, the Company
invested in a senior secured first lien delayed draw term loan, with additional funding of $1.3 million, bearing an interest rate of 3M Term SOFR + CSA + 5.50%, maturing on May 25, 2029.
On January 31, 2025, the Company invested in a new senior secured first lien term loan in JOHNSON COMM LLC, with a term loan funded commitment of $20.0 million, bearing an interest rate of 3M Term SOFR + 7.00%, maturing on January
31, 2030.
On January 31, 2025, the Company invested in a new senior secured first lien term loan in H.W. Lochner Inc, with a term loan funded commitment of $3.7 million, bearing an interest rate of 3M Term SOFR + CSA + 6.25%, maturing on July 2,
2027.

On January 31, 2025, the Company entered into a new senior secured first lien revolver and a senior secured first lien delayed draw term loan in Rotolo Consultants Inc, with total unfunded commitments of $22.6 million maturing on January
31, 2031.
On February 12, 2025, the Company sold its investment in GK9 Global Companies, LLC for total proceeds of $22.4 million.
On February 13, 2025, the Company invested in a senior secured first lien revolver in Synergi LLC, with additional funding of $0.4 million, bearing an interest rate of 3M Term SOFR + CSA + 7.50%, maturing on December 17, 2027.
On February 28, 2025, the Company invested in a new senior secured first lien term loan in Liberty Lenwich Holdings
LLC with a term loan funded commitment of $15.0 million, bearing an interest rate of 1M Term SOFR + CSA + 5.75%, maturing on February 28, 2030. In addition, the Company invested in an equity holding with additional funding of $3.0 million. In addition, the Company had a total unfunded commitment of $6.0 million in a senior secured first lien delayed draw term loan and a senior secured first lien revolver maturing on February 28, 2030.
On February 28, 2025, the Company invested in a new preferred equity holding in Arrowhead Capital Group, LLC, with a funded commitment of $15.0 million bearing a fixed interest rate of 10.0%.
On March 6, 2025, the Company invested in a senior secured first lien term loan in M&S Acquisition Corporation of $1.4 million, bearing an interest rate of 3M Term SOFR + CSA + 6.50%, maturing on December 19, 2028.
On March 12, 2025, the Company invested in a new senior secured first lien term loan in Port Jersey Logistics with a term loan funded commitment of $32 million, bearing an interest rate of 3M Term SOFR + 5.13% , maturing on March 12,
2030. In addition, the Company had a total commitment of $6.0 million in a senior secured first lien revolver of which $1.7 million was funded, bearing an interest rate of 3M Term SOFR + 5.13%, maturing on March 12, 2030.
On January 8, 2025, the Company repaid principal and interest on its outstanding balance on the ING Credit Facility in the amount of $60.0 million. Subsequent to this repayment and through to the date of this report, the Company borrowed an additional total of $53.8 million. As of the date of this Report, the outstanding principal balance on the ING Credit Facility is $202.0 million.
On March 12, 2025, the Company received approval from the SBA for an additional commitment of $10.0 million, increasing the total commitment to $175.0 million.
On March 13, 2025, the Company partially sold its investment in Trilon Group, LLC for total proceeds of $8.9 million.
In addition, as of this Report date, we had an investment backlog and pipeline of approximately $247.6 million and $461.6 million, respectively. Investment backlog includes transactions approved by the Adviser’s investment committee and/or for which a formal mandate, letter of intent or a term sheet have been issued, and therefore we believe have a strong likelihood of closing. Investment pipeline includes transactions where initial due diligence has begun and/or analysis is in process, but no formal mandate, letter of intent or term sheets have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.
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
Investments
Investment transactions are recorded on the trade date. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part I, Item 1 of this Form 10-K reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
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
Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the Code and intends to maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any future taxable year. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount at least equal to 90% of its investment company taxable income, as defined by the Code and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company would intend to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC
Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through December 31, 2024.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of December 31, 2024, approximately 95.5% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments  with a LIBOR or SOFR floor (including investments bearing a prime interest rate contracts) and approximately 4.5% of investments at fair value represent non floating-rate investments. Additionally, our subscription-based credit facility is also subject to a floating interest rate and currently paid on a floating SOFR rates. Interest expense is calculated based on outstanding secured borrowings as of December 31, 2024 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of December 31, 2024, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	December 31, 2024
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$16,261	$(9,547)	$6,714
Up 200 basis points	$10,813	$(6,365)	$4,448
Up 100 basis points	$5,364	$(3,182)	$2,182
Down 100 basis points	$(5,364)	$3,182	$(2,182)
Down 200 basis points	$(10,729)	$6,365	$(4,364)
Down 300 basis points	$(16,093)	$9,547	$(6,546)
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Lafayette Square USA, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Lafayette Square USA, Inc. (the
Company), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended
December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, brokers, the underlying portfolio companies and others. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the auditor of the Company since 2021.
New York, New York
March 14, 2025

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	December 31, 2024	December 31, 2023

Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $522,945 and $244,442 as of December 31, 2024 and December 31, 2023, respectively)	$522,935	$246,342
Non-controlled/affiliated investments at fair value (amortized cost of $29,349 and $27,081 as of December 31, 2024 and December 31, 2023, respectively)	29,583	27,251
Controlled/affiliated investments at fair value (amortized cost of $4,569 and $— as of December 31, 2024 and December 31, 2023, respectively)	4,569	—
Cash and cash equivalents	202,452	109,771
Deferred financing costs	8,575	1,094
Interest receivable	1,848	961
Other assets	329	407
Due from affiliate	260	—
Total assets	$770,551	$385,826

Liabilities
Secured borrowings (see Note 5)	$208,232	$27,500
SBA-guaranteed debentures (see Note 5)	192,505	31,000
Distributions payable	7,853	3,937
Interest and financing payable	3,044	695
Deferred revenue payable	2,517	—
Incentive fee payable (see Note 6)	1,578	565
Management fee payable (see Note 6)	1,375	605
Accounts payable and accrued expenses	649	1,277
Due to affiliate	221	123
Administrative services fee payable (see Note 6)	—	885
Income tax payable	171	—
Total liabilities	418,145	66,587
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 23,797,438 and 21,502,768 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively)	24	22
Paid-in capital in excess of par	351,181	317,677
Distributable earnings (losses)	1,201	1,540
Total net assets	352,406	319,239
Total liabilities and net assets	$770,551	$385,826

Net asset value per common share	$14.81	$14.85
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022

Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$48,297	$15,440	$2,816
Fee income	1,073	70	80
Interest income from non-controlled/affiliated investments:
Cash	3,120	3,127	546
Fee income	62	—	54
Interest from cash and cash equivalents	3,682	2,114	—
Total investment income	56,234	20,751	3,496

Expenses:
Interest and financing expenses (see Note 5)	$10,255	$2,049	$750
Incentive fee (see Note 6)	5,272	1,615	—
Management fee (see Note 6)	4,136	1,640	277
Administrative services fee (see Note 6)	2,048	1,485	708
General and administrative expenses	1,831	1,441	958
Professional fees	1,082	584	447
Legal fees	1,042	838	200
Income tax expense	371	—	—
Directors' fees	348	320	176
Placement fees	216	1,131	415
Organizational costs (See Note 2)	46	332	22
Offering expenses	—	151	158
Total expenses	26,647	11,586	4,111
Expense support reimbursement (see Note 6)	—	452	(452)
Total expenses, including expenses support reimbursement	26,647	12,038	3,659
Net investment income (loss)	29,587	8,713	(163)

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments:
Net realized gains (losses) on investments in non- controlled/non-affiliated investments	98	—	(111)
Total net realized gains (losses) on investments	98	—	(111)
Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	(1,910)	2,102	(202)
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	64	170	—
Total net change in unrealized gains (losses) on investments	(1,846)	2,272	(202)

Lafayette Square USA, Inc.
Consolidated Statements of Operations (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Net increase (decrease) in net assets resulting from operations	$27,839	$10,985	$(476)
Weighted average common shares outstanding	22,531,521	10,910,180	1,481,583
Net investment income (loss) per common share (basic and diluted)	$1.31	$0.80	$(0.11)
Earnings (loss) per common share (basic and diluted)	$1.24	$1.01	$(0.32)
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2021	700	$—	$11	$(515)	$(504)
Capital transactions:
Issuance of common stock	4,915,854	5	72,757	—	72,762
Net increase in net assets from capital transactions	4,915,854	5	72,757	—	72,762
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	(163)	(163)
Net realized gain (loss)	—	—	—	(111)	(111)
Net change in unrealized gain (losses)	—	—	—	(202)	(202)
Total increase (decrease) in net assets resulting from operations	—	—	—	(476)	(476)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(158)	158	—
Total increase (decrease) for the year ended December 31, 2022	4,915,854	5	72,599	(318)	72,286
Balance, December 31, 2022	4,916,554	$5	$72,610	$(833)	$71,782

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2022	4,916,554	$5	$72,610	$(833)	$71,782
Capital transactions:
Issuance of common stock	16,472,283	17	243,906	—	243,923
Reinvestment of stockholder distributions	113,931	—	1,688	—	1,688
Net increase in net assets from capital transactions	16,586,214	17	245,594	—	245,611
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	8,713	8,713
Net change in unrealized gain (losses)	—	—	—	2,272	2,272
Total increase (decrease) in net assets resulting from operations	—	—	—	10,985	10,985
Distributions to stockholders from:
Distributable earnings	—	—	—	(9,139)	(9,139)
Total distributions to stockholders	—	—	—	(9,139)	(9,139)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(527)	527	—
Total increase (decrease) for the year ended December 31, 2023	16,586,214	17	245,067	2,373	247,457
Balance, December 31, 2023	21,502,768	$22	$317,677	$1,540	$319,239

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2023	21,502,768	$22	$317,677	$1,540	$319,239
Capital transactions:
Issuance of common stock	1,760,704	2	26,222	—	26,224
Reinvestment of stockholder distributions	533,966	—	7,630	—	7,630
Net increase in net assets from capital transactions	2,294,670	2	33,852	—	33,854
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	29,587	29,587
Net realized gain (loss)	—	—	—	98	98
Net change in unrealized gain (losses)	—	—	—	(1,846)	(1,846)
Total increase (decrease) in net assets resulting from operations	—	—	—	27,839	27,839
Distributions to stockholders from:
Distributable earnings	—	—	—	(28,526)	(28,526)
Total distributions to stockholders	—	—	—	(28,526)	(28,526)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(348)	348	—
Total increase (decrease) for the year ended December 31, 2024	2,294,670	2	33,504	(339)	33,167
Balance, December 31, 2024	23,797,438	$24	$351,181	$1,201	$352,406
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$27,839	$10,985	$(476)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(98)	—	111
Net change in unrealized (gain) loss on investments	1,846	(2,272)	202
Purchases of investments	(347,622)	(190,068)	(97,547)
Net accretion of discount on investments	(1,374)	(406)	(102)
Proceeds from sales and repayments of investments	63,754	3,496	12,993
Amortization of deferred financing costs	835	441	215
Changes in operating assets and liabilities:
Interest receivable	(887)	(871)	(90)
Due from affiliate	(260)	—	1
Deferred offering costs	—	151	120
Other assets	78	(407)	—
Deferred revenue payable	2,517	—
Accounts payable and accrued expenses	(628)	142	796
Management fee payable	770	438	167
Incentive fee payable	1,013	565	—
Administrative services fee payable	(885)	335	550
Interest and financing payable	2,349	372	323
Income tax payable	171	—
Due to affiliate	98	3	(375)
Net cash provided by (used in) operating activities	(250,484)	(177,096)	(83,112)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	26,224	243,923	72,762
Distributions paid	(16,980)	(3,514)	—
Proceeds from secured borrowings	383,432	113,948	51,500
Repayments of secured borrowings	(202,700)	(117,948)	(20,000)
Proceeds from reverse repurchase agreement	20,355	—
Repayments of reverse repurchase agreement	(20,355)	—
Proceeds from SBA-guaranteed debentures	161,505	31,000	—
Deferred financing costs paid	(8,316)	(1,229)	(471)
Net cash provided by (used in) financing activities	343,165	266,180	103,791

Net increase (decrease) in cash and cash equivalents	92,681	89,084	20,679
Cash and cash equivalents at beginning of period	109,771	20,687	8
Cash and cash equivalents at end of period	$202,452	$109,771	$20,687

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Supplemental information:
Cash paid for interest	$6,858	$784	$182
Shares issued from dividend reinvestment plan	$7,630	$1,688	$—
Accrual for deferred financing costs	$8,575	$1,094	$306
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2024

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.00%	10.33%	10/1/2024	10/1/2029	$1,000	$952	$991	0.3%
C Speed LLC	(6)(7)(12)	First lien senior secured loan	S+	6.00%	10.33%	10/1/2024	10/1/2029	15,262	15,117	15,117	4.3%
									16,069	16,108	4.6%
Application Software
CentralBDC Enterprises, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.00%	9.33%	6/25/2024	6/11/2029	1,642	1,628	1,642	0.5%
CentralBDC Enterprises, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.00%	9.33%	6/25/2024	6/11/2029	16,758	16,660	16,758	4.8%
									18,288	18,400	5.3%
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+	6.95%	11.73%	12/20/2022	1/15/2029	$20,282	$20,195	$20,282	5.8%
Zero Waste Recycling LLC	(6)(7)(8)	First lien senior secured loan	S+	6.45%	11.23%	6/29/2022	5/15/2026	4,597	4,664	4,597	1.3%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+	6.45%	11.04%	6/29/2022	5/15/2026	13,186	13,119	13,186	3.7%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/16/2027	1,738	1,738	1,712	0.5%
ZWR Holdings, Inc.		Warrants				8/16/2021		24,953	—	—	—%
									39,716	39,777	11.3%
Construction & Engineering
Synergi, LLC	(6)(7)	First lien senior secured loan	S+	7.50%	12.09%	12/19/2022	12/17/2027	17,561	17,449	17,451	5.0%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+	7.50%	—%	12/19/2022	12/17/2027	—	(22)	(23)	—%
									17,427	17,428	5.0%
Diversified Financial Services
Core Capital Partners II-S LP	(6)(7)(8)	First lien senior secured loan	S+	7.50%	11.83%	10/11/2024	10/11/2027	766	655	759	0.2%
Core Capital Partners II-S LP	(6)(7)	First lien senior secured loan	S+	7.50%	11.83%	10/11/2024	10/11/2027	28,000	27,733	27,733	7.9%
									28,388	28,492	8.1%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Electric Utilities
truCurrent LLC	(6)(7)(8)	First lien senior secured loan	S+	7.25%	—%	2/12/2024	2/12/2029	—	(103)	—	—%
truCurrent LLC	(6)(7)	First lien senior secured loan	S+	7.25%	11.58%	2/12/2024	2/12/2029	12,500	12,389	12,500	3.5%
									12,286	12,500	3.5%
Food & Staples Retailing
Capital City LLC	(6)(7)(8)(15)	First lien senior secured loan	S+	8.00%	—%	9/20/2024	9/20/2029	—	(24)	—	—%
Capital City LLC	(6)(7)(15)	First lien senior secured loan	S+	8.00%	12.33%	9/20/2024	9/20/2029	499	494	494	0.1%
									470	494	0.1%
Gas Utilities
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+	5.50%	9.96%	1/31/2023	4/17/2026	10,787	10,737	10,787	3.1%
									10,737	10,787	3.1
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	10.08%	11/10/2023	11/10/2028	9,863	9,758	9,863	2.8%
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	10.08%	11/10/2023	11/10/2028	1,695	1,629	1,695	0.5%
MSPB MSO, LLC	(6)(7)	First lien senior secured loan	S+	5.75%	10.08%	11/10/2023	11/10/2028	8,391	8,315	8,391	2.4%
									19,702	19,949	5.7%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)	First lien senior secured loan	S+	6.75%	11.21%	3/20/2023	2/15/2028	17,768	17,595	17,768	5.0%
									17,595	17,768	5.0%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.00%	11.59%	1/25/2023	3/31/2025	1,034	1,027	1,034	0.3%
LC Hospitality, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.50%	9.83%	7/25/2024	7/25/2031	9,843	9,661	9,843	2.8%
									10,688	10,877	3.1%
Independent Power & Renewable
National Carbon Technologies – California, LLC	(8)	First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	8,400	8,388	8,388	2.4%
									8,388	8,388	2.4%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Interactive Media & Services
Dance Nation Holdings LLC	(6)(7)	First lien senior secured loan	S+	6.95%	11.54%	8/24/2023	8/24/2028	31,815	31,565	31,815	9.0%
Dance Nation Holdings LLC	(6)(7)(8)	First lien senior secured loan	S+	6.95%	11.54%	8/24/2023	8/24/2028	826	794	826	0.2%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		1,652,200	1,652	1,652	0.5%
									34,011	34,293	9.7%
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9) (12)	First lien senior secured loan	S+	8.93%	13.62%	5/1/2023	5/14/2026	3,425	3,399	3,425	1.0%
Xpect Solutions, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.75%	10.08%	10/7/2024	10/7/2029	7,500	7,452	7,427	2.1%
Xpect Solutions, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.75%	10.08%	10/7/2024	10/7/2029	750	731	743	0.2%
Xpect Solutions, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.08%	10/7/2024	10/7/2029	22,444	22,225	22,225	6.3%
									33,807	33,820	9.6%
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.45%	13.11%	6/29/2022	12/3/2026	7,596	7,576	7,264	2.1%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.45%	12.93%	6/29/2022	12/3/2026	26,625	26,564	25,461	7.2%
									34,140	32,725	9.3%
Pharmaceuticals
Med Learning Group, LLC	(6)(7)	First lien senior secured loan	S+	6.25%	10.58%	3/26/2024	12/30/2027	15,570	15,439	15,570	4.4%
Med Learning Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.25%	10.58%	3/26/2024	12/30/2027	856	839	856	0.2%
									16,278	16,426	4.6%
Professional Services
M&S Acquisition Corporation	(6)(7)(12)	First lien senior secured loan	S+	6.50%	11.09%	12/19/2023	12/19/2028	42,215	41,862	42,216	12.0%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.4%
ZRG Partners LLC	(6)(7)(8)	First lien senior secured loan	S+	6.00%	10.46%	10/21/2024	6/14/2029	2,600	2,568	2,580	0.7%
ZRG Partners LLC	(6)(7)(8)	First lien senior secured loan	P+	5.00%	12.50%	10/21/2024	6/14/2029	168	150	167	—%
ZRG Partners LLC	(6)(7)	First lien senior secured loan	S+	6.00%	10.66%	10/21/2024	6/14/2029	11,402	11,322	11,322	3.2%
									57,402	57,785	16.3%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	13.29%	10/6/2023	10/6/2026	2,000	1,987	1,985	0.6%
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	13.29%	10/6/2023	10/6/2026	3,000	2,978	2,978	0.8%
									4,965	4,963	1.4%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Restaurants
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+	7.00%	12.00%	11/20/2023	12/31/2027	3,121	3,095	3,112	0.9%
Café Zupas, L.C	(6)(7)(8)(12)	First lien senior secured loan	S+	7.00%	12.02%	11/20/2023	12/31/2027	334	330	333	0.1%
Café Zupas, L.C	(6)(7)(12)	First lien senior secured loan	S+	7.00%	12.02%	11/20/2023	12/31/2027	8,359	8,289	8,338	2.4%
									11,714	11,783	3.4%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)	First lien senior secured loan	S+	6.75%	11.08%	5/31/2024	5/30/2029	42,000	41,613	39,900	11.3%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants				5/31/2024		166,108	—	—	—%
									41,613	39,900	11.3%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(8) (12)	First lien senior secured loan	S+	6.45%	11.04%	12/21/2023	6/21/2028	24,632	24,396	24,632	7.0%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)	First lien senior secured loan	S+	6.45%	11.04%	12/21/2023	6/21/2028	15,656	15,501	15,656	4.4%
									39,897	40,288	11.4%
Transportation Infrastructure
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.25%	10.99%	3/29/2023	7/2/2027	13,006	12,740	13,006	3.7%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	5.50%	10.31%	3/24/2023	5/25/2029	12,157	12,152	12,157	3.4%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.50%	10.19%	3/24/2023	5/25/2029	1,253	1,253	1,253	0.4%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.50%	10.25%	3/24/2023	5/25/2029	114	107	114	—%
									26,252	26,530	7.5%
Water Utilities
Ironhorse Purchaser, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.25%	—%	12/21/2023	9/30/2027	—	(94)	—	—%
Ironhorse Purchaser, LLC	(6)(7)	First lien senior secured loan	S+	5.25%	9.61%	12/21/2023	9/30/2027	10,021	9,868	10,021	2.8%
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.07%	6/28/2024	6/28/2029	13,433	13,338	13,433	3.9%
									23,112	23,454	6.7%
Total non-controlled/non-affiliated investments									522,945	522,935	148.4%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(12)	First lien senior secured loan	S+	7.50%	12.09%	10/07/2022	10/07/2027	18,734	18,630	18,734	5.3%
GK9 Global Companies, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	7.50%	12.09%	10/07/2022	10/07/2027	3,390	3,379	3,390	1.0%
IVM GK9 Holdings LLC		Equity				10/07/2022		14,969	4,881	5,000	1.4%
									26,890	27,124	7.7%
Diversified Consumer Services
3360 Frankford LLC	(2)(17)	Equity				9/23/2024		2,458,671	2,459	2,459	0.7%
									2,459	2,459	0.7%
Total non-controlled/affiliated investments									29,349	29,583	8.4%
Controlled/affiliated investments (10)
Professional Services
Worker Solutions LLC	(16)	Equity				12/30/2024		350,000	350	350	0.1%
									350	350	0.1%
Real Estate Management & Development
Neighborhood Grocery Catalyst Fund LLC	(2)(8)(14)	Equity				3/28/2024		4,218,750	4,219	4,219	1.2%
									4,219	4,219	1.2%
Total controlled/affiliated investments									4,569	4,569	1.3%

Total Portfolio Investments									$556,863	$557,087	158.1%

(1)
Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement of
Investments."

(2)
Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of December 31, 2024, non-qualifying assets represent
0.9% of the Company’s total assets. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(3)	All investments are denominated in U.S. dollars unless otherwise noted. The prior year table has been modified to conform to the current year.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $352,406 as of December 31, 2024.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 4.00%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the
Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of
December 31, 2024. As of December 31, 2024, the reference rates for our variable rate loans were the 90-day SOFR at 4.31% and 30-day SOFR at 4.33%.

(8)
Position or portion thereof is an unfunded loan or equity commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2024:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Zero Waste Recycling LLC	0.50%	Delayed Draw Term Loan	5/15/2026	$380	$—
Ironhorse Purchaser, LLC	1.00%	Delayed Draw Term Loan	9/30/2027	6,377	—
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	(23)
Café Zupas, L.C	0.50%	Delayed Draw Term Loan	12/31/2027	223	(1)
Café Zupas, L.C	0.50%	Revolver	12/31/2027	223	(1)
Med Learning Group LLC	1.00%	Delayed Draw Term Loan	12/30/2027	3,425	—
Dance Nation Holdings LLC	0.50%	Revolver	8/24/2028	3,304	—
MSPB MSO, LLC	0.38%	Delayed Draw Term Loan	11/10/2028	17,630	—
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	6,781	—
truCurrent LLC	0.50%	Delayed Draw Term Loan	2/12/2029	25,000	—
Trilon Group, LLC	1.00%	Delayed Draw Term Loan	5/25/2029	1,347	—
Trilon Group, LLC	0.50%	Revolver	5/25/2029	801	—
National Carbon Technologies – California, LLC	2.50%	Bonds	5/31/2029	11,600	—
CentralBDC Enterprises, LLC	0.50%	Revolver	6/11/2029	1,516	—
Capital City LLC	—%	Delayed Draw Term Loan	9/20/2029	2,500	—
Xpect Solutions, LLC	0.50%	Revolver	10/07/2029	2,500	—
Xpect Solutions, LLC	0.50%	Delayed Draw Term Loan	10/07/2029	1,250	—
C Speed LLC	0.50%	Revolver	10/01/2029	4,000	—
Core Capital Partners II-S LP	—%	Revolver	10/11/2027	11,234	—
ZRG Partners LLC	1.00%	Delayed Draw Term Loan	6/14/2029	3,435	—
ZRG Partners LLC	0.50%	Revolver	6/14/2029	2,357	—
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	8,281	—
Worker Solutions LLC	—%	Equity	—	3,150	—
				$121,064	$(25)

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

(10)
Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company’s non-controlled/affiliated investments and controlled/affiliated investments were as follows:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Non-controlled/affiliated investments	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2024	Investment Income
GK9 Global Companies, LLC	$22,350	$36	$(227)	$(35)	$22,124	$3,098
IVM GK9 Holdings LLC	4,901	—	—	99	5,000	84
3360 Frankford LLC	—	2,459	—	—	2,459	—
Non-controlled/affiliated investments	$27,251	$2,495	$(227)	$64	$29,583	$3,182

Controlled/affiliated investments	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2024	Investment Income
Neighborhood Grocery Catalyst Fund LLC	$—	$4,219	$—	$—	$4,219	$—
Worker Solutions LLC	—	350	—	—	350	—
Controlled/affiliated investments	$—	$4,569	$—	$—	$4,569	$—

(11)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.

(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns 31.25% of the equity interests in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
(16)	The Company owns 100.00% of the equity interests in Worker Solutions, LLC.
(17)	The Company owns a 66.40%% of the equity interests in 3360 Frankford LLC.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2023

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+	7.45%	13.10%	12/20/2022	12/18/2026	$3,174	$3,133	$3,166	1.0%
Zero Waste Recycling LLC	(6)(7)(8)	First lien senior secured loan	S+	6.45%	12.10%	6/29/2022	5/15/2026	3,878	3,887	3,859	1.2%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+	6.45%	12.10%	6/29/2022	5/15/2026	9,835	9,774	9,799	3.1%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/16/2027	1,872	1,872	1,753	0.5%
ZWR Holdings, Inc.		Warrants				8/16/2021		24,953	—	—	—%
									18,666	18,577	5.8%
Construction & Engineering
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.75%	12.27%	3/29/2023	7/02/2027	13,138	12,780	13,138	4.1%
H.W. Lochner, Inc.	(6)(7)(8)	First lien senior secured loan	S+	6.25%	11.76%	3/29/2023	7/02/2027	1,447	1,331	1,447	0.5%
Synergi, LLC	(6)(7)	First lien senior secured loan	S+	7.50%	13.11%	12/19/2022	12/17/2027	22,286	22,110	22,286	7.0%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+	7.50%	—%	12/19/2022	12/17/2027	—	(30)	—	—%
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+	5.50%	10.97%	1/31/2023	4/17/2026	10,897	10,813	10,870	3.4%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	6.25%	11.78%	3/24/2023	5/25/2029	6,066	5,972	6,066	1.9%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.25%	11.80%	3/24/2023	5/25/2029	4,498	4,435	4,498	1.4%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.25%	11.75%	3/24/2023	5/25/2029	55	47	55	—%
									57,458	58,360	18.3%
Environmental & Facilities Services
Ironhorse Purchaser, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.50%	—%	12/21/2023	9/30/2027	—	(127)	—	—%
Ironhorse Purchaser, LLC	(6)(7)	First lien senior secured loan	S+	6.50%	12.14%	12/21/2023	9/30/2027	10,123	9,922	9,922	3.1%
									9,795	9,922	3.1%
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	—%	11/10/2023	11/10/2028	—	(134)	—	—%
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	—%	11/10/2023	11/10/2028	—	(82)	—	—%
MSPB MSO, LLC	(6)(7)	First lien senior secured loan	S+	5.75%	11.14%	11/10/2023	11/10/2028	8,476	8,391	8,391	2.6%
									8,175	8,391	2.6%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)	First lien senior secured loan	S+	7.50%	12.96%	4/4/2023	2/15/2028	7,940	7,840	7,940	2.5%
									7,840	7,940	2.5%
Health Care Services
Critical Nurse Staffing, LLC	(6)(7)(12)	First lien senior secured loan	S+	6.50%	12.04%	12/5/2023	11/1/2026	13,908	13,773	13,773	4.3%
									13,773	13,773	4.3%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.00%	12.61%	1/25/2023	4/25/2024	2,000	1,994	2,000	0.6%
									1,994	2,000	0.6%
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9)(12)	First lien senior secured loan	S+	9.38%	14.87%	5/1/2023	5/14/2026	3,425	3,380	3,425	1.1%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2023

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
									3,380	3,425	1.1%
Leisure Facilities
Dance Nation Holdings LLC	(6)(7)	First lien senior secured loan	S+	6.50%	12.11%	8/24/2023	8/24/2028	32,137	31,825	32,137	10.1%
Dance Nation Holdings LLC	(6)(7)(8)	First lien senior secured loan	S+	6.50%	—%	8/24/2023	8/24/2028	—	(38)	—	—%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		1,652,200	1,652	1,652	0.5%
									33,439	33,789	10.6%
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.95%	13.49%	6/29/2022	12/3/2026	7,694	7,662	7,694	2.4%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.95%	13.49%	6/29/2022	12/3/2026	20,900	20,805	20,900	6.5%
									28,467	28,594	8.9%
Professional Services
M&S Acquisition Corporation	(6)(7)(12)	First lien senior secured loan	S+	6.50%	12.11%	12/19/2023	12/19/2028	34,600	34,254	34,254	10.7%
									34,254	34,254	10.7%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)(8)	First lien senior secured loan	S+	8.75%	—%	10/6/2023	10/6/2026	—	(18)	—	—%
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.75%	14.36%	10/6/2023	10/6/2026	3,000	2,970	2,970	0.9%
									2,952	2,970	0.9%
Restaurants
Café Zupas, L.C	(6)(7)(8)(12)	First lien senior secured loan	S+	7.00%	12.35%	11/20/2023	12/31/2027	446	413	446	0.1%
Café Zupas, L.C	(6)(7)(8)(12)	First lien senior secured loan	S+	7.00%	—%	11/20/2023	12/31/2027	—	(6)	—	—%
Café Zupas, L.C	(6)(7)(12)	First lien senior secured loan	S+	7.00%	12.35%	11/20/2023	12/31/2027	8,359	8,276	8,276	2.6%
									8,683	8,722	2.7%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(8)(12)	First lien senior secured loan	S+	6.50%	—%	12/21/2023	6/21/2028	—	(59)	—	—%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)	First lien senior secured loan	S+	6.45%	12.06%	12/21/2023	6/21/2028	15,814	15,625	15,625	4.9%
									15,566	15,625	4.9%
Total non-controlled/non-affiliated investments									244,442	246,342	77.0%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(12)	First lien senior secured loan	S+	9.25%	14.86%	10/07/2022	10/07/2027	18,925	18,794	18,925	5.9%
GK9 Global Companies, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	9.25%	14.86%	10/07/2022	10/07/2027	3,425	3,406	3,425	1.1%
IVM GK9 Holdings LLC	(12)	Equity				10/07/2022		14,969	4,881	4,901	1.5%
									27,081	27,251	8.5%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2023

Total non-controlled/affiliated investments	27,081	27,251	8.5%
Total Portfolio Investments	$271,523	$273,593	85.5%

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

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2023

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

(11)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. Except as noted
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
December 31, 2024
(dollar amounts in thousands, except per share data or otherwise noted)
Note 1. Organization
Lafayette Square USA, Inc. (the “Company,” which term refers to either Lafayette Square USA, Inc. or Lafayette Square
USA, Inc. together with its consolidated subsidiaries, as the context may require) is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the
1940 Act. On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire
BDC, Inc.” to “Lafayette Square USA, Inc.,” effective May 16, 2022. In addition, for U.S. federal income tax purposes, the
Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax years ending
December 31, 2021 and December 31, 2022. The Company has elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Code. However, there is no guarantee that the Company will qualify to make such an election for any future taxable year.
The Company is externally managed by Adviser pursuant to the Investment Advisory Agreement. The Adviser is a
subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and
LS Administration, LLC, “Lafayette Square”).
The Company invests in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in each of the ten regions below (each, a “Target Region”), with a goal to invest at least 5% of its assets in each
Target Region over time. However, the Company anticipates that it could take time to invest substantially all of the capital it expects to raise in a geographically diverse manner due to general market conditions, the time necessary to identify, evaluate, structure, negotiate and close suitable investments in private middle market companies, and the potential for allocations to other affiliated investment vehicles which focus their investments on a specific region. As a result, at any point in time, the Company may have a disproportionate amount of investments in certain Target Regions, and there can be no assurance that the Company will achieve geographic diversification across all ten Target Regions.
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
The Company previously formed wholly-owned subsidiaries, LS BDC Holdings, LLC, LS BDC Holdings (DN), LLC, LS
BDC Holdings (160), LLC and LS SBIC Holdings (160), LLC, each of which were Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies to which the Company has also made loans. In addition, LS BDC Holdings (NGCF), LLC, a wholly-owned subsidiary of the Company, was formed to co-own and co-
manage NGCF Manager LLC (the "NGCF Manager") with the affiliate of a third-party investor.  The NGCF Manager manages Neighborhood Grocery Catalyst Fund LLC (“NGCF”), a private real estate investment vehicle, whose investment strategy focuses on necessity-based, ecommerce-resistant, and well-located neighborhood shopping centers anchored by omni-channel grocers serving the essential needs of diverse communities.
In December of 2024, in an effort to simplify its internal structure, the Company consolidated its equity investments in LS
BDC Holdings, LLC. On December 18, 2024, LS BDC Holdings (NGCF), LLC transferred its interest in NGCF Manager to LS BDC Holdings, LLC and on December 30, 2024, dissolved. On December 31, 2024, LS BDC Holdings (160), LLC and LS BDC Holdings (DN), LLC merged into LS BDC Holdings, LLC.
Additionally, the Company formed two wholly-owned subsidiaries, LS SBIC LP and LS SSBIC LP, each licensed by the
U.S. Small Business Administration (the “SBA”), to invest in eligible “small businesses” as defined by the SBA. LS SBIC
LP received its SBIC license on February 1, 2023 (made effective as of January 27, 2023) and LS SSBIC LP received its
SSBIC license on September 12, 2024. SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-
guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations), and SSBIC license to borrow an additional $175.0 million of SBA-guaranteed debentures with at least $87.5 million in regulatory capital, subject to the SBA’s approval. As a result, the Company has access to up to $350.0 million in SBA-guaranteed debentures amongst its family of SBIC funds under common control. The Company consolidates its wholly-owned subsidiaries in these consolidated financial statements from the date of each subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.
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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit
Insurance Corporation insurance limits. As of December 31, 2024 and December 31, 2023, the Company held $202,452 and $109,771 in cash and cash equivalents, respectively, of which no cash or cash equivalents were restricted. Of the total cash and cash equivalents balance, $202,452 and $109,771 were held in an interest bearing accounts with U.S. Bank
National Association as of December 31, 2024 and December 31, 2023, respectively. For the years ended December 31,
2024, December 31, 2023 and December 31, 2022, the Company earned $3,682, $2,114 and $—, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the
Consolidated Statements of Operations.

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
The Company may incur organization and offering expenses of up to $1 million in connection with the formation of the
Company and the offering of shares of its common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. The Company reimburses the Adviser for the organization and offering costs it incurs on the
Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of December 31, 2024, the Company incurred $804 (since inception) of organization and offering costs.
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
PIK Interest
The Company may, from time to time, hold loans in its portfolio that contain a payment-in-kind (“PIK”) interest provision.
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
Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the
Company is deemed to be an “Affiliated Person” of a portfolio company if it owns more than 5% of a portfolio company's outstanding voting securities. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.”
Under the 1940 Act, the Company is deemed to be an Affiliated Person and  to “control” a portfolio company if it owns more than 25% of its outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company. Such investments in portfolio companies that the Company “controls” are referred to as
“Control Investments.”  Investments which are neither Control Investments or Affiliated Investments are referred to as
“Non-Controlled/Non-Affiliated Investments.”
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
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280),” which requires specific disclosures related to the title and position of the chief operating decision maker (“CODM”) and an explanation of how the
CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 is effective for the fiscal years beginning after December 15, 2023, and interim periods beginning with the first quarter ended March 31, 2025. Early adoption is permitted and retrospective adoption is required for all prior periods presented. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The CODM is comprised of the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$540,064	97.0%	$540,195	96.9%
Equity	11,909	2.1%	12,028	2.2%
Subordinated debt	1,738	0.3%	1,712	0.3%
Preferred equity	1,652	0.3%	1,652	0.3%
Convertible Note	1,500	0.3%	1,500	0.3%
Warrants	—	—%	—	—%
Total	$556,863	100.0%	$557,087	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
First lien senior secured loans	$263,118	96.9%	$265,287	97.0%
Equity	4,881	1.8%	4,901	1.8%
Subordinated debt	1,872	0.7%	1,753	0.6%
Preferred equity	1,652	0.6%	1,652	0.6%
Warrants	—	—%	—	—%
Total	$271,523	100.0%	$273,593	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2024 and December 31,
2023. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2024
	Amortized Cost		Fair Value
Mid-Atlantic	$127,815	22.9%	$128,238	23.1%
Gulf Coast	90,857	16.3%	90,079	16.2%
Empire	88,743	15.9%	89,350	16.0%
Far West	80,838	14.5%	81,472	14.6%
Great Lakes	77,697	14.0%	76,300	13.7%
Southeast	46,592	8.4%	47,073	8.4%
Four Corners	25,226	4.5%	25,307	4.5%
Cascade	17,595	3.2%	17,768	3.2%
Northeast	1,500	0.3%	1,500	0.3%
Total	$556,863	100.0%	$557,087	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Far West	$70,645	26.0%	$71,013	26.0%
Gulf Coast	44,775	16.5%	45,107	16.5%
Mid-Atlantic	39,607	14.6%	39,697	14.5%
Southeast	35,256	13.0%	35,642	13.0%
Four Corners	32,910	12.1%	33,114	12.1%
Great Lakes	24,924	9.2%	25,455	9.3%
Empire	15,566	5.7%	15,625	5.7%
Cascade	7,840	2.9%	7,940	2.9%
Total	$271,523	100.0%	$273,593	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,606	12.0%	$66,901	12.1%
Professional Services	57,752	10.4%	58,135	10.4%
Specialized Consumer Services	39,897	7.2%	40,288	7.2%
Road & Rail	41,613	7.5%	39,900	7.2%
Interactive Media & Services	34,011	6.1%	34,293	6.2%
IT Services	33,807	6.1%	33,820	6.1%
Media	34,140	6.1%	32,725	5.9%
Diversified Financial Services	28,388	5.1%	28,492	5.1%
Transportation Infrastructure	26,252	4.7%	26,530	4.8%
Water Utilities	23,112	4.2%	23,454	4.2%
Health Care Equipment & Services	19,702	3.5%	19,949	3.6%
Application Software	18,288	3.3%	18,400	3.3%
Health Care Providers & Services	17,595	3.2%	17,768	3.2%
Construction & Engineering	17,427	3.1%	17,428	3.1%
Pharmaceuticals	16,278	2.9%	16,426	2.9%
Aerospace & Defense	16,069	2.9%	16,108	2.9%
Electric Utilities	12,286	2.2%	12,500	2.2%
Restaurants	11,714	2.1%	11,783	2.1%
Hotels, Restaurants & Leisure	10,688	1.9%	10,877	2.0%
Gas Utilities	10,737	1.9%	10,787	1.9%
Independent Power & Renewable	8,388	1.5%	8,388	1.5%
Real Estate Management & Development	9,184	1.6%	9,182	1.6%
Diversified Consumer Services	2,459	0.4%	2,459	0.4%
Food & Staples Retailing	470	0.1%	494	0.1%
Total	$556,863	100.0%	$557,087	100.0%

	December 31, 2023
	Amortized Cost		Fair Value
Construction & Engineering	$57,458	21.3%	$58,360	21.2%
Commercial Services & Supplies	45,747	16.8%	45,828	16.8%
Professional Services	34,254	12.6%	34,254	12.5%
Leisure Facilities	33,439	12.3%	33,789	12.4%
Media	28,467	10.5%	28,594	10.5%
Specialized Consumer Services	15,566	5.7%	15,625	5.7%
Health Care Services	13,773	5.1%	13,773	5.0%
Environmental & Facilities Services	9,795	3.6%	9,922	3.6%
Restaurants	8,683	3.2%	8,722	3.2%
Health Care Equipment & Services	8,175	3.0%	8,391	3.1%
Health Care Providers & Services	7,840	2.9%	7,940	2.9%
IT Services	3,380	1.2%	3,425	1.3%
Real Estate Management & Development	2,952	1.1%	2,970	1.1%
Hotels, Restaurants & Leisure	1,994	0.7%	2,000	0.7%
Total	$271,523	100.0%	$273,593	100.0%
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
The consolidated financial statements include portfolio investments at fair value of $557,087 and $273,593 as of
December 31, 2024 and December 31, 2023, respectively. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of
December 31, 2024 and December 31, 2023.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$540,195	$540,195
Equity	—	—	12,028	12,028
Subordinated debt	—	—	1,712	1,712
Preferred equity	—	—	1,652	1,652
Convertible note	—	—	1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$557,087	$557,087

	December 31, 2023
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$265,287	$265,287
Equity	—	—	4,901	4,901
Subordinated debt	—	—	1,753	1,753
Preferred equity	—	—	1,652	1,652
Warrants	—	—	—	—
Total Investments	$—	$—	$273,593	$273,593
The carrying value of the Credit Facility and SBA-guaranteed debentures approximates fair value as of December 31, 2024 and December 31, 2023, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2024 and December 31, 2023.

	For the year ended December 31, 2024
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Convertible Note	Warrants	Total Investments
Balance as of December 31, 2023	$265,287	$1,753	$4,901	$1,652	$—	$—	$273,593
Purchases of investments and other adjustments to cost	338,916	178	7,028	—	1,500	—	347,622
Proceeds from sales and repayments of investments	(63,442)	(312)	—	—	—	—	(63,754)
Net realized gain (loss)	98	—	—	—	—	—	98
Net accretion of discount on investments	1,374	—	—		—	—	1,374
Net change in unrealized gain (loss) on investments	(2,038)	93	99	—	—	—	(1,846)
Balance as of December 31, 2024	$540,195	$1,712	$12,028	$1,652	$1,500	$—	$557,087

	For the year ended December 31, 2023
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Warrants	Total Investments
Balance as of December 31, 2022	$78,156	$1,556	$4,631	$—	$—	$84,343
Purchases of investments and other adjustments to cost	187,988	178	250	1,652	—	190,068
Proceeds from sales and repayments of investments	(3,496)	—	—	—	—	(3,496)
Net realized gain (loss)	—	—	—	—	—	—
Net accretion of discount on investments	406	—	—	—	—	406
Net change in unrealized gain (loss) on investments	2,233	19	20	—	—	2,272
Balance as of December 31, 2023	$265,287	$1,753	$4,901	$1,652	$—	$273,593
For the year ended December 31, 2024, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on December 31, 2024 was $(1,846) as shown on the Consolidated Statements of Operations. For the year ended December 31, 2023, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on December 31, 2023 was $2,272 as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/
amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2024 and December 31, 2023.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The table below is not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the
Company.
The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2024 and December 31, 2023.

					Range
	Fair Value, as of December 31, 2024	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$404,750	Discounted Cash Flow	Discount Rate	11.2%	8.4%	18.9%
First lien senior secured loans	39,900	Comparable Multiples	EV/EBITDA	6.3x	5.5x	7.0x
First lien senior secured loans	95,545	Amortized Cost	Cost	N/A	N/A	N/A
Equity	5,000	Comparable Multiples	EV/EBITDA	6.3x	6.0x	6.5x
Equity	7,028	Amortized Cost	Cost	N/A	N/A	N/A
Subordinated debt	1,712	Discounted Cash Flow	Discount Rate	14.8%	14.0%	15.5%
Preferred equity	1,652	Comparable Multiples	EV/EBITDA	8.5x	8.3x	8.8x
Convertible note	1,500	Amortized Cost	Cost	N/A	N/A	N/A
Warrants	—	Comparable Multiples	EV/EBITDA	7.0x	5.5x	8.0x
Total Level 3 Assets	$557,087

					Range
	Fair Value, as of December 31, 2023	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$169,630	Discounted Cash Flow	Discount Rate	11.5%	9.9%	14.1%
First lien senior secured loans	95,657	Amortized Cost	Cost	N/A	N/A	N/A
Equity	4,901	Comparable Multiples	EV/EBITDA	6.8x	6.5x	7.0x
Subordinated debt	1,753	Discounted Cash Flow	Discount Rate	16.3%	15.8%	16.8%
Preferred equity	1,652	Comparable Multiples	EV/EBITDA	6.3x	6.0x	6.5x
Warrants	—	Comparable Multiples	EV/EBITDA	8.5x	8.3x	8.8x
Total Level 3 Assets	$273,593
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
Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of
December 31, 2024 and December 31, 2023, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 269.2% and 645.7%.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest expense	$9,328	$1,526	$494
Non-usage fee (1)	92	82	41
Amortization of financing costs	835	441	215
Weighted average stated interest rate	6.40%	7.08%	5.08%
Weighted average outstanding balance	$145,828	$21,548	$19,091
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
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
On December 12, 2024, the Company entered into that certain Lender Joinder Agreement (the “First Lender Joinder
Agreement”), pursuant to which, through the accordion feature in the ING Credit Facility, the aggregate commitments under the ING Credit Facility increased from $150 million to $175 million. The parties to the First Lender Joinder
Agreement include the Company, BankUnited, N.A., as additional lender, the Subsidiary Guarantors party thereto and the
Administrative Agent.
On December 20, 2024, the Company entered into that certain Lender Joinder Agreement (the “Second Lender Joinder
Agreement”), pursuant to which, through the accordion feature in the ING Credit Facility, the aggregate commitments under the ING Credit Facility increased from $175 million to $225 million. The parties to the Second Lender Joinder
Agreement include the Company, Customers Bank, as additional lender, the Subsidiary Guarantors party thereto and the
Administrative Agent.
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
The ING Credit Facility allows the Company to borrow up to $225 million, subject to certain restrictions, including availability under a borrowing base, which is based upon unused capital commitments made by investors in the Company and the value of eligible portfolio investments. The amount of permissible borrowings under the ING Credit Facility may be increased through an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing up to an aggregate of $250 million. The ING Credit Facility is secured by a perfected first-
priority interest in the unused commitments of the Company’s investors and substantially all of the eligible portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
As of December 31, 2024 and December 31, 2023, the Company had $208.2 million and $0.0 million, respectively, in outstanding borrowings from the ING Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Facility for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest expense	$3,601	$—	$—
Non-usage fee (1)	66	—	—
Amortization of financing costs	169	—	—
Weighted average stated interest rate	7.79%	—%	—%
Weighted average outstanding balance	$46,226	$—	$—
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the ING Credit
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
As of December 31, 2024 and December 31, 2023, the Company had $0.0 million and $27.5 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Subscription Facility for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest expense	$492	$584	$494
Non-usage fee (1)	26	82	41
Amortization of financing costs	218	372	215
Weighted average stated interest rate	7.83%	7.19%	5.08%
Weighted average outstanding balance	$6,286	$8,121	$19,091
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
Facility.
SBA Debentures
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of December 31, 2024 and December 31,
2023, the Company funded LS SBIC LP and LS SSBIC LP with an aggregate total of $110.0 million and $82.5 million, respectively, of regulatory capital, and have $192.5 million and $31.0 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC LP and LS
SSBIC LP  may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes the Company’s SBA-guaranteed debentures as of December 31, 2024:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	$45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	$82,505	5.09%	0.129%
December 12, 2024	March 1, 2035	$27,500	4.92%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2024, December 31, 2023, and December 31, 2022:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest expense	$4,610	$566	$—
Non-usage fee	—	—	—
Amortization of financing costs	448	69	—
Weighted average stated interest rate	5.34%	6.23%	—%
Weighted average outstanding balance (1)	$86,388	$9,088	$—
(1)The Company's initial borrowing under the SBA Debentures program occurred on September 15, 2023.
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
The Company entered into two repurchase agreements on May 1, 2024 which were collateralized by the Company’s term loans to each of Salt Dental Collective (the "Salt Repurchase Obligation") and Med Learning Group, LLC (the “MLG
Repurchase Obligation” and together with the Salt Repurchase Obligation, the “May 2024 Repurchase Obligations”).
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
As of December 31, 2024 and December 31, 2023, there was no outstanding loan and interest payable balance to
Macquarie.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Repurchase Obligation for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Interest expense	$625	$376	$—
Non-usage fee	—	—	—
Amortization of financing costs	—	—	—
Weighted average stated interest rate	9.01%	8.68%	—%
Weighted average outstanding balance (1)	$6,928	$4,339	$—
(1)The Company's initial borrowing occurred on March 15, 2023.
The facilities of the Company consist of the following:

	December 31, 2024			December 31, 2023
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$225,000	$208,232	$16,768	$38,400	$27,500	$10,900
SBA-Guaranteed Debentures	192,505	192,505	—	36,960	31,000	5,960
Total	$417,505	$400,737	$16,768	$75,360	$58,500	$16,860
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
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred Management
Fee expense of $4,136, $1,640 and $277, respectively. As of December 31, 2024 and December 31, 2023, $1,375 and
$605, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
Following a Liquidity Event, we will pay the Adviser the Income-Based Fee as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our
Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25%;
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.47% (5.88% annualized). The “catch-up” is meant to provide the Adviser with approximately 17.5%
of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.47% in any calendar quarter; and
•17.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.52% (6.06% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved,
17.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred Income-
Based Fee of $5,272, $1,615 and $—, respectively. As of December 31, 2024 and December 31, 2023, $1,578 and $565,
respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, there were no Capital Gains Fees incurred.
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
For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company incurred $2,048,
$1,485 and $708, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and December 31,
2023, $0 and $885, respectively, were unpaid and included in administrative services fee payable in the accompanying

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
Due to/from Affiliate
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly.
After the commencement of operations these expenses are reimbursed on an ongoing basis. As of December 31, 2024 and
December 31, 2023, $221 and $123, respectively, were included in the Due to Affiliate line item in the Consolidated
Statements of Assets and Liabilities for reimbursable expenses paid by the Administrator on behalf of the Company. As of
December 31, 2024 and December 31, 2023, $260 and $—, respectively, were included in the Due from Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses due from the Administrator on behalf of the Company.
Expense Support and Conditional Reimbursement Agreement
On December 30, 2021, the Company entered into an expense support and conditional reimbursement agreement (the
“Expense Support Agreement”) with the Adviser. The Adviser may elect to pay certain Company expenses on the
Company’s behalf (each, an “Expense Payment”), provided that no portion of the payment will be used to pay any interest expense or shareholder servicing and/or distribution fees of the Company. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from the
Company to the Adviser or its affiliates.
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
As of December 31, 2024 and December 31, 2023, the Company has no Unreimbursed Expense Payable.
Note 7. Commitments and Contingencies
As of December 31, 2024, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2024 and December 31, 2023 the fair value of unfunded commitments held by the Company was $(25) and $(4), respectively, as shown on the Consolidated Schedule of
Investments. The Company had the following unfunded commitments to fund investments as of the indicated dates:

	Par Value as of	Par Value as of
	December 31, 2024	December 31, 2023
Unfunded debt securities	$109,633	$73,977
Unfunded equity securities	11,431	—
Total unfunded commitments	$121,064	$73,977
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

For the years ended December 31, 2024 and December 31, 2023, independent directors fees will be paid in the form of our common stock issued at a price per share equal to the greater of NAV or the market price, if any, at the time of payment.
On April 29, 2024, the Company issued 21,333 shares of common stock to our directors as compensation for their services for the fiscal year ended December 31, 2023.
No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940
Act). For the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company accrued $348
$320 and $176 for directors’ fees expense, respectively.
Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31,
2024, December 31, 2023 and December 31, 2022:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$27,839	$10,985	$(476)
Weighted average common shares outstanding	22,531,521	10,910,180	1,481,583
Earnings (loss) per common share (basic and diluted):	$1.24	$1.01	$(0.32)
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
As of December 31, 2024 and December 31, 2023, the Company had closed capital commitments totaling $409.8 million and $377.0 million, respectively, for the private placement of the Company's common stock, of which $66.7 million and
$60.3 million, respectively, were uncalled.

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
April 29, 2024	733,093	$10,996	$15.00
September 25, 2024	1,027,611	15,228	14.82
Total	1,760,704	$26,224	$15.00

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
January 26, 2023	2,510,396	$37,129	$14.79
March 28, 2023	1,188,592	17,746	14.93
June 27, 2023	4,392,543	65,097	14.82
December 13, 2023	8,380,752	123,951	14.79
Total	16,472,283	$243,923	$14.81

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
June 24, 2022	1,747,083	$26,206	$15.00
September 13, 2022	1,790,045	26,206	14.64
December 21, 2022	1,378,726	20,350	14.76
Total	4,915,854	72,762	$14.80
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company elected to be taxed as a RIC under the Code for its taxable year ending December 31, 2023, and anticipates continuing to make such election in future taxable years. As a RIC, the Company is required to distribute dividends each tax year as a RIC to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The
Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
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
rather than issue new shares.
For the year ended December 31, 2024 the following table summarizes the distributions declared on shares of the
Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
March 26, 2024	March 22, 2024	May 6, 2024	$6,475	$0.30	140,902
June 28, 2024	June 25, 2024	August 6, 2024	$6,738	$0.30	147,220
September 24, 2024	September 24, 2024	November 04, 2024	$7,460	$0.33	164,271
December 26, 2024	December 26, 2024	January 06, 2025	$7,853	$0.33	182,412
For the year ended December 31, 2023 the following table summarizes the distributions declared on shares of the
Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
April 21, 2023	April 21, 2023	May 15, 2023	$1,292	$0.15	30,168
June 23, 2023	June 23, 2023	August 14, 2023	$1,297	$0.15	29,859
September 29, 2023	September 29, 2023	November 13, 2023	$2,614	$0.20	53,904
December 13, 2023	December 12, 2023	January 04, 2024	$3,936	$0.30	81,573
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
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income
Taxes, as of December 31, 2024 and December 31, 2023.
In the normal course of business, the Company is subject to examination by federal and certain state and local tax regulators. The Company adopted a tax year-end of December 31. It is the Company’s policy to recognize accrued interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.
The Company's taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income earned in each period and carried forward for distribution in the following period may be different than this estimate.
As of December 31, 2024, the Company had a $12 short-term limited capital loss carryforward from its prior C-corporation tax year end that it can use to offset future capital gains for 5.0 years. Such loss carryforward expires on December 31,
2027. During the calender year, the fund utilized $99 of capital loss carryforwards to offset net realized gains.
In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company and result primarily from non-deductible taxes paid. For the years ended December 31, 2024, December 31, 2023 and
December 31, 2022, the Company reclassified balances as follows.

	December 31, 2024	December 31, 2023	December 31, 2022
Distributable earnings	$348	$527	$(158)
Paid-in capital in excess of par	$(348)	$(527)	$158
For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31,
2024, December 31, 2023 and December 31, 2022, were as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Ordinary Income	$28,526	$9,139	$—
Long-term Capital Gain	$—	$—	$—
Return of Capital	$—	$—	$—

As of December 31, 2024, December 31, 2023, and December 31, 2022, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes are as follows.

	December 31, 2024	December 31, 2023	December 31, 2022
Tax cost	$556,863	$271,522	$84,545
Gross unrealized appreciation	$3,473	$2,217	$177
Gross unrealized depreciation	(3,249)	(147)	(379)
Net unrealized investment appreciation / (depreciation) on investments	$224	$2,070	$(202)
For the years ended December 31, 2024 and December 31, 2023 the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of organizational costs, as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023
Undistributed ordinary income	$1,405	$26
Capital loss carry forwards	(12)	(111)
Other accumulated losses	(416)	(445)
Net unrealized appreciation/(depreciation) from investments	224	2,070
Accumulated earnings/(deficit) on a tax basis	$1,201	$1,540
The Company has a wholly-owned corporate subsidiary that is consolidated for financial statement purposes. This entity
("taxable subsidiary"); LS BDC Holdings, LLC, has elected to be taxed as a regular c-corporation for federal income tax purposes. This taxable subsidiary recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse.
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities for the years ended December 31, 2024, December 31, 2023 and December 31, 2022 are as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Deferred tax assets:
Net operating loss carryforward	$117	$—	$101
Capital loss carryforward	—	—	28
Excess business interest expense carryforward	337
Net unrealized loss on investments	—	—	51
Other	1	—	—
Organizational costs	—	—	31
Valuation allowance	(330)	—	(211)
Total deferred tax assets	125	—	—
Deferred tax liabilities:
Net unrealized gain on investments	(125)
Total deferred tax liabilities	(125)	—	—
Net deferred tax assets and liabilities	$—	$—	$—

The Company’s income tax provision consists of the following for the years ended December 31, 2024, December 31,
2023 and December 31, 2022:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Current tax (expense)/benefit:
Federal	$(302)	$—	$—
State and Local	(69)	—	—
Total current tax (expense)/benefit	(371)	—	—
Deferred tax (expense)/benefit:
Federal	270	—	175
State and Local	60	—	36
Valuation allowance	(330)	—	(211)
Total deferred tax (expense)/benefit	$—	$—	$—
Total income tax (expense)/benefit	$(371)	$—	$—
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the period January 1, 2024 through
December 31, 2024, as follows:

	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Income tax (expense)/benefit at federal statutory tax rate	$5,846	$—	$100
Income attributable to the RIC and not subject to corporate tax	(5,797)	—	—
State and local income tax benefit (net of federal detriment)	11	—	21
Prior year net operating loss carryforward	135	—	97
Prior year provision to return adjustments	(148)
Organizational costs	—	—	33
Permanent differences	(88)	—	(40)
Valuation allowance	(330)	—	(211)
Total income tax (expense)/benefits	$(371)	$—	$—
At December 31, 2024, the taxable subsidiaries did not have any capital loss carryforwards.
Net operating loss carryforwards are available to offset future taxable income. These net operating loss carryforwards can be carried forward indefinitely and may offset up to 80% of taxable income in any given year. Any unused portion will continue to be carried forward. At December 31, 2024, the taxable subsidiary had estimated net operating loss carryforward of $460.
At December 31, 2024, the Company determined a partial valuation allowance of the Company's gross deferred tax asset was required.  The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments.  Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized in full.  As a result, the Company recorded a partial valuation allowance with respect to its gross deferred tax asset for the year ended December 31, 2024. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available.  Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the
Company’s NAV per share, which could be material.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the years ended December 31, 2024, December 31, 2023 and December 31, 2022:

Per Common Share Data:(1)	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022
Net asset value, beginning of period	$14.85	$14.60	$(720.91)
Net investment income (loss)	1.31	0.80	(0.11)
Net realized and unrealized gain (loss)	(0.07)	0.21	(0.21)
Net increase (decrease) in net assets resulting from operations	1.24	1.01	(0.32)
Initial issuance of Common Stock	—	—	—
Effect of offering price of subscriptions(2)	(0.02)	0.04	735.83
Distributions declared	(1.26)	(0.80)	—
Net asset value, end of period	$14.81	$14.85	$14.60

Total return based on NAV(3)	8.45%	7.32%	(102.03)%
Common shares outstanding, end of period	23,797,438	21,502,768	4,916,554
Weighted average shares outstanding	22,531,521	10,910,180	1,481,583
Net assets, end of period	$352,406	$319,239	$71,782

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets	8.82%	4.81%	(0.55)%
Ratio of expenses to average net assets	7.95%	6.65%	12.39%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	2.08%	3.72%	8.92%
Weighted average debt outstanding	$145,828	$21,548	$19,091
Total debt outstanding	$400,737	$58,500	$31,500
Asset coverage ratio(5)	269.2%	645.7%	327.9%
Portfolio turnover	16%	—%	37%
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through  December 31, 2024, December 31, 2023 and December 31, 2022.
(2)Increase (decrease) was due to the offering price of subscriptions during the period (See note 9).
(3)Total return was based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(4)Annualized, except for organizational expenses, which are non-recurring.
(5)On September 30, 2024, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement to exclude the SBA-guaranteed debentures from this calculation. The inclusion of unfunded commitments in the calculation of the asset coverage ratio would not cause us to be below the required amount of regulatory coverage.

Note 12.  Subsequent Event
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. Other than the subsequent events disclosed below, there have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements.
As of the date of this Report, the Company repaid principal and interest on its outstanding balance on the ING Credit
Facility in the amount of $60.0 million. The Company borrowed an additional amount of $53.8 million. As of the date of this Report, the outstanding principal balance on the ING Credit Facility is $202.0 million.
On March 12, 2025, the Company received approval from the SBA for an additional commitment of $10.0 million, increasing the total commitment to $175.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or consolidated financial statement disclosure.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of December 31, 2024, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive
Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of
December 31, 2024, our internal control over financial reporting is effective based on those criteria.
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
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in our definitive proxy statement for the 2025 Annual Meeting of
Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company's fiscal year-
end (the “Proxy Statement”).
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
PART IV
                ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended
December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules

No.	Description
3.1	Certificate of Incorporation of the Registrant(1)
3.2	Amendment to Certificate of Incorporation(2)
3.3	Form of Bylaws(1)
3.4	Amendment to Bylaws(3)
4.1
Description of the Registrant's Securities (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K
for the year ended December 31, 2021 filed on March 25, 2022 and incorporated herein by reference).

10.1	Form of Investment Advisory Agreement(1)
10.2	Form of Administration Agreement(1)
10.3	Form of Custody Agreement(1)
10.4	Form of Indemnification Agreement(1)
10.5	Dividend Reinvestment Plan(1)
10.6	Form of Subscription Agreement(1)
10.7	Insider Trading Policy*
10.7
Revolving Credit Agreement, dated as of February 2, 2022, by and among Lafayette Square USA, Inc., as
Borrower, Sumitomo Mitsui Banking Corporation ("SMBC"), as Administrative Agent  and the letter of credit issuer, and the other lenders named therein (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-
K, filed on February 3, 2022 and incorporated herein by reference).

10.8
First Amendment to Revolving Credit Agreement, dated as of June 28, 2022, among the Registrant, the other
Borrowers and SMBC (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2022 filed on August 10, 2022 and incorporated herein by reference).

10.9
Second Amendment to Revolving Credit Agreement and Waiver, dated as of December 21, 2022, among the
Registrant, the other Borrowers and SMBC (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-
K for the year ended December 31, 2022 filed on March 21, 2023 and incorporated herein by reference).

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

Lafayette Square USA, Inc.

Date: March 14, 2025	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: March 14, 2025	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 14, 2025.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the
Damien Dwin	Board of Directors

/s/ Seren Tahiroglu
Seren Tahiroglu	Chief Financial Officer

/s/ Jacqueline L. Bradley
Jacqueline L. Bradley	Director

/s/ Levee Brooks
Levee Brooks	Director

/s/ Sashi Brown
Sashi Brown	Director