Form 10-Q
period 2025-03-31
Lafayette Square USA, Inc.
filed 2025-05-08
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025

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
As of May 8, 2025 the Registrant had 24,293,039 shares of common stock, $0.001 par value per share, outstanding.

Lafayette Square USA, Inc.
Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and undue reliance should not be placed thereon. These forward-
looking statements are not historical facts, but rather are based on current expectations, estimates and projections about
Lafayette Square USA, Inc., together with its consolidated subsidiaries (“we,” “us,” “our,” or the “Company”), our prospective portfolio investments, our industry, our beliefs and opinions, and our assumptions. Words such as
“anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,”
“should,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including without limitation:
•our business prospects and the prospects of the companies in which we may invest;
•our ability to raise sufficient capital to execute our investment strategy;
•the impact of economic recessions or downturns could harm our operating results;
•United States trade policy developments, tariffs and other trade restrictions;
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

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $649,531 and $522,945 as of March 31, 2025 and December 31, 2024, respectively)	$650,420	$522,935
Non-controlled/affiliated investments at fair value (amortized cost of $10,340 and $29,349 as of March 31, 2025 and December 31, 2024, respectively)	12,174	29,583
Controlled/affiliated investments at fair value (amortized cost of $6,131 and $4,569 as of March 31, 2025 and December 31, 2024, respectively)	6,131	4,569
Cash and cash equivalents	146,568	202,452
Deferred financing costs	8,810	8,575
Interest receivable	2,812	1,848
Other assets	665	329
Due from affiliate	189	260
Total assets	$827,769	$770,551

Liabilities
Secured borrowings (see Note 5)	$249,482	$208,232
SBA-guaranteed debentures (see Note 5)	202,500	192,505
Distributions payable	8,393	7,853
Incentive fee payable (see Note 6)	1,514	1,578
Management fee payable (see Note 6)	1,478	1,375
Deferred revenue payable	1,336	2,517
Interest and financing payable	1,299	3,044
Accounts payable and accrued expenses	941	649
Income tax payable	800	171
Due to affiliate	453	221
Total liabilities	468,196	418,145
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 24,096,013 and 23,797,438 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively)	24	24
Paid-in capital in excess of par	355,594	351,181
Distributable earnings (losses)	3,955	1,201
Total net assets	359,573	352,406
Total liabilities and net assets	$827,769	$770,551

Net asset value per common share	$14.92	$14.81
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
	(unaudited)	(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$16,503	$8,793
Fee income	727	213
Interest income from non-controlled/affiliated investments:
Cash	647	823
Interest from cash and cash equivalents	1,438	936
Total investment income	19,315	10,765

Expenses:
Interest and financing expenses (see Note 5)	$6,015	$922
Incentive fee (see Note 6)	1,514	1,169
Management fee (see Note 6)	1,478	742
General and administrative expenses	250	330
Administrative services fee (see Note 6)	450	506
Professional fees	309	377
Directors' fees	80	80
Income tax expense	629	—
Total expenses	10,725	4,126
Net investment income (loss)	8,590	6,639

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments:
Net realized gains (losses) on investments in non-controlled/non-affiliated investments	58	—
Total net realized gains (losses) on investments	58	—
Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non- affiliated investments	899	1,130
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	1,600	99
Total net change in unrealized gains (losses) on investments	2,499	1,229
Net increase (decrease) in net assets resulting from operations	$11,147	$7,868
Weighted average common shares outstanding	23,977,487	21,581,652
Net investment income (loss) per common share (basic and diluted)	$0.36	$0.31
Earnings (loss) per common share (basic and diluted)	$0.46	$0.36
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2023	21,502,768	$22	$317,677	$1,540	$319,239
Capital transactions:
Issuance of common stock	—	—	—	—	—
Reinvestment of stockholder distributions	81,573	—	1,206	—	1,206
Net increase in net assets from capital transactions	81,573	—	1,206	—	1,206
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	6,639	6,639
Net change in unrealized gain (losses)	—	—	—	1,229	1,229
Total increase (decrease) in net assets resulting from operations	—	—	—	7,868	7,868
Distributions to stockholders from:
Distributable earnings	—	—	—	(6,475)	(6,475)
Total distributions to stockholders	—	—	—	(6,475)	(6,475)
Total increase (decrease) for the three months ended March 31, 2024	81,573	—	1,206	1,393	2,599
Balance, March 31, 2024	21,584,341	$22	$318,883	$2,933	$321,838

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2024	23,797,438	$24	$351,181	$1,201	$352,406
Capital transactions:
Issuance of common stock	116,132	—	1,721	—	1,721
Reinvestment of stockholder distributions	182,443	—	2,692	—	2,692
Net increase in net assets from capital transactions	298,575	—	4,413	—	4,413
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	8,590	8,590
Net realized gain (loss)	—	—	—	58	58
Net change in unrealized gain (losses)	—	—	—	2,499	2,499
Total increase (decrease) in net assets resulting from operations	—	—	—	11,147	11,147
Distributions to stockholders from:
Distributable earnings	—	—	—	(8,393)	(8,393)
Total distributions to stockholders	—	—	—	(8,393)	(8,393)
Total increase (decrease) for the three months ended March 31, 2025	298,575	—	4,413	2,754	7,167
Balance, March 31, 2025	24,096,013	$24	$355,594	$3,955	$359,573
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$11,147	$7,868
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(58)	—
Net change in unrealized (gain) loss on investments	(2,499)	(1,229)
Purchases of investments	(189,022)	(59,744)
Net accretion of discount on investments	(614)	(244)
Proceeds from sales and repayments of investments	80,555	3,403
Amortization of deferred financing costs	369	185
Changes in operating assets and liabilities:
Interest receivable	(964)	(93)
Due from affiliate	71	—
Other assets	(336)	(14)
Deferred revenue payable	(1,181)	—
Accounts payable and accrued expenses	292	(330)
Management fee payable	103	137
Incentive fee payable	(64)	604
Administrative services fee payable	—	(385)
Interest and financing payable	(1,745)	(554)
Income tax payable	629	—
Due to affiliate	232	34
Net cash provided by (used in) operating activities	(103,085)	(50,362)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	1,721	—
Distributions paid	(5,161)	(2,731)
Proceeds from secured borrowings	113,750	38,400
Repayments of secured borrowings	(72,500)	(27,500)
Proceeds from SBA-guaranteed debentures	9,995	5,960
Deferred financing costs paid	(604)	(303)
Net cash provided by (used in) financing activities	47,201	13,826

Net increase (decrease) in cash and cash equivalents	(55,884)	(36,536)
Cash and cash equivalents at beginning of period	202,452	109,771
Cash and cash equivalents at end of period	$146,568	$73,235

Supplemental information:
Cash paid for interest	$7,369	$1,328
Shares issued from dividend reinvestment plan	$2,692	$1,206
Accrual for deferred financing costs	$8,810	$1,212
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
March 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.00%	—%	10/1/2024	10/1/2029	$—	$(46)	$—	—%
C Speed LLC	(6)(7)(12)	First lien senior secured loan	S+	6.00%	10.30%	10/1/2024	10/1/2029	15,224	15,091	15,224	4.2%
									15,045	15,224	4.2%
Application Software
CentralBDC Enterprises, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.00%	9.30%	6/25/2024	6/11/2029	1,642	1,629	1,642	0.5%
CentralBDC Enterprises, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.00%	9.30%	6/25/2024	6/11/2029	16,716	16,622	16,716	4.6%
									18,251	18,358	5.1%
Business Support Services
Flatworld Intermediate Corporation	(6)(7)(8)	First lien senior secured loan	S+	5.50%	—%	3/25/2025	3/25/2030	—	(75)	—	—%
Flatworld Intermediate Corporation	(6)(7)	First lien senior secured loan	S+	5.50%	9.80%	3/25/2025	3/25/2030	25,000	24,751	24,751	6.9%
									24,676	24,751	6.9%
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)(8)	First lien senior secured loan	S+	5.50%	—%	1/31/2025	1/31/2031	—	(24)	—	—%
Rotolo Consultants, Inc.	(6)(7)(8)	First lien senior secured loan	S+	5.50%	—%	1/31/2025	1/31/2031	—	(58)	—	—%
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+	5.50%	9.80%	1/31/2025	1/31/2031	20,232	20,207	20,232	5.6%
TEC Services LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.75%	—%	1/09/2025	12/31/2029	—	—	—	—%
TEC Services LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.75%	10.14%	1/09/2025	12/31/2029	400	400	400	0.1%
TEC Services LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.14%	1/09/2025	12/31/2029	9,975	9,975	9,975	2.8%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+	6.45%	11.02%	6/29/2022	5/15/2026	4,965	5,050	4,964	1.4%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+	6.45%	11.02%	6/29/2022	5/15/2026	13,155	13,104	13,155	3.7%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/16/2027	1,773	1,773	1,749	0.5%
ZWR Holdings, Inc.		Warrants				8/16/2021		24,953	—	—	—%
									50,427	50,475	14.1%
Construction & Engineering
Synergi, LLC	(6)(7)	First lien senior secured loan	S+	7.45%	12.01%	12/19/2022	12/17/2027	16,380	16,291	16,339	4.5%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+	7.45%	12.01%	12/19/2022	12/17/2027	938	917	935	0.3%
									17,208	17,274	4.8%
Diversified Financial Services
Core Capital Partners II-S LP	(6)(7)(8)	First lien senior secured loan	S+	7.50%	11.80%	10/11/2024	10/11/2027	1,617	1,506	1,617	0.4%
Core Capital Partners II-S LP	(6)(7)	First lien senior secured loan	S+	7.50%	11.80%	10/11/2024	10/11/2027	28,000	27,747	28,000	7.8%
									29,253	29,617	8.2%
Diversified Telecommunication Services
Johnsoncomm LLC	(6)(7)(15)	First lien senior secured loan	S+	6.90%	11.20%	1/31/2025	1/31/2030	19,000	18,826	18,826	5.2%
									18,826	18,826	5.2%
Electrical Equipment
Electro Technical Industries, LLC	(8)(12)	First lien senior secured loan	S+	6.00%	—%	3/31/2025	3/31/2030	—	(17)	—	—%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Electro Technical Industries, LLC	(12)	First lien senior secured loan	S+	6.00%	10.30%	3/31/2025	3/31/2030	12,778	12,682	12,682	3.5%
									12,665	12,682	3.5%
Food Products
Capital City LLC	(6)(7)(8)(12) (15)	First lien senior secured loan	S+	8.00%	12.30%	9/20/2024	9/20/2029	630	608	624	0.2%
Capital City LLC	(6)(7)(12)(15)	First lien senior secured loan	S+	8.00%	12.30%	9/20/2024	9/20/2029	498	493	493	0.1%
									1,101	1,117	0.3%
Gas Utilities
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+	5.50%	9.94%	1/31/2023	4/17/2026	10,759	10,721	10,759	3.0%
									10,721	10,759	3.0
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)	First lien senior secured loan	S+	6.50%	10.80%	11/10/2023	11/10/2028	9,863	9,834	9,863	2.7%
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.50%	10.80%	11/10/2023	11/10/2028	1,695	1,634	1,695	0.5%
MSPB MSO, LLC	(6)(7)	First lien senior secured loan	S+	6.50%	10.80%	11/10/2023	11/10/2028	8,391	8,322	8,391	2.3%
									19,790	19,949	5.5%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)	First lien senior secured loan	S+	6.75%	11.17%	3/20/2023	2/15/2028	17,723	17,569	17,723	4.9%
									17,569	17,723	4.9%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.00%	11.56%	1/25/2023	7/31/2025	979	974	979	0.3%
LC Hospitality, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.45%	9.75%	7/25/2024	7/25/2031	10,084	10,005	10,084	2.8%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)	First lien senior secured loan	S+	5.75%	—%	2/28/2025	2/28/2031	—	(15)	—	—%
Liberty Lenwich Holdings LLC	(6)(7)(15)	First lien senior secured loan	S+	5.75%	10.05%	2/28/2025	2/28/2031	14,550	14,405	14,405	4.0%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)	First lien senior secured loan	S+	5.75%	—%	2/28/2025	2/28/2031	—	(30)	—	—%
									25,339	25,468	7.1%
Independent Power & Renewable
National Carbon Technologies – California, LLC	(8)	First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	8,400	8,400	8,400	2.3%
									8,400	8,400	2.3%
Electric Utilities
truCurrent LLC	(6)(7)(8)	First lien senior secured loan	S+	7.25%	11.55%	2/12/2024	2/12/2029	10,000	9,904	10,000	2.8%
truCurrent LLC	(6)(7)	First lien senior secured loan	S+	7.25%	11.55%	2/12/2024	2/12/2029	12,500	12,401	12,500	3.5%
									22,305	22,500	6.3%
Insurance
Arrowhead Capital Group LLC		Equity				2/28/2025		15,000,000	15,000	15,000	4.2%
									15,000	15,000	4.2%
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9)(12)	First lien senior secured loan	S+	8.63%	13.04%	5/1/2023	5/14/2026	3,425	3,405	3,425	1.0%
DRS Imaging Services LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.75%	—%	3/28/2025	3/28/2030	—	(56)	—	—%
DRS Imaging Services LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.75%	—%	3/28/2025	3/28/2030	—	(70)	—	—%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
DRS Imaging Services LLC	(6)(7)(12)	First lien senior secured loan	S+	6.75%	11.05%	3/28/2025	3/28/2030	8,200	8,057	8,057	2.2%
Xpect Solutions, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.75%	10.05%	10/7/2024	10/7/2029	7,481	7,440	7,481	2.1%
Xpect Solutions, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.75%	—%	10/7/2024	10/7/2029	—	(18)	—	—%
Xpect Solutions, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.05%	10/7/2024	10/7/2029	22,388	22,186	22,388	6.2%
									40,944	41,351	11.5%
Interactive Media & Services
Dance Nation Holdings LLC	(6)(7)(8)	First lien senior secured loan	S+	6.95%	11.51%	8/24/2023	8/24/2028	31,822	31,506	31,822	8.8%
Dance Nation Holdings LLC	(6)(7)(8)	First lien senior secured loan	S+	6.95%	—%	8/24/2023	8/24/2028	—	(30)	—	—%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		1,652,200	1,652	2,197	0.6%
									33,128	34,019	9.4%
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.45%	12.91%	6/29/2022	12/3/2026	7,596	7,581	7,197	2.0%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.45%	12.91%	6/29/2022	12/3/2026	20,766	20,580	19,676	5.5%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.45%	12.93%	6/29/2022	12/3/2026	6,000	6,000	5,685	1.6%
									34,161	32,558	9.1%
Pharmaceuticals
Med Learning Group, LLC	(6)(7)	First lien senior secured loan	S+	6.25%	10.55%	3/26/2024	12/30/2027	15,531	15,407	15,531	4.3%
Med Learning Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.25%	10.55%	3/26/2024	12/30/2027	854	839	854	0.2%
									16,246	16,385	4.5%
Professional Services
M&S Acquisition Corporation	(6)(7)(12)	First lien senior secured loan	S+	6.50%	11.06%	12/19/2023	12/19/2028	42,110	41,795	42,110	11.7%
M&S Acquisition Corporation	(6)(7)(12)	First lien senior secured loan	S+	6.50%	11.06%	3/6/2025	12/19/2028	1,416	1,402	1,416	0.4%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.4%
ZRG Partners LLC	(6)(7)(8)	First lien senior secured loan	S+	6.00%	10.28%	10/21/2024	6/14/2029	3,536	3,507	3,536	1.0%
ZRG Partners LLC	(6)(7)(8)	First lien senior secured loan	P+	5.00%	12.50%	10/21/2024	6/14/2029	1,347	1,329	1,347	0.4%
ZRG Partners LLC	(6)(7)	First lien senior secured loan	S+	6.00%	10.30%	10/21/2024	6/14/2029	11,369	11,294	11,369	3.2%
									60,827	61,278	17.1%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	13.26%	10/6/2023	10/6/2026	2,000	1,989	1,988	0.6%
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	13.26%	10/6/2023	10/6/2026	3,000	2,982	2,982	0.8%
									4,971	4,970	1.4%
Restaurants
Café Zupas, L.C	(6)(7)(8)(12)	First lien senior secured loan	S+	7.00%	11.31%	11/20/2023	12/31/2027	3,121	3,098	3,121	0.9%
Café Zupas, L.C	(6)(7)(8)(12)	First lien senior secured loan	S+	7.00%	—%	11/20/2023	12/31/2027	—	(4)	—	—%
Café Zupas, L.C	(6)(7)(12)	First lien senior secured loan	S+	7.00%	11.32%	11/20/2023	12/31/2027	8,359	8,299	8,359	2.3%
									11,393	11,480	3.2%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)	First lien senior secured loan	S+	6.75%	11.05%	5/31/2024	5/30/2029	42,000	41,651	39,900	11.1%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants				5/31/2024		166,108	—	—	—%
									41,651	39,900	11.1%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(12)	First lien senior secured loan	S+	6.95%	11.52%	12/21/2023	6/21/2028	24,632	24,360	24,571	6.8%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)	First lien senior secured loan	S+	6.95%	11.52%	12/21/2023	6/21/2028	15,656	15,477	15,617	4.3%
									39,837	40,188	11.1%
Transportation Infrastructure
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.25%	10.69%	3/29/2023	7/2/2027	3,973	3,894	3,973	1.1%
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.25%	10.69%	1/31/2025	7/2/2027	3,668	3,668	3,668	1.0%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	5.50%	9.81%	3/24/2023	5/25/2029	4,730	4,728	4,730	1.3%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	5.50%	9.93%	3/24/2023	5/25/2029	1,013	1,013	1,013	0.3%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.50%	—%	3/24/2023	5/25/2029	16	(7)	—	—%
Tyler Distribution Centers LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.13%	9.43%	3/12/2025	3/12/2030	1,700	1,640	1,683	0.5%
Tyler Distribution Centers LLC	(6)(7)(12)	First lien senior secured loan	S+	5.13%	9.43%	3/12/2025	3/12/2030	32,000	31,681	31,681	8.8%
									46,617	46,748	13.0%
Water Utilities
Ironhorse Purchaser, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.25%	—%	12/21/2023	9/30/2027	—	(85)	—	—%
Ironhorse Purchaser, LLC	(6)(7)	First lien senior secured loan	S+	5.25%	9.57%	12/21/2023	9/30/2027	9,995	9,858	9,995	2.8%
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.05%	2/20/2025	6/28/2029	597	597	597	0.2%
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.05%	6/28/2024	6/28/2029	2,828	2,810	2,828	0.9%
									13,180	13,420	3.9%
Total non-controlled/non-affiliated investments									649,531	650,420	180.9%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
IVM GK9 Holdings LLC		Equity				10/07/2022		14,969	4,881	6,715	1.9%
									4,881	6,715	1.9%
Diversified Consumer Services
3360 Frankford LLC	(17)	Equity				9/23/2024		2,458,671	2,459	2,459	0.7%
									2,459	2,459	0.7%
Hotels, Restaurants & Leisure
Liberty Top Holdings, LLC	(15)(18)	Equity				2/28/2025		3,000,000	3,000	3,000	0.8%
									3,000	3,000	0.8%
Total non-controlled/affiliated investments									10,340	12,174	3.4%
Controlled/affiliated investments (10)
Professional Services
Worker Solutions LLC	(16)	Equity				12/30/2024		1,350,000	1,350	1,350	0.4%
									1,350	1,350	0.4%
Real Estate Management & Development

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Neighborhood Grocery Catalyst Fund LLC	(2)(8)(14)	Equity			3/28/2024		4,781,250	4,781	4,781	1.3%
								4,781	4,781	1.3%
Total controlled/affiliated investments								6,131	6,131	1.7%

Total Portfolio Investments								$666,002	$668,725	186.0%

(1)
Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement of
Investments."

(2)
Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of March 31, 2025, non-qualifying assets represent 0.6%
of the Company’s total assets. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $359,573 as of March 31, 2025.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 4.00%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the
Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of
March 31, 2025. As of March 31, 2025, the reference rates for our variable rate loans were the 90-day SOFR at 4.29%, 180-day SOFR at 4.19%, and 30-day SOFR at 4.32%.

(8)
Position or portion thereof is an unfunded loan or equity commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2025:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2025

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
C Speed LLC	0.50%	Revolver	10/01/2029	5,000	—
Café Zupas, L.C	0.50%	Delayed Draw Term Loan	12/31/2027	223	—
Café Zupas, L.C	0.50%	Revolver	12/31/2027	557	—
Capital City LLC	—%	Delayed Draw Term Loan	9/20/2029	2,500	(5)
CentralBDC Enterprises, LLC	0.50%	Revolver	6/11/2029	1,516	—
Core Capital Partners II-S LP	—%	Revolver	10/11/2027	10,383	—
Dance Nation Holdings LLC	0.50%	Revolver	8/24/2028	4,131	—
DRS Imaging Services LLC	0.50%	Delayed Draw Term Loan	3/28/2030	7,500	—
DRS Imaging Services LLC	0.50%	Revolver	3/28/2030	4,000	—
Electro Technical Industries, LLC	0.50%	Revolver	3/31/2030	2,222	—
Flatworld Intermediate Corporation	0.50%	Revolver	3/25/2030	7,500	—
Ironhorse Purchaser, LLC	1.00%	Delayed Draw Term Loan	9/30/2027	6,377	—
Liberty Lenwich Holdings LLC	0.50%	Revolver	2/28/2031	3,000	—
Liberty Lenwich Holdings LLC	0.50%	Delayed Draw Term Loan	2/28/2031	3,000	—
Med Learning Group LLC	1.00%	Delayed Draw Term Loan	12/30/2027	3,425	—
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	6,781	—
National Carbon Technologies – California, LLC	2.50%	Bonds	5/31/2029	11,600	—
Rotolo Consultants, Inc.	—%	Delayed Draw Term Loan	1/31/2031	6,573	—
Rotolo Consultants, Inc.	0.50%	Revolver	1/31/2031	16,000	—
Synergi, LLC	0.50%	Revolver	12/17/2027	2,812	(2)
TEC Services LLC	1.00%	Delayed Draw Term Loan	1/09/2031	3,000	—
TEC Services LLC	0.50%	Revolver	1/09/2031	1,600	—
Trilon Group, LLC	0.50%	Revolver	5/25/2029	900	—
truCurrent LLC	0.50%	Delayed Draw Term Loan	2/12/2029	15,000	—
Tyler Distribution Centers LLC	0.50%	Revolver	3/12/2030	4,300	(12)
Xpect Solutions, LLC	0.50%	Revolver	10/07/2029	2,500	—
Xpect Solutions, LLC	0.50%	Delayed Draw Term Loan	10/07/2029	2,000	—
ZRG Partners LLC	1.00%	Delayed Draw Term Loan	6/14/2029	2,492	—
ZRG Partners LLC	0.50%	Revolver	6/14/2029	1,179	—
Equity
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	7,719	—
Worker Solutions LLC	—%	Equity	—	2,150	—
				$147,940	$(19)

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2025

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

(10)
Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company’s non-controlled/affiliated investments and controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2025	Investment Income
GK9 Global Companies, LLC	$22,124	$115	$(22,124)	$(115)	$—	$647
IVM GK9 Holdings LLC	5,000	—	—	1,715	6,715	—
3360 Frankford LLC	2,459	—	—	—	2,459	—
Liberty Top Holdings, LLC	—	3,000	—	—	3,000	—
Non-controlled/affiliated investments	$29,583	$3,115	$(22,124)	$1,600	$12,174	$647

Controlled/affiliated investments	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2025	Investment Income
Neighborhood Grocery Catalyst Fund LLC	$4,219	$562	$—	$—	$4,781	$—
Worker Solutions LLC	350	1,000	—	—	1,350	—
Controlled/affiliated investments	$4,569	$1,562	$—	$—	$6,131	$—

(11)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.

(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns 31.25% of the equity interests in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
(16)	The Company owns 100.00% of the equity interests in Worker Solutions, LLC.
(17)	The Company owns a 66.40%% of the equity interests in 3360 Frankford LLC.
(18)	The Company owns a 7.02% share in Liberty Top Holdings, LLC.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.00%	10.33%	10/1/2024	10/1/2029	$1,000	$952	$991	0.3%
C Speed LLC	(6)(7)(12)	First lien senior secured loan	S+	6.00%	10.33%	10/1/2024	10/1/2029	15,262	15,117	15,117	4.3%
									16,069	16,108	4.6%
Application Software
CentralBDC Enterprises, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.00%	9.33%	6/25/2024	6/11/2029	1,642	1,628	1,642	0.5%
CentralBDC Enterprises, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.00%	9.33%	6/25/2024	6/11/2029	16,758	16,660	16,758	4.8%
									18,288	18,400	5.3%
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+	6.95%	11.73%	12/20/2022	1/15/2029	$20,282	$20,195	$20,282	5.8%
Zero Waste Recycling LLC	(6)(7)(8)	First lien senior secured loan	S+	6.45%	11.23%	6/29/2022	5/15/2026	4,597	4,664	4,597	1.3%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+	6.45%	11.04%	6/29/2022	5/15/2026	13,186	13,119	13,186	3.7%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/16/2027	1,738	1,738	1,712	0.5%
ZWR Holdings, Inc.		Warrants				8/16/2021		24,953	—	—	—%
									39,716	39,777	11.3%
Construction & Engineering
Synergi, LLC	(6)(7)	First lien senior secured loan	S+	7.50%	12.09%	12/19/2022	12/17/2027	17,561	17,449	17,451	5.0%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+	7.50%	—%	12/19/2022	12/17/2027	—	(22)	(23)	—%
									17,427	17,428	5.0%
Diversified Financial Services
Core Capital Partners II-S LP	(6)(7)(8)	First lien senior secured loan	S+	7.50%	11.83%	10/11/2024	10/11/2027	766	655	759	0.2%
Core Capital Partners II-S LP	(6)(7)	First lien senior secured loan	S+	7.50%	11.83%	10/11/2024	10/11/2027	28,000	27,733	27,733	7.9%
									28,388	28,492	8.1%
Food & Staples Retailing
Capital City LLC	(6)(7)(8)(15)	First lien senior secured loan	S+	8.00%	—%	9/20/2024	9/20/2029	—	(24)	—	—%
Capital City LLC	(6)(7)(15)	First lien senior secured loan	S+	8.00%	12.33%	9/20/2024	9/20/2029	499	494	494	0.1%
									470	494	0.1%
Gas Utilities
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+	5.50%	9.96%	1/31/2023	4/17/2026	10,787	10,737	10,787	3.1%
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+	5.50%	10.94%		4/17/2026	—	—	—	—%
									10,737	10,787	3.1
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	10.08%	11/10/2023	11/10/2028	9,863	9,758	9,863	2.8%
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.75%	10.08%	11/10/2023	11/10/2028	1,695	1,629	1,695	0.5%
MSPB MSO, LLC	(6)(7)	First lien senior secured loan	S+	5.75%	10.08%	11/10/2023	11/10/2028	8,391	8,315	8,391	2.4%
									19,702	19,949	5.7%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)	First lien senior secured loan	S+	6.75%	11.21%	3/20/2023	2/15/2028	17,768	17,595	17,768	5.0%
									17,595	17,768	5.0%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.00%	11.59%	1/25/2023	3/31/2025	1,034	1,027	1,034	0.3%
LC Hospitality, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.50%	9.83%	7/25/2024	7/25/2031	9,843	9,661	9,843	2.8%
									10,688	10,877	3.1%
Independent Power & Renewable
National Carbon Technologies – California, LLC	(8)	First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	8,400	8,388	8,388	2.4%
									8,388	8,388	2.4%
Electric Utilities
truCurrent LLC	(6)(7)(8)	First lien senior secured loan	S+	7.25%	—%	2/12/2024	2/12/2029	—	(103)	—	—%
truCurrent LLC	(6)(7)	First lien senior secured loan	S+	7.25%	11.58%	2/12/2024	2/12/2029	12,500	12,389	12,500	3.5%
									12,286	12,500	3.5%
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9) (12)	First lien senior secured loan	S+	8.93%	13.62%	5/1/2023	5/14/2026	3,425	3,399	3,425	1.0%
Xpect Solutions, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.75%	10.08%	10/7/2024	10/7/2029	7,500	7,452	7,427	2.1%
Xpect Solutions, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.75%	10.08%	10/7/2024	10/7/2029	750	731	743	0.2%
Xpect Solutions, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.08%	10/7/2024	10/7/2029	22,444	22,225	22,225	6.3%
									33,807	33,820	9.6%
Interactive Media & Services
Dance Nation Holdings LLC	(6)(7)	First lien senior secured loan	S+	6.95%	11.54%	8/24/2023	8/24/2028	31,815	31,565	31,815	9.0%
Dance Nation Holdings LLC	(6)(7)(8)	First lien senior secured loan	S+	6.95%	11.54%	8/24/2023	8/24/2028	826	794	826	0.2%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		1,652,200	1,652	1,652	0.5%
									34,011	34,293	9.7%
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.45%	13.11%	6/29/2022	12/3/2026	7,596	7,576	7,264	2.1%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.45%	12.93%	6/29/2022	12/3/2026	26,625	26,564	25,461	7.2%
									34,140	32,725	9.3%
Pharmaceuticals
Med Learning Group, LLC	(6)(7)	First lien senior secured loan	S+	6.25%	10.58%	3/26/2024	12/30/2027	15,570	15,439	15,570	4.4%
Med Learning Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.25%	10.58%	3/26/2024	12/30/2027	856	839	856	0.2%
									16,278	16,426	4.6%
Professional Services
M&S Acquisition Corporation	(6)(7)(12)	First lien senior secured loan	S+	6.50%	11.09%	12/19/2023	12/19/2028	42,215	41,862	42,216	12.0%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.4%
ZRG Partners LLC	(6)(7)(8)	First lien senior secured loan	S+	6.00%	10.46%	10/21/2024	6/14/2029	2,600	2,568	2,580	0.7%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
ZRG Partners LLC	(6)(7)(8)	First lien senior secured loan	P+	5.00%	12.50%	10/21/2024	6/14/2029	168	150	167	—%
ZRG Partners LLC	(6)(7)	First lien senior secured loan	S+	6.00%	10.66%	10/21/2024	6/14/2029	11,402	11,322	11,322	3.2%
									57,402	57,785	16.3%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	13.29%	10/6/2023	10/6/2026	2,000	1,987	1,985	0.6%
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	13.29%	10/6/2023	10/6/2026	3,000	2,978	2,978	0.8%
									4,965	4,963	1.4%
Restaurants
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+	7.00%	12.00%	11/20/2023	12/31/2027	3,121	3,095	3,112	0.9%
Café Zupas, L.C	(6)(7)(8)(12)	First lien senior secured loan	S+	7.00%	12.02%	11/20/2023	12/31/2027	334	330	333	0.1%
Café Zupas, L.C	(6)(7)(12)	First lien senior secured loan	S+	7.00%	12.02%	11/20/2023	12/31/2027	8,359	8,289	8,338	2.4%
									11,714	11,783	3.4%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)	First lien senior secured loan	S+	6.75%	11.08%	5/31/2024	5/30/2029	42,000	41,613	39,900	11.3%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants				5/31/2024		166,108	—	—	—%
									41,613	39,900	11.3%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(8) (12)	First lien senior secured loan	S+	6.45%	11.04%	12/21/2023	6/21/2028	24,632	24,396	24,632	7.0%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)	First lien senior secured loan	S+	6.45%	11.04%	12/21/2023	6/21/2028	15,656	15,501	15,656	4.4%
									39,897	40,288	11.4%
Transportation Infrastructure
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.25%	10.99%	3/29/2023	7/2/2027	13,006	12,740	13,006	3.7%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	5.50%	10.31%	3/24/2023	5/25/2029	12,157	12,152	12,157	3.4%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.50%	10.19%	3/24/2023	5/25/2029	1,253	1,253	1,253	0.4%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.50%	10.25%	3/24/2023	5/25/2029	114	107	114	—%
									26,252	26,530	7.5%
Water Utilities
Ironhorse Purchaser, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.25%	—%	12/21/2023	9/30/2027	—	(94)	—	—%
Ironhorse Purchaser, LLC	(6)(7)	First lien senior secured loan	S+	5.25%	9.61%	12/21/2023	9/30/2027	10,021	9,868	10,021	2.8%
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.07%	6/28/2024	6/28/2029	13,433	13,338	13,433	3.9%
									23,112	23,454	6.7%
Total non-controlled/non-affiliated investments									522,945	522,935	148.4%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(12)	First lien senior secured loan	S+	7.50%	12.09%	10/07/2022	10/07/2027	18,734	18,630	18,734	5.3%
GK9 Global Companies, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	7.50%	12.09%	10/07/2022	10/07/2027	3,390	3,379	3,390	1.0%
IVM GK9 Holdings LLC		Equity				10/07/2022		14,969	4,881	5,000	1.4%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
								26,890	27,124	7.7%
Diversified Consumer Services
3360 Frankford LLC	(2)(17)	Equity			9/23/2024		2,458,671	2,459	2,459	0.7%
								2,459	2,459	0.7%
Total non-controlled/affiliated investments								29,349	29,583	8.4%
Controlled/affiliated investments (10)
Professional Services
Worker Solutions LLC	(16)	Equity			12/30/2024		350,000	350	350	0.1%
								350	350	0.1%
Real Estate Management & Development
Neighborhood Grocery Catalyst Fund LLC	(2)(8)(14)	Equity			3/28/2024		4,218,750	4,219	4,219	1.2%
								4,219	4,219	1.2%
Total controlled/affiliated investments								4,569	4,569	1.3%

Total Portfolio Investments								$556,863	$557,087	158.1%

(1)
Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement of
Investments."

(2)
Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of December 31, 2024, non-qualifying assets represent
0.9% of the Company’s portfolio at fair value. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

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

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
Zero Waste Recycling LLC	0.50%	Delayed Draw Term Loan	5/15/2026	$380	$—
Ironhorse Purchaser, LLC	1.00%	Delayed Draw Term Loan	9/30/2027	6,377	—
Core Capital Partners II-S LP	—%	Revolver	10/11/2027	11,234	—
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750	(23)
Med Learning Group LLC	1.00%	Delayed Draw Term Loan	12/30/2027	3,425	—
Café Zupas, L.C	0.50%	Delayed Draw Term Loan	12/31/2027	223	(1)
Café Zupas, L.C	0.50%	Revolver	12/31/2027	223	(1)
Dance Nation Holdings LLC	0.50%	Revolver	8/24/2028	3,304	—
MSPB MSO, LLC	0.38%	Delayed Draw Term Loan	11/10/2028	17,630	—
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	6,781	—
truCurrent LLC	0.50%	Delayed Draw Term Loan	2/12/2029	25,000	—
Trilon Group, LLC	1.00%	Delayed Draw Term Loan	5/25/2029	1,347	—
Trilon Group, LLC	0.50%	Revolver	5/25/2029	801	—
National Carbon Technologies – California, LLC	2.50%	Bonds	5/31/2029	11,600	—
CentralBDC Enterprises, LLC	0.50%	Revolver	6/11/2029	1,516	—
ZRG Partners LLC	1.00%	Delayed Draw Term Loan	6/14/2029	3,435	—
ZRG Partners LLC	0.50%	Revolver	6/14/2029	2,357	—
Capital City LLC	—%	Delayed Draw Term Loan	9/20/2029	2,500	—
C Speed LLC	0.50%	Revolver	10/01/2029	4,000	—
Xpect Solutions, LLC	0.50%	Revolver	10/07/2029	2,500	—
Xpect Solutions, LLC	0.50%	Delayed Draw Term Loan	10/07/2029	1,250	—
Equity
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	8,281	—
Worker Solutions LLC	—%	Equity	—	3,150	—
				$121,064	$(25)

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
this table are subject to restrictions on resale.

(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns a 31.25% share in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
(16)	The Company owns a 100.00% share in Worker Solutions LLC.
(17)	The Company owns a 66.40% share in 3360 Frankford LLC.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Notes to Consolidated Financial Statements
March 31, 2025
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
The Company is externally managed by its Adviser pursuant to the Investment Advisory Agreement. The Adviser is a
subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and
LS Administration, LLC, “Lafayette Square”).
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on
Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025. The
results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.
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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit
Insurance Corporation insurance limits. As of March 31, 2025 and December 31, 2024, the Company held $146,568 and

$202,452 in cash and cash equivalents, respectively, of which no cash or cash equivalents were restricted. Of the total cash and cash equivalents balance, $146,568 and $202,452 were held in an interest bearing accounts with U.S. Bank National
Association as of March 31, 2025 and December 31, 2024, respectively. For the three months ended March 31, 2025 and
March 31, 2024, the Company earned $1,438 and $936, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations.
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
The Company may incur organization and offering expenses of up to $1 million in connection with the formation of the
Company and the offering of shares of its common stock, including the out-of-pocket expenses of the Adviser and its agents and affiliates. The Company reimburses the Adviser for the organization and offering costs it incurs on the
Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of March 31, 2025, the Company incurred $804 (since inception) of organization and offering costs.
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
Investments for which market quotations are not readily available are valued at fair value as determined in good faith pursuant to Rule 2a-5 under the 1940 Act and ASC Topic 820. As a general principle, the fair value of a security or other asset is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Pursuant to Rule 2a-5, the board of directors (the “Board”) has designated the
Adviser as the valuation designee (“Valuation Designee”) for the Company to perform the fair value determination relating to all Company investments, subject to the oversight of the Board. The Adviser may carry out its designated responsibilities as Valuation Designee through various teams and committees. The Valuation Designee’s Board-approved policies and procedures govern the Valuation Designee’s selection and application of methodologies for determining and calculating the fair value of Company investments. The Valuation Designee may value Company portfolio securities for which market quotations are not readily available and other Company assets utilizing inputs from pricing sources, quotation reporting systems, valuation agents and other third-party sources.
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
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer and chief financial officer and assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the
CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$629,606	94.6%	$629,974	94.2%
Equity	31,471	4.7%	33,305	5.0%
Subordinated debt	1,773	0.3%	1,749	0.3%
Preferred equity	1,652	0.2%	2,197	0.3%
Convertible Note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$666,002	100.0%	$668,725	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$540,064	97.0%	$540,195	96.9%
Equity	11,909	2.1%	12,028	2.2%
Subordinated debt	1,738	0.3%	1,712	0.3%
Preferred equity	1,652	0.3%	1,652	0.3%
Convertible Note	1,500	0.3%	1,500	0.3%
Warrants	—	—%	—	—%
Total	$556,863	100.0%	$557,087	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2025 and December 31, 2024.
The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2025
	Amortized Cost		Fair Value
Empire	$173,005	26.0%	$174,085	26.0%
Mid-Atlantic	149,002	22.3%	149,957	22.4%
Gulf Coast	113,717	17.1%	112,577	16.8%
Far West	96,296	14.5%	97,515	14.6%
Great Lakes	73,115	11.0%	71,481	10.7%
Southeast	24,671	3.7%	26,664	4.0%
Cascade	17,569	2.6%	17,723	2.7%
Four Corners	17,127	2.6%	17,223	2.6%
Northeast	1,500	0.2%	1,500	0.2%
Total	$666,002	100.0%	$668,725	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Mid-Atlantic	$127,815	22.9%	$128,238	23.1%
Gulf Coast	90,857	16.3%	90,079	16.2%
Empire	88,743	15.9%	89,350	16.0%
Far West	80,838	14.5%	81,472	14.6%
Great Lakes	77,697	14.0%	76,300	13.7%
Southeast	46,592	8.4%	47,073	8.4%
Four Corners	25,226	4.5%	25,307	4.5%
Cascade	17,595	3.2%	17,768	3.2%
Northeast	1,500	0.3%	1,500	0.3%
Total	$556,863	100.0%	$557,087	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Amortized Cost		Fair Value
Professional Services	$62,177	9.3%	$62,628	9.3%
Commercial Services & Supplies	55,308	8.2%	57,190	8.5%
Transportation Infrastructure	46,617	7.0%	46,748	7.0%
IT Services	40,944	6.1%	41,351	6.2%
Specialized Consumer Services	39,837	6.0%	40,188	5.9%
Road & Rail	41,651	6.3%	39,900	5.9%
Interactive Media & Services	33,128	5.0%	34,019	5.1%
Media	34,161	5.1%	32,558	4.9%
Diversified Financial Services	29,253	4.4%	29,617	4.4%
Hotels, Restaurants & Leisure	28,339	4.3%	28,468	4.3%
Business Support Services	24,676	3.7%	24,751	3.7%
Electric Utilities	22,305	3.3%	22,500	3.4%
Health Care Equipment & Services	19,790	3.0%	19,949	3.0%
Diversified Telecommunication Services	18,826	2.8%	18,826	2.8%
Application Software	18,251	2.7%	18,358	2.7%
Health Care Providers & Services	17,569	2.6%	17,723	2.7%
Construction & Engineering	17,208	2.6%	17,274	2.6%
Pharmaceuticals	16,246	2.4%	16,385	2.5%
Aerospace & Defense	15,045	2.3%	15,224	2.3%
Insurance	15,000	2.3%	15,000	2.2%
Water Utilities	13,180	2.0%	13,420	2.0%
Electrical Equipment	12,665	1.9%	12,682	1.9%
Restaurants	11,393	1.7%	11,480	1.7%
Gas Utilities	10,721	1.6%	10,759	1.6%
Real Estate Management & Development	9,752	1.5%	9,751	1.5%
Independent Power & Renewable	8,400	1.3%	8,400	1.3%
Diversified Consumer Services	2,459	0.4%	2,459	0.4%
Food Products	1,101	0.2%	1,117	0.2%
Total	$666,002	100.0%	$668,725	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,606	12.0%	$66,901	12.1%
Professional Services	57,752	10.4%	58,135	10.4%
Specialized Consumer Services	39,897	7.2%	40,288	7.2%
Road & Rail	41,613	7.5%	39,900	7.2%
Interactive Media & Services	34,011	6.1%	34,293	6.2%
IT Services	33,807	6.1%	33,820	6.1%
Media	34,140	6.1%	32,725	5.9%
Diversified Financial Services	28,388	5.1%	28,492	5.1%
Transportation Infrastructure	26,252	4.7%	26,530	4.8%
Water Utilities	23,112	4.2%	23,454	4.2%
Health Care Equipment & Services	19,702	3.5%	19,949	3.6%
Application Software	18,288	3.3%	18,400	3.3%
Health Care Providers & Services	17,595	3.2%	17,768	3.2%
Construction & Engineering	17,427	3.1%	17,428	3.1%
Pharmaceuticals	16,278	2.9%	16,426	2.9%
Aerospace & Defense	16,069	2.9%	16,108	2.9%
Electric Utilities	12,286	2.2%	12,500	2.2%
Restaurants	11,714	2.1%	11,783	2.1%
Hotels, Restaurants & Leisure	10,688	1.9%	10,877	2.0%
Gas Utilities	10,737	1.9%	10,787	1.9%
Real Estate Management & Development	9,184	1.6%	9,182	1.6%
Independent Power & Renewable	8,388	1.5%	8,388	1.5%
Diversified Consumer Services	2,459	0.4%	2,459	0.4%
Food & Staples Retailing	470	0.1%	494	0.1%
Total	$556,863	100.0%	$557,087	100.0%
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

The consolidated financial statements include portfolio investments at fair value of $668,725 and $557,087 as of March 31,
2025 and December 31, 2024, respectively. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of March 31,
2025 and December 31, 2024.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$629,974	$629,974
Equity	—	—	33,305	33,305
Subordinated debt	—	—	1,749	1,749
Preferred equity	—	—	2,197	2,197
Convertible note	—	—	1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$668,725	$668,725

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$540,195	$540,195
Equity	—	—	12,028	12,028
Subordinated debt	—	—	1,712	1,712
Preferred equity	—	—	1,652	1,652
Convertible note			1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$557,087	$557,087
The carrying value of the Credit Facility and SBA-guaranteed debentures approximates fair value as of March 31, 2025 and
December 31, 2024, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2025 and March 31, 2024.

	For the three months ended March 31, 2025
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Convertible Note	Warrants	Total Investments
Balance as of December 31, 2024	$540,195	$1,712	$12,028	$1,652	$1,500	$—	$557,087
Purchases of investments and other adjustments to cost	169,425	35	19,562	—	—	—	189,022
Proceeds from sales and repayments of investments	(80,555)	—	—	—	—	—	(80,555)
Net realized gain (loss)	58	—	—	—	—	—	58
Net accretion of discount on investments	614	—	—		—	—	614
Net change in unrealized gain (loss) on investments	237	2	1,715	545	—	—	2,499
Balance as of March 31, 2025	$629,974	$1,749	$33,305	$2,197	$1,500	$—	$668,725

	For the three months ended March 31, 2024
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Warrants	Total Investments
Balance as of December 31, 2023	$265,287	$1,753	$4,901	$1,652	$—	$273,593
Purchases of investments and other adjustments to cost	59,696	48	—	—	—	59,744
Proceeds from sales and repayments of investments	(3,403)	—	—	—	—	(3,403)
Net realized gain (loss)	—	—	—	—	—	—
Net accretion of discount on investments	244	—	—	—	—	244
Net change in unrealized gain (loss) on investments	1,133	30	99	(33)	—	1,229
Balance as of March 31, 2024	$322,957	$1,831	$5,000	$1,619	$—	$331,407
For the three months ended March 31, 2025, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on March 31, 2025 was $2,499 as shown on the Consolidated Statements of Operations. For the three months ended March 31, 2024, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on March 31, 2024 was $1,229 as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/
amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2025 and March 31, 2024.
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
The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2025 and December 31, 2024.

					Range
	Fair Value, as of March 31, 2025	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$452,148	Discounted Cash Flow	Discount Rate	10.9%	8.3%	19.4%
First lien senior secured loans	39,900	Comparable Multiples	EV/EBITDA	6.3x	5.5x	7.0x
First lien senior secured loans	137,926	Amortized Cost	Cost	N/A	N/A	N/A
Equity	6,715	Comparable Multiples	EV/EBITDA	8.5x	8.3x	8.8x
Equity	26,590	Amortized Cost	Cost	N/A	N/A	N/A
Subordinated debt	1,749	Discounted Cash Flow	Discount Rate	14.8%	14.0%	15.5%
Preferred equity	2,197	Comparable Multiples	EV/EBITDA	6.8x	6.5x	7.0x
Convertible note	1,500	Amortized Cost	Cost	N/A	N/A	N/A
Warrants	—	Comparable Multiples	EV/EBITDA	7.1x	5.5x	8.3x
Total Level 3 Assets	$668,725

					Range
	Fair Value, as of December 31, 2024	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$404,750	Discounted Cash Flow	Discount Rate	11.2%	8.4%	18.9%
First lien senior secured loans	39,900	Comparable Multiples	EV/EBITDA	6.3x	5.5x	7.0x
First lien senior secured loans	95,545	Amortized Cost	Cost	N/A	N/A	N/A
Subordinated debt	1,712	Discounted Cash Flow	Discount Rate	14.8%	14.0%	15.5%
Equity	5,000	Comparable Multiples	EV/EBITDA	6.3x	6.0x	6.5x
Equity	7,028	Amortized Cost	Cost	N/A	N/A	N/A
Preferred equity	1,652	Comparable Multiples	EV/EBITDA	8.5x	8.3x	8.8x
Convertible note	1,500	Amortized Cost	Cost	N/A	N/A	N/A
Warrants	—	Comparable Multiples	EV/EBITDA	7.0x	5.5x	8.0x
Total Level 3 Assets	$557,087
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
Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of
March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 244.1% and 269.2%.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the three months ended March 31, 2025 and March 31, 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest expense	$5,599	$721
Non-usage fee (1)	47	16
Amortization of deferred financing costs	369	185
Weighted average stated interest rate	6.11%	6.48%
Weighted average outstanding balance	$371,759	$44,738
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
Facility.
Credit Facilities
ING Credit Facility
On June 18, 2024, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented, or otherwise modified from time to time, the “ING Credit Facility”) with ING Capital, LLC, as
Administrative Agent, Lead Arranger, Bookrunner and Sustainability Structuring Agent.
On September 20, 2024, the Company entered into Amendment No. 1 to the Senior Secured Revolving Credit Agreement
(the “First Amendment”), which amends the ING Credit Facility. The parties to the First Amendment include the
Company, the lenders party thereto, Subsidiary Guarantors party thereto and ING Capital LLC, as Administrative Agent.
The First Amendment provides for, among other things, an upsize in the total commitments from lenders under the credit facility from $75 million to $150 million.
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

Agreement include the Company, Customers Bank, as additional lender, the Subsidiary Guarantors party thereto and the
Administrative Agent.
On March 20, 2025, the Company entered into that certain Lender Joinder Agreement (the “Third Joinder Agreement”),
pursuant to which, through the accordion feature in the ING Credit Facility, the aggregate commitments under the ING
Credit Facility increased from $225 million to $250 million. The parties to the Third Lender Joinder Agreement include the
Company, Customers Bank, as additional lender, the Subsidiary Guarantors party thereto and the Administrative Agent.
On April 24, 2025, the Company entered into Amendment No. 2 to the Senior Secured Revolving Credit Agreement (the
“Second Amendment”), which amends the ING Credit Facility. The parties to the Second Amendment include the
Company, the lenders party thereto, Subsidiary Guarantors party thereto and ING Capital LLC, as Administrative Agent.
The Second Amendment provides for, among other things, an increase of the accordion provision to permit increases to a total facility amount of up to $300 million and permit the Company to do up to $30 million of financing under repurchase agreements.
On April 24, 2025 the Company entered into a waiver letter permitting the Company to enter into a repurchase agreement with Midcap Financial Trust dated as of April 17, 2025.
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
The ING Credit Facility allows the Company to borrow up to $300 million, subject to certain restrictions, including availability under a borrowing base, which is based upon unused capital commitments made by investors in the Company and the value of eligible portfolio investments. The amount of permissible borrowings under the ING Credit Facility may be increased through an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing up to an aggregate of $300 million. The ING Credit Facility is secured by a perfected first-
priority interest in the unused commitments of the Company’s investors and substantially all of the eligible portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
As of March 31, 2025 and December 31, 2024, the Company had $249.5 million and $208.2 million, respectively, in outstanding borrowings from the ING Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Facility for the three months ended March 31, 2025 and March 31, 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest expense	$3,198	$—
Non-usage fee (1)	47	—
Amortization of financing costs	138	—
Weighted average stated interest rate	7.25%	—%
Weighted average outstanding balance	$178,810	$—
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
As of March 31, 2025 and December 31, 2024, the Company had $0.0 million and $0.0 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Subscription Facility for the three months ended March 31, 2025 and March 31, 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest expense	$—	$239
Non-usage fee (1)	—	16
Amortization of financing costs	—	143
Weighted average stated interest rate	—%	7.59%
Weighted average outstanding balance	$—	$12,624
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
Facility.
SBA-Guaranteed Debentures
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of March 31, 2025 and December 31,
2024, the Company funded LS SBIC LP and LS SSBIC LP with an aggregate total of $115.0 million and $110.0 million, respectively, of regulatory capital, and have $202.5 million and $192.5 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC
LP and LS SSBIC LP  may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2025:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	$45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	$82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	$27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	$9,995	4.76%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2025 and March 31, 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest expense	$2,401	$482
Non-usage fee	—	—
Amortization of financing costs	231	42
Weighted average stated interest rate	5.05%	6.04%
Weighted average outstanding balance	$192,949	$32,114
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
borrowing and not a sale. On July 30, 2024 the Company repurchased its obligation under the MLG Repurchase
Obligation.
The facilities of the Company consist of the following:

	March 31, 2025			December 31, 2024
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$250,000	$249,482	$518	$225,000	$208,232	$16,768
SBA-Guaranteed Debentures	202,500	202,500	—	192,505	192,505	—
Total	$452,500	$451,982	$518	$417,505	$400,737	$16,768
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
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred Management Fee expense of
$1,478 and $742, respectively. As of March 31, 2025 and December 31, 2024, $1,478 and $1,375, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred Income-Based Fee of $1,514 and
$1,169, respectively. As of March 31, 2025 and December 31, 2024, $1,514 and $1,578, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2025 and March 31, 2024, there were  no Capital Gains Fees incurred.
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
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $450 and $506, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying
Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $0 and $0, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and

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
After the commencement of operations these expenses are reimbursed on an ongoing basis. As of March 31, 2025 and
December 31, 2024, $453 and $221, respectively, were included in the Due to Affiliate line item in the Consolidated
Statements of Assets and Liabilities for reimbursable expenses paid by the Administrator on behalf of the Company. As of
March 31, 2025 and December 31, 2024, $189 and $260, respectively, were included in the Due from Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses due from the Administrator on behalf of the Company.
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
As of March 31, 2025 and December 31, 2024, the Company has no Unreimbursed Expense Payable.
Note 7. Commitments and Contingencies
As of March 31, 2025, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of March 31, 2025 and December 31, 2024 the fair value of unfunded commitments held by the Company was $(19) and $(25), respectively, as shown on the Consolidated Schedule of
Investments. The Company had the following unfunded commitments to fund investments as of the indicated dates:

	Par Value as of	Par Value as of
	March 31, 2025	December 31, 2024
Unfunded debt securities	$138,071	$109,633
Unfunded equity securities	9,869	11,431
Total unfunded commitments	$147,940	$121,064
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
For the years ended March 31, 2025 and December 31, 2024, independent directors fees will be paid in the form of our common stock issued at a price per share equal to the greater of NAV or the market price, if any, at the time of payment.
On April 29, 2024, the Company issued 21,333 shares of common stock to our directors as compensation for their services for the fiscal year ended December 31, 2023.
No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940
Act). For the three months ended March 31, 2025 and March 31, 2024, the Company accrued $80 and $80 for directors’
fees expense, respectively.

Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31,
2025 and March 31, 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$11,147	$7,868
Weighted average common shares outstanding	23,977,487	21,581,652
Earnings (loss) per common share (basic and diluted):	$0.46	$0.36
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
As of March 31, 2025 and December 31, 2024, the Company had closed capital commitments totaling $410.5 million and
$409.8 million, respectively, for the private placement of the Company's common stock, of which $65.8 million and $66.7 million, respectively, were uncalled.

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
March 26, 2025	116,132	$1,721	$14.82
For the three months ended March 31, 2024, the Company did not drawdown any capital from its investors.
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company elected to be taxed as a RIC under the Code for its taxable year ending December 31, 2024, and anticipates continuing to make such election in future taxable years. As a RIC, the Company is required to distribute dividends each tax year as a RIC to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The
Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
The Company has adopted the DRIP that provides for the automatic reinvestment of all cash distributions declared by the
Board, unless a stockholder elects to “opt out” of the DRIP. As a result, if the Board declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving the cash distribution. The Company reserves the right to use primarily newly issued shares to implement the DRIP, whether the shares are trading at a price per share at or above NAV. NAV is determined as of the latest available quarter end before such distribution. However, the Company reserves the right to purchase shares in the open market in connection with the implementation of the DRIP. In the event the price per share is trading at a discount to NAV, the Company intends to purchase shares in the open market rather than issue new shares.
For the three months ended March 31, 2025 the following table summarizes the distributions declared on shares of the
Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
March 25, 2025	March 25, 2025	May 6, 2025	$8,393	$0.35	—
For the three months ended March 31, 2024 the following table summarizes the distributions declared on shares of the
Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
March 26, 2024	March 22, 2024	May 06, 2024	$6,475	$0.30	—
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
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income
Taxes, as of March 31, 2025 and December 31, 2024.
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
As of March 31, 2025, the company did not have a capital loss carryforward.
For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the three months ended
March 31, 2025 and for the year ended December 31, 2024 , were as follows:

	For the three months ended March 31, 2025	For the year ended December 31, 2024
Ordinary Income	$8,393	$28,526
Long-term Capital Gain	$—	$—
Return of Capital	$—	$—

As of March 31, 2025 and December 31, 2024, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes are as follows.

	March 31, 2025	December 31, 2024
Tax cost	$666,002	$556,863
Gross unrealized appreciation	$6,188	$3,473
Gross unrealized depreciation	(3,465)	(3,249)
Net unrealized investment appreciation / (depreciation) on investments	$2,723	$224
The Company has a wholly-owned corporate subsidiary that is consolidated for financial statement purposes. This entity
("taxable subsidiary"); LS BDC Holdings, LLC; has elected to be taxed as regular c-corporation for federal income tax purposes. This taxable subsidiary recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse.
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the period January 1, 2025 through
March 31, 2025, as follows:

Period ended ended March 31, 2025
Income tax (expense)/benefit at federal statutory tax rate	$2,341
Income attributable to the RIC and not subject to corporate tax	(2,815)
State and local income tax benefit (net of federal detriment)	(102)
Prior year net operating loss carryforward	—
Prior year provision to return adjustments	—
Other	(1)
Permanent differences	—
Change in Valuation Allowance	(52)
Total income tax (expense)/benefits	$(629)
At March 31, 2025, the taxable subsidiaries did not have any capital loss carryforwards.
Net operating loss carryforwards are available to offset future taxable income. These net operating loss carryforwards can be carried forward indefinitely and may offset up to 80% of taxable income in any given year. Any unused portion will continue to be carried forward. As of March 31, 2025, the Company had a net operating loss carryforward for federal income tax purposes of $443.
At March 31, 2025, the Company determined a partial valuation allowance of the Company's gross deferred tax asset was required.  The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments.  Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized in full.  As a result, the Company recorded a partial valuation allowance with respect to its gross deferred tax asset for the quarter ended March 31, 2025. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available.  Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the
Company’s NAV per share, which could be material.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the three months ended March 31, 2025 and March 31,
2024:

Per Common Share Data:(1)	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Net asset value, beginning of period	$14.81	$14.85
Net investment income (loss)	0.36	0.31
Net realized and unrealized gain (loss)	0.10	0.05
Net increase (decrease) in net assets resulting from operations	0.46	0.36
Initial issuance of Common Stock	—	—
Effect of offering price of subscriptions(2)	—	—
Distributions declared	(0.35)	(0.30)
Net asset value, end of period	$14.92	$14.91

Total return based on NAV(3)	3.12%	2.41%
Common shares outstanding, end of period	24,096,013	21,584,341
Weighted average shares outstanding	23,977,487	21,581,652
Net assets, end of period	$359,573	$321,838

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets	9.78%	8.33%
Ratio of expenses to average net assets	12.23%	5.81%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	1.97%	1.62%
Weighted average debt outstanding	$371,759	$44,738
Total debt outstanding	$451,982	$75,360
Asset coverage ratio(5)	244.1%	527.1%
Portfolio turnover	13%	—%
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through  March 31, 2025 and March 31, 2024.
(2)Increase (decrease) was due to the offering price of subscriptions during the period (See note 9).
(3)Total return was based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(4)Annualized, except for organizational expenses, if any, which are non-recurring.
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
The Company entered into a commitment transfer supplement with Midcap Financial Trust (“Midcap”) on April 17, 2025
(the “Ickler Closing Date”) in connection with a $15 million term loan (“Ickler Term Loan”) provided by Midcap to Ickler
Electric Corporation (the “April 2025 Purchase Obligation”). The April 2025 Purchase Obligation requires the Company to purchase the Ickler Term Loan on the earlier of (x) September 30, 2025 and (y) such earlier date as the Company may designate in writing to Midcap (the “Purchase Date”). The purchase price under the April 2025 Purchase Obligation is equal to (1) the funded amount of the Ickler Term Loan plus (2) the product of (a) the funded amount of the Ickler Term
Loan and (b) 25 basis points, minus (3) original issue discount earned by Midcap, plus (d) a make-whole amount if the
Purchase Date is earlier than the three (3) month anniversary of the Ickler Closing Date.

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
The Company is externally managed by Adviser pursuant to the Investment Advisory Agreement and supervised by our
Board of which a majority of the members are independent of us, the Adviser and its affiliates. The Adviser is a subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and LS
Administration, LLC, “Lafayette Square”). The Adviser is a limited liability company that is registered as an investment adviser under the Advisers Act. The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.
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
The Company previously formed wholly-owned subsidiaries, LS BDC Holdings, LLC, LS BDC Holdings (DN), LLC, LS
BDC Holdings (160), LLC and LS SBIC Holdings (160), LLC, each of which were Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies to which the Company has also made loans. In addition, LS BDC Holdings (NGCF), LLC, a wholly-owned subsidiary of the Company, was formed to co-own and co-
manage NGCF Manager LLC (the “NGCF Manager”) with the affiliate of a third-party investor.  The NGCF Manager manages Neighborhood Grocery Catalyst Fund LLC (“NGCF”), a private real estate investment vehicle, whose investment strategy focuses on necessity-based, ecommerce-resistant, and well-located neighborhood shopping centers anchored by omni-channel grocers serving the essential needs of diverse communities.
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
Out of nearly 175,000 middle market companies with revenue between $10 million and $1 billion annually, BDCs have only invested in 6,800 (3.9%) of such companies. 82% of BDC portfolio companies were headquartered in high-income areas and 45% of the companies BDCs invested in were held by more than one BDC, suggesting that Working-Class Areas
1 Lafayette Square analysis of U.S. Securities and Exchange Commission's Electronic Data Gathering, Analysis, and Retrieval (EDGAR)
database of BDC portfolio companies as of Q3 2024 and Dun and Bradstreet middle market companies (174,413 companies) as of
February, 2025. The Federal Financial Institutions Examination Council's (FFIEC) defines middle to upper income as median family incomes making greater than 80% of the area median income. A total of 6,834 portfolio company investments were identified by their headquartered addresses. Of these, this analysis includes 5,590 (82%) portfolio companies where we had enough data to determine if an address was located in a Low-Moderate-Income tract.
2 Turnover rates are calculated by dividing the total terminations, voluntary and involuntary, for the period by the average number of employees who worked during or received pay for the same period. National turnover includes private employee data from the U.S.
Bureau of Labor Statistics - Job Openings and Labor Turnover Survey for calendar year 2024. Data was extracted as of February 18,
2025.
3 Two-thirds of consumers, or 65%, reported living paycheck to paycheck according to a December survey of 2,986 U.S. consumers according to a report conducted by PYMNTS and Lending Club in February 2025 titled, “The New Reality Check: The Paycheck-To-
Paycheck Report”.
4  National private sector retirement benefits participation data is sourced from the U.S. Bureau of Labor Statistics – March 2024
National Compensation Survey. “Lower wage workers” refers to those earning less than 25% of average wages.
5 Jobs employing Working Class People.
6 “Working Class Areas” refers to low- and moderate- income (“LMI”) areas, Empowerment Zones, as defined in the Empowerment
Zones and Enterprise Communities Act of 1993, as amended (“Empowerment Zones”), Opportunity Zones, as defined in the U.S. Tax
Cut and Jobs Act of 2017 (“Opportunity Zones”), and/or areas targeted by a government entity for redevelopment or to revitalize or stabilize designated disaster areas. LMI is defined under applicable CRA regulation as an individual income that is less than 80% of the area median income (“AMI”) or a median family income that is less than 80% in a census tract as reported by the Federal Financial
Institutions Examination Council at https://www.ffiec.gov/Medianincome.htm [ffiec.gov] (or such other industry recognized source as may be determined by the Adviser) and (ii) a census tract, if it is identified as low-to-moderate income by the Federal Financial
Institutions Examination Council at https://geomap.ffiec.gov/ffiecgeomap/ (or such other industry recognized source as may be determined by the Adviser). AMI is defined as the median family income for the metropolitan statistical area or metropolitan division, if applicable, or if the person or census tract is located outside of a metropolitan statistical area, the statewide non-metropolitan median family income.
7 “Substantial Employment” means more than 50% of the portfolio company’s workforce, measured by W-2 forms or 1099 forms filed by workers with the Internal Revenue Service.

are overlooked by traditional capital markets investors.1 Additionally, U.S. private sector companies experience average annual employee turnover of 44.3%,2 an estimated 65% of U.S. workers live paycheck to paycheck,3 and 75% of lower wage workers do not participate in retirement benefits4
We have established a series of important goals with respect to the portfolio companies in which we invest, which we refer to as our “2030 Goals”. These include (1) increasing employment opportunities by assisting our portfolio companies in creating and/or retaining 100,000 Working Class Jobs5 and 150,000 jobs overall; (2) providing significant managerial assistance to small and middle-market companies by incentivizing at least 50% of our borrowers to adopt Qualifying
Human Capital Investments recommended by our affiliated managerial assistance platform Worker Solutions® and (3)
encouraging economic growth in Working Class Areas6 by investing at least 50% of our assets in companies that are either located in Working Class Areas or are Substantial Employers7 of Working Class People.
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
As of March 31, 2025:
8 Reflects information reported by portfolio companies as of their respective transaction closing date and additional information, as of March 31, 2025, reported by 16 of 42 portfolio companies that have participated in quarterly KPI reporting. These metrics reflect information reported by portfolio companies regarding their cumulative total number of unique employees, counting from the closing date of the Company’s investment in such portfolio company. These metrics include information reported by current portfolio companies as well as portfolio companies that have been exited by the
Company.
9 Turnover rates are calculated by dividing the total terminations, voluntary and involuntary, for the period by the average number of employees who worked during or received pay for the same period. National turnover includes private employee data from the U.S. Bureau of Labor Statistics - Job Openings and Labor Turnover Survey for calendar year 2025. Data was extracted as of May 2, 2025.
10 Change Since Initial Investment Average is taken as the average of all portfolio companies' change in turnover, medical care participation or retirement participation since the BDC's initial investment, otherwise known as deal close date, with the portfolio company. A negative value indicates turnover has decreased since initial investment.  Where data wasn't available in the same quarter as the initial investment, the next available quarter's data was used. Based on 16 out of 42 portfolio companies' current human capital data made available to Lafayette Square.

•51.6% of our portfolio (and 51.5% of the transactions where we were lead agent) were invested in borrowers who are either located in Working Class Areas or are Substantial Employers of Working Class People, with 10,572
Working Class People employed out of a total of 22,786 employees. 8
•In addition, with respect to engagement by our current portfolio companies with Qualifying Human Capital
Investments, as of March 31, 2025, 45% of the transactions where we were lead agent (31% of our overall
Portfolio Companies) had adopted Qualifying Human Capital Investments (for a total of seven Third-Party
Solution Providers and fourteen HR policy changes deployed).
•Regarding all companies that have been part of our portfolio since the inception of the Company, as of March 31,
2025, 45% of the transactions where we were lead agent (30% of all Portfolio Companies) had adopted Qualifying
Human Capital Investments (for a total of seven Third-Party Solution Providers and fourteen HR policy changes deployed).
•Of the 22,786 workers employed through our portfolio companies, 3,269 workers have utilized the services of the
Third-Party Solution Providers and/or qualifying policy changes.
•Overall, a total of 6,061 workers have access to improved benefits through Qualifying Human Capital
Investments.
By comparison, as of March 31, 2024:
•55.2% of our portfolio (and 58.3% of the transactions where we were lead agent) were invested in borrowers who were either located in Working Class Areas or were Substantial Employers of Working Class People, with 6,430
Working Class People employed out of a total of 15,435 employees.
•In addition, with respect to engagement by our current portfolio companies with Qualifying Human Capital
Investments, as of December 31, 2024, 44% of the transactions where we were lead agent (31% of our overall
Portfolio Companies) had adopted Qualifying Human Capital Investments (for a total of seven Third-Party
Solution Providers and nine HR policy changes deployed), with 2,547 workers served and a total of 4,651 workers with access to services.
Over time, we believe our portfolio companies' uptake of Qualifying Human Capital Investments, in combination with our capital, will contribute to an improvement in below metrics, shown over the past two years:

Portfolio Company Human Capital Data		March 31, 2025	March 31, 2024
Employee Turnover[9]	Portfolio Company Average (Quarterly)	10.5%	7%
	National Average (Quarterly)	10.3%	11%
	Change Since Initial Investment Average[10]	(3.0)%	(2.4)%
11 Medical Care Benefits are plans that provide services or payments for services rendered in the hospital or by a qualified medical care provider. Participation is calculated from the unrounded percentage of workers who participate in the plan.
628 employees from portfolio companies who did not provide medical care benefits data to the Company were not included in this calculation. National private sector medical care and retirement benefits participation data are sourced from the U.S. Bureau of Labor Statistics – March 2024 National Compensation Survey.
12 Retirement Benefit plans includes defined benefit pension plans and defined contribution retirement plans. Participation is calculated from the unrounded percentage of workers who participate in the plan. National private sector medical care and retirement benefits participation data are sourced from the U.S. Bureau of Labor Statistics – March 2024 National
Compensation Survey.
13 National median income 1-year data is from the U.S. Census Bureau - American Community Survey. This is the most recent data available as of March 2025. Median family income is used to calculate individual LMI per CRA guidelines.
The metric is included at the national level to serve as a similar–but not exact–comparison.
14 Cumulative debt prevented through Third-Party Solution Provider HoneyBee, from 146 total workers across two portfolio companies and 1,633 total workers with access to the service. Savings relative to high-cost lending products calculated by using the average payday loan APR (~400%), average loan amount of $213, and an assumed 5-month repayment period (the average time it takes to repay payday loans). https://www.incharge.org/debt-relief/how-payday-
loans-work/

Participation in Medical Care Benefits[11]	Portfolio Company Average (Quarterly)	41.8%	57%
	National Average (Annually, As of March 2024)	45%
	Change Since Initial Investment Average	2.8%	5.6%
Participation in Retirement Benefits[12]	Portfolio Company Average (Quarterly)	41.2%	47%
	National Average (Annually, As of March 2024)	53%
	Change Since Initial Investment Average	4.6%	0.3%
Median Employee Income	LMI Employee Median Income (Annually)	$35,360	$39,866
	Non-LMI Employee Median Income (Annually)	$87,413	$91,750
	National Median Family Income (Annually, As of 2024)[13]	$96,401
As of March 31, 2025, among our portfolio companies that have adopted Third-Party Solution Provider services, 197 total workers across three portfolio companies have cumulatively saved $114,011in emergency savings, 146 workers across two portfolio companies combined have prevented an estimated $112,374 in debt14 through small-dollar, zero-interest loans, 45 workers from one portfolio company are building their credit scores through monthly rent reporting, and seven workers from one portfolio company have cumulatively participated in 48 one-on-one financial coaching sessions to better their financial wellness. Additionally, five portfolio companies have cumulatively adopted fourteen recommended HR policy changes to expand benefits access and participation for employees, serving 2,959 workers combined.
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
Since enrollment in the rent reporting program, these residents have posted an average credit score improvement of 32 points, an average credit score of 640; overall, 41% of these residents improved their credit score, with 6% of the overall resident group increasing their credit score above 660 - typically considered the subprime-prime threshold.
As of March 31, 2025, a grand total of 3,758 individuals have been served through Worker Solutions® for Lafayette
Square portfolio companies and projects affiliated with portfolio companies.
The Company rewards portfolio companies with an interest rate step down when they adopt Qualifying Human Capital
Investments that we believe will enhance employee well-being and improve retention. As of March 31, 2025, Lafayette
Square portfolio companies adopting Qualifying Human Capital Investments have received $299,498 of cumulative savings through interest rate step downs from all lenders of record, with $192,486 of such interest rate step down savings being provided by the Company.
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
•out-of-pocket expenses, including travel expenses, incurred by LS BDC Adviser, LLC (the “Adviser”), or members of its investment team, or payable to third parties, performing due diligence on prospective portfolio companies, dead deal or broken deal expenses and, if necessary, enforcing our rights;
•certain costs and expenses relating to distributions paid by us;
•administration fees payable under the Administration Agreement and related expenses;
•debt service and other costs of borrowings or other financing arrangements;
•the allocated costs incurred in connection with providing services to employees of portfolio companies (of the type described in Item I. “Business—Investment Strategy”) and/or managerial assistance (including any services offered to portfolio companies) to those portfolio companies that request it (whether such costs are incurred by the
Adviser or LS Administration, LLC (the “Administrator”) or through payments to third party service providers);
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

Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the three months ended March 31, 2025 and
March 31, 2024 (information presented herein is at amortized cost unless otherwise indicated):

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Total Investments, beginning of period	$556,863	$271,523
New investments purchased	189,022	59,744
Net accretion of discount on investments	614	244
Net realized gains (losses) on investments	58	—
Investments sold or repaid	(80,555)	(3,403)
Total Investments, end of period	$666,002	$328,108

Portfolio companies, at beginning of period	34	19
Number of new portfolio companies	8	3
Number of exited portfolio companies	—	—
Portfolio companies, at end of period	42	22
As of March 31, 2025 and December 31, 2024, the Company’s investments consisted of the following:

	March 31, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$629,606	94.6%	$629,974	94.2%
Equity	31,471	4.7%	33,305	5.0%
Subordinated debt	1,773	0.3%	1,749	0.3%
Preferred equity	1,652	0.2%	2,197	0.3%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$666,002	100.0%	$668,725	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$540,064	97.0%	$540,195	96.9%
Equity	11,909	2.1%	12,028	2.2%
Subordinated debt	1,738	0.3%	1,712	0.3%
Preferred equity	1,652	0.3%	1,652	0.3%
Convertible note	1,500	0.3%	1,500	0.3%
Warrants	—	—%	—	—%
Total	$556,863	100.0%	$557,087	100.0%
The tables below describe investments by industry composition based on fair value as of March 31, 2025 and
December 31, 2024:

	March 31, 2025
	Amortized Cost		Fair Value
Professional Services	$62,177	9.3%	$62,628	9.3%
Commercial Services & Supplies	55,308	8.2%	57,190	8.5%
Transportation Infrastructure	46,617	7.0%	46,748	7.0%
IT Services	40,944	6.1%	41,351	6.2%
Specialized Consumer Services	39,837	6.0%	40,188	5.9%
Road & Rail	41,651	6.3%	39,900	5.9%
Interactive Media & Services	33,128	5.0%	34,019	5.1%
Media	34,161	5.1%	32,558	4.9%
Diversified Financial Services	29,253	4.4%	29,617	4.4%
Hotels, Restaurants & Leisure	28,339	4.3%	28,468	4.3%
Business Support Services	24,676	3.7%	24,751	3.7%
Electric Utilities	22,305	3.3%	22,500	3.4%
Health Care Equipment & Services	19,790	3.0%	19,949	3.0%
Diversified Telecommunication Services	18,826	2.8%	18,826	2.8%
Application Software	18,251	2.7%	18,358	2.7%
Health Care Providers & Services	17,569	2.6%	17,723	2.7%
Construction & Engineering	17,208	2.6%	17,274	2.6%
Pharmaceuticals	16,246	2.4%	16,385	2.5%
Aerospace & Defense	15,045	2.3%	15,224	2.3%
Insurance	15,000	2.3%	15,000	2.2%
Water Utilities	13,180	2.0%	13,420	2.0%
Electrical Equipment	12,665	1.9%	12,682	1.9%
Restaurants	11,393	1.7%	11,480	1.7%
Gas Utilities	10,721	1.6%	10,759	1.6%
Real Estate Management & Development	9,752	1.5%	9,751	1.5%
Independent Power & Renewable	8,400	1.3%	8,400	1.3%
Diversified Consumer Services	2,459	0.4%	2,459	0.4%
Food Products	1,101	0.2%	1,117	0.2%
Total	$666,002	100.0%	$668,725	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,606	12.0%	$66,901	12.1%
Professional Services	57,752	10.4%	58,135	10.4%
Specialized Consumer Services	39,897	7.2%	40,288	7.2%
Road & Rail	41,613	7.5%	39,900	7.2%
Interactive Media & Services	34,011	6.1%	34,293	6.2%
IT Services	33,807	6.1%	33,820	6.1%
Media	34,140	6.1%	32,725	5.9%
Diversified Financial Services	28,388	5.1%	28,492	5.1%
Transportation Infrastructure	26,252	4.7%	26,530	4.8%
Water Utilities	23,112	4.2%	23,454	4.2%
Health Care Equipment & Services	19,702	3.5%	19,949	3.6%
Application Software	18,288	3.3%	18,400	3.3%
Health Care Providers & Services	17,595	3.2%	17,768	3.2%
Construction & Engineering	17,427	3.1%	17,428	3.1%
Pharmaceuticals	16,278	2.9%	16,426	2.9%
Aerospace & Defense	16,069	2.9%	16,108	2.9%
Electric Utilities	12,286	2.2%	12,500	2.2%
Restaurants	11,714	2.1%	11,783	2.1%
Hotels, Restaurants & Leisure	10,688	1.9%	10,877	2.0%
Gas Utilities	10,737	1.9%	10,787	1.9%
Real Estate Management & Development	9,184	1.6%	9,182	1.6%
Independent Power & Renewable	8,388	1.5%	8,388	1.5%
Diversified Consumer Services	2,459	0.4%	2,459	0.4%
Food & Staples Retailing	470	0.1%	494	0.1%
Total	$556,863	100.0%	$557,087	100.0%
The weighted average yields at amortized cost and fair value of our portfolio as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt(2)	11.1%	11.1%	11.3%	11.3%
Subordinated debt	14.0%	14.2%	14.0%	14.2%
Bonds	12.3%	12.3%	12.3%	12.3%
Convertible note	10.0%	10.0%	10.0%	10.0%
Weighted Average Yield(1)	11.1%	11.1%	11.4%	11.4%
(1) The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2) Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments
(including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes exit fees that are receivable upon repayment of certain loan investments. As of March 31, 2025 and
December 31, 2024, there were $221 and no exit fees, respectively.

	March 31, 2025	December 31, 2024
Number of portfolio companies	42	34
Percentage of performing debt bearing a floating rate (1)	92.7%	95.5%
Percentage of performing debt bearing a fixed rate (1)(2)	7.3%	4.5%
Weighted average spread over SOFR or LIBOR of all accruing floating rate investments	6.7%	6.7%
Weighted average EBITDA (in millions) (3)	$20.4	$22.2
Weighted average leverage (net debt/EBITDA) (4)	3.6x	3.7x
Weighted average interest coverage (4)	3.0x	2.4x
(1) Measured as a percentage of total portfolio investments at fair value. Excludes equity-like investments and debt investments, if any, placed on non-accrual.
(2) Includes equity-like investments with coupon-bearing and income-generating structure notes and preferred stock investments, if applicable.
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

The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of
March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—%	$—	—%
2	595,150	89.0%	483,968	86.9%
3	73,575	11.0%	73,119	13.1%
4	—	—	—	—
5	—	—	—	—
Total	$668,725	100.0%	$557,087	100.0%
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC
Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through March 31, 2025.
Results of Operations
The following table represents the operating results for the three months ended March 31, 2025 and March 31, 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Total investment income	$19,315	$10,765
Net expenses	10,725	4,126
Net investment income (loss)	8,590	6,639
Net realized gains (losses) on investments	58	—
Net change in unrealized gains (losses)	2,499	1,229
Net increase (decrease) in net assets resulting from operations	$11,147	$7,868
Investment Income
The composition of the Company’s investment income was as follows:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Investment income
Interest income	$17,150	$9,616
Fee income	727	213
Interest from cash and cash equivalents	1,438	936
Total investment income	$19,315	$10,765
The increase in total investment income from $10,765 for the three months ended March 31, 2024 to $19,315 for the three months ended March 31, 2025 was primarily driven by our deployment of capital and invested balance of investments.
Expenses
The following table summarizes the Company’s expenses for the three months ended March 31, 2025 and March 31, 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest and financing expenses	$6,015	$922
Incentive fee	1,514	1,169
Management fee	1,478	742
Income tax expense	629	—
Administrative services fee	450	506
Professional fees	309	377
General and administrative expenses	250	330
Directors' fees	80	80
Total expenses	10,725	4,126

Total expenses before expense support increased to $10.7 million for the three months ended March 31, 2025 from $4.1 million for the three months ended March 31, 2024.
Interest and financing expenses increased to $6,015 for the three months ended March 31, 2025 compared to $922 for the three months ended March 31, 2024 primarily due to an increase in the average principal amount of borrowings on our
Subscription Facility, draw down in SBA-guaranteed debentures, ING Credit Facility and Repurchase Obligations.
The increase in management fees for the three months ended March 31, 2025 when compared to the three months ended
March 31, 2024 was driven by our deployment of capital and an increase in average gross assets.
Incentive fees increased to $1,514 for the three months ended March 31, 2025 when compared to $1,169 for the three months ended March 31, 2024 due to the increase in Net Investment Income. Refer to Note 6 Investment Advisory
Agreement of the Form 10-Q for a discussion of how the incentive fee is calculated.
The increase in administrative services fee to $450 for the three months ended March 31, 2025 when compared to $506 for the three months ended March 31, 2024 was due to the Company's allocable portion of overhead compensation, rent, office services and equipment, under the Company's Administration Agreement.
General and administrative expenses, legal fees, professional fees and placement fees increased to $559 during the three months ended March 31, 2025 when compared to $707 for the three months ended March 31, 2024 in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws.
The decrease in organizational costs to $0 for the three months ended March 31, 2025 when compared to $0 for the three months ended March 31, 2024 was primarily related to the formation of the Company and/or the Company's subsidiaries.
Refer to Note 1 of the Form 10-Q on details regarding organizational costs.
Offering expenses decreased for the three months ended March 31, 2025 when compared to the three months ended
March 31, 2024 in connection with the offering of shares of the Company's common stock, including out-of-pocket expenses of the Adviser and its agents and affiliates. Refer to Note 1 of the Form 10-Q on details regarding offering costs.
Financial Condition, Liquidity and Capital Resources
We intend to generate cash primarily from the net proceeds of any private offering of our Common Stock and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We expect our primary use of cash will be investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. From time to time we explore opportunities to enter into significant corporate control transactions which, if consummated, could use a material amount of cash and/or require material incremental financing.
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
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred Management Fees of $1,478 and
$742, respectively. As of March 31, 2025 and December 31, 2024, there was $1,478 and $1,375 Management Fee payable to the Adviser, respectively.
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
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred Income-Based Fee of $1,514 and
$1,169, respectively. As of March 31, 2025 and December 31, 2024, $1,514 and $1,578, respectively, remained payable.
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
For the three months ended March 31, 2025 and March 31, 2024, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of March 31, 2025 and December 31, 2024, the total amount owed to the affiliates of the
Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2025 and March 31, 2024, the Company incurred $450 and $506, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying
Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $0 and $0, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and
Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
As of March 31, 2025 and December 31, 2024, the Company has no Unreimbursed Expense Payable.
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

March 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 244.1% and 269.2%.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the For the three months ended March 31, 2025 and March 31, 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest expense	$5,599	$721
Non-usage fee (1)	47	16
Amortization of deferred financing costs	369	185
Weighted average stated interest rate	6.11%	6.48%
Weighted average outstanding balance	$371,759	$44,738
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
On September 20, 2024, the Company entered into Amendment No. 1 to the Senior Secured Revolving Credit Agreement
(the “First Amendment”), which amends the ING Credit Facility. The parties to the First Amendment include the
Company, EverBank, N.A. as Lender, First-Citizens Bank & Trust Company as Lender, Subsidiary Guarantors party thereto and ING Capital LLC, as Administrative Agent. The First Amendment provides for, among other things, an upsize in the total commitments from lenders under the credit facility from $75 million to $1500 million.
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
Administrative Agent.
On March 20, 2025, the “Company entered into that certain Lender Joinder Agreement (the “Third Joinder Agreement”),
pursuant to which, through the accordion feature in the ING Credit Facility, the aggregate commitments under the ING
Credit Facility increased from $225 million to $250 million. The parties to the Third Lender Joinder Agreement include the
Company, Customers Bank, as additional lender, the Subsidiary Guarantors party thereto and the Administrative Agent.
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
The ING Credit Facility currently allows the Company to borrow up to $300 million, subject to certain restrictions, including availability under a borrowing base, which is based upon unused capital commitments made by investors in the
Company and the value of eligible portfolio investments. The amount of permissible borrowings under the ING Credit
Facility may be increased through an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing up to an aggregate of $300 million. The ING Credit Facility is secured by a perfected first-priority interest in the unused commitments of the Company’s investors and substantially all of the eligible portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
As of March 31, 2025 and December 31, 2024, the Company had $249.5 million and  $208.2 million, respectively, in outstanding borrowings from the ING Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Facility for the three months ended March 31, 2025 and March 31, 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest expense	$3,198	$—
Non-usage fee (1)	47	—
Amortization of financing costs	138	—
Weighted average stated interest rate	7.25%	—%
Weighted average outstanding balance	$178,810	$—
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

As of March 31, 2025 and December 31, 2024, the Company had $0.0 million and $208.2 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Subscription Facility for the three months ended March 31, 2025 and March 31, 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest expense	$—	$239
Non-usage fee (1)	—	16
Amortization of financing costs	—	143
Weighted average stated interest rate	—%	7.59%
Weighted average outstanding balance	$—	$12,624
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
Facility.
SBA Debentures
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of March 31, 2025 and December 31,
2024, the Company funded LS SBIC LP and LS SSBIC LP with an aggregate total of $115.0 million and $110.0 million, respectively, of regulatory capital, and have $202.5 million and $192.5 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC
LP and LS SSBIC LP  may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2025:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	$45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	$82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	$27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	$9,995	4.76%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2025 and March 31, 2024:

	For the three months ended March 31, 2025	For the three months ended March 31, 2024
Interest expense	$2,401	$482
Non-usage fee	—	—
Amortization of financing costs	231	42
Weighted average stated interest rate	5.05%	6.04%
Weighted average outstanding balance	$192,949	$32,114
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
borrowing and not a sale. On July 30, 2024 the Company repurchased its obligation under the MLG Repurchase
Obligation.
The facilities of the Company consist of the following:

	March 31, 2025			December 31, 2024
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$250,000	$249,482	$518	$225,000	$208,232	$16,768
SBA-Guaranteed Debentures	202,500	202,500	—	192,505	192,505	—
Total	$452,500	$451,982	$518	$417,505	$400,737	$16,768
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of
March 31, 2025 and December 31, 2024, we were not party to any off-balance sheet arrangements.
Recent Developments
On April 1, 2025, the Company invested in senior secured first lien revolver in Flatworld Intermediate Corporation, with additional funding of  $0.4 million, bearing an interest rate of 3M Term SOFR + CSA + 5.50%, maturing on March 25,
2030.

On April 3, 2025, April 14, 2025, and April 28, 2025, the Company invested in a senior secured first lien revolver in
Synergi, LLC, with fundings totaling $1.8 million, bearing an interest rate of 3M Term SOFR + CSA + 5.50%, maturing on
December 17, 2027.
On April 4, 2025, the Company partially sold its investment in National Carbon Technologies - California, LLC for total proceeds of $3.4 million. On April 30, 2025, the Company invested in a senior secured first lien loan in National Carbon
Technologies - California LLC with additional fundings of $9.0 million, bearing an interest rate at a fixed rate of 12.25%.
On April 10, 2025, the Company invested in an equity holding NW1LS Co-Invest with a funding of  $9.3 million.
On April 16, 2025, the Company invested in a senior secured first lien delayed draw term loan in Rotolo Consultants,
Inc.with additional fundings of  $5.3 million, bearing an interest rate of 3M Term SOFR + 5.50%, maturing on January 31,
2031.
On April 17, 2025, the Company invested in a new senior secured first lien term loan in Ickler Electric Corporation with a term loan funded commitment of $23.5 million, bearing an interest rate of 3M Term SOFR + 6.50%, maturing on April 17,
2030. In addition, the Company invested in an equity holding with additional funding of $1.5 million, bearing interest rate at a fixed rate of 12%.
On April 22, 2025, the Company invested in a new senior secured first lien term loan in Soapy Joe’s Midco OC Holdings,
LLC with a term loan funded commitment of $15.0 million, bearing an interest rate of 3M Term SOFR + 6.60%, maturing on April 22, 2030. In addition, the Company had a total unfunded commitment of $5.0 million in a senior secured first lien delayed draw term loan maturing on April 22, 2030.
On April 24, 2025, the Company received a repayment of its investment in Dartpoints Operating Company, LLC, totaling
$3.4 million in proceeds.
In addition, as of this Report date, we had an investment backlog and pipeline of approximately $38.5 million and $440.8 million, respectively. Investment backlog includes transactions approved by the Adviser’s investment committee and/or for which a formal mandate, letter of intent or a term sheet have been issued, and therefore we believe have a strong likelihood of closing. Investment pipeline includes transactions where initial due diligence has begun and/or analysis is in process, but no formal mandate, letter of intent or term sheets have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of March 31, 2025, approximately
92.9% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments  with a LIBOR or SOFR floor (including investments bearing a prime interest rate contracts) and approximately 7.1% of investments at fair value represent non floating-rate investments.
Additionally, our subscription-based credit facility is also subject to a floating interest rate and currently paid on a floating
SOFR rates. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2025 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of March 31, 2025, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	March 31, 2025
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$22,275	$(7,784)	$14,491
Up 200 basis points	$14,278	$(5,190)	$9,088
Up 100 basis points	$6,282	$(2,595)	$3,687
Down 100 basis points	$(6,152)	$2,595	$(3,557)
Down 200 basis points	$(12,305)	$5,190	$(7,115)
Down 300 basis points	$(18,457)	$7,784	$(10,673)
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of March 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive
Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.
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
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of
March 31, 2025, our internal control over financial reporting is effective based on those criteria.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item
1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended March 31, 2025, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31,
2024 .
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the three months ended March 31, 2025 were reported in our current reports on
Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of
Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).
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

10.1
Amendment No.2 to Senior Secured Revolving Credit Agreement dated April 24, 2025, among the Company, the subsidiary guarantors party thereto, the lenders party thereto and ING Capital LLC, as administrative agent, lead arranger, bookrunner and sustainability structuring agent (filed as Exhibit 10.1 to the Registrant's Current
Report on Form 8-K, filed on April 30, 2025 and incorporated herein by reference).

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
*Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lafayette Square USA, Inc.

Date: May 8, 2025	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: May 8, 2025	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 8, 2025.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the
Damien Dwin	Board of Directors

/s/ Seren Tahiroglu
Seren Tahiroglu	Chief Financial Officer