Form 10-Q
period 2025-06-30
Lafayette Square USA, Inc.
filed 2025-08-01
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025

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
As of August 1, 2025 the Registrant had 24,494,793 shares of common stock, $0.001 par value per share, outstanding.

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
•changes in the general interest rate environment;
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

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $701,216 and $522,945 as of June 30, 2025 and December 31, 2024, respectively)	$701,553	$522,935
Non-controlled/affiliated investments at fair value (amortized cost of $19,803 and $29,349 as of June 30, 2025 and December 31, 2024, respectively)	22,078	29,583
Controlled/affiliated investments at fair value (amortized cost of $8,584 and $4,569 as of June 30, 2025 and December 31, 2024, respectively)	8,584	4,569
Cash and cash equivalents	119,319	202,452
Deferred financing costs	9,592	8,575
Interest receivable	3,653	1,848
Other assets	2,327	329
Due from affiliate	438	260
Total assets	$867,544	$770,551

Liabilities
Secured borrowings (see Note 5)	$254,482	$208,232
SBA-guaranteed debentures (see Note 5)	230,000	192,505
Distributions payable	8,503	7,853
Interest and financing payable	4,686	3,044
Incentive fee payable (see Note 6)	1,620	1,578
Management fee payable (see Note 6)	1,585	1,375
Deferred revenue payable	1,505	2,517
Accounts payable and accrued expenses	760	649
Due to affiliate	744	221
Income tax payable	564	171
Total liabilities	504,449	418,145
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 24,293,039 and 23,797,438 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively)	24	24
Paid-in capital in excess of par	358,514	351,181
Distributable earnings (losses)	4,557	1,201
Total net assets	363,095	352,406
Total liabilities and net assets	$867,544	$770,551

Net asset value per common share	$14.95	$14.81
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$19,775	$10,766	$36,278	$19,559
Fee income	359	274	1,086	487
Interest income from non-controlled/affiliated investments:
Cash	69	767	716	1,590
Fee income	—	66	—	66
Interest from cash and cash equivalents	1,034	817	2,472	1,753
Total investment income	21,237	12,690	40,552	23,455

Expenses:
Interest and financing expenses (see Note 5)	$7,254	$1,625	$13,269	$2,547
Incentive fee (see Note 6)	1,620	1,213	3,134	2,382
Management fee (see Note 6)	1,585	872	3,063	1,614
Administrative services fee (see Note 6)	450	500	900	1,006
General and administrative expenses	590	773	840	1,103
Income tax expense	41	—	670	—
Professional fees	350	746	659	1,123
Directors' fees	80	80	160	160
Organizational costs (See Note 2)	75	—	75	—
Total expenses	12,045	5,809	22,770	9,935
Net investment income (loss)	9,192	6,881	17,782	13,520

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments:
Net realized gains (losses) on investments in non- controlled/non-affiliated investments	24	—	82	—
Total net realized gains (losses) on investments	24	—	82	—
Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	(552)	(390)	347	740
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	441	(10)	2,041	89
Total net change in unrealized gains (losses) on investments	(111)	(400)	2,388	829
Net increase (decrease) in net assets resulting from operations	$9,105	$6,481	$20,252	$14,349
Weighted average common shares outstanding	24,217,260	22,178,576	24,098,036	21,880,114

Lafayette Square USA, Inc.
Consolidated Statements of Operations (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Net investment income (loss) per common share (basic and diluted)	$0.38	$0.31	$0.74	$0.62
Earnings (loss) per common share (basic and diluted)	$0.38	$0.29	$0.84	$0.66
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at March 31, 2024	21,584,341	$22	$318,883	$2,933	$321,838
Capital transactions:
Issuance of common stock	733,093	1	10,995	—	10,996
Reinvestment of stockholder distributions	140,902	—	1,794	—	1,794
Net increase in net assets from capital transactions	873,995	1	12,789	—	12,790
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	6,881	6,881
Net change in unrealized gain (losses)	—	—	—	(400)	(400)
Total increase (decrease) in net assets resulting from operations	—	—	—	6,481	6,481
Distributions to stockholders from:
Distributable earnings	—	—	—	(6,738)	(6,738)
Total distributions to stockholders	—	—	—	(6,738)	(6,738)
Total increase (decrease) for the three months ended June 30, 2024	873,995	1	12,789	(257)	12,533
Balance, June 30, 2024	22,458,336	$23	$331,672	$2,676	$334,371

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at March 31, 2025	24,096,013	$24	$355,594	$3,955	$359,573
Capital transactions:
Issuance of common stock	—	—	—	—	—
Reinvestment of stockholder distributions	197,026	—	2,920	—	2,920
Net increase in net assets from capital transactions	197,026	—	2,920	—	2,920
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,192	9,192
Net realized gain (loss)	—	—	—	24	24
Net change in unrealized gain (losses)	—	—	—	(111)	(111)
Total increase (decrease) in net assets resulting from operations	—	—	—	9,105	9,105
Distributions to stockholders from:
Distributable earnings	—	—	—	(8,503)	(8,503)
Total distributions to stockholders	—	—	—	(8,503)	(8,503)
Total increase (decrease) for the three months ended June 30, 2025	197,026	—	2,920	602	3,522
Balance, June 30, 2025	24,293,039	$24	$358,514	$4,557	$363,095

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2023	21,502,768	$22	$317,677	$1,540	$319,239
Capital transactions:
Issuance of common stock	733,093	1	10,995	—	10,996
Reinvestment of stockholder distributions	222,475	—	3,000	—	3,000
Net increase in net assets from capital transactions	955,568	1	13,995	—	13,996
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	13,520	13,520
Net change in unrealized gain (losses)	—	—	—	829	829
Total increase (decrease) in net assets resulting from operations	—	—	—	14,349	14,349
Distributions to stockholders from:
Distributable earnings	—	—	—	(13,213)	(13,213)
Total distributions to stockholders	—	—	—	(13,213)	(13,213)
Total increase (decrease) for the six months ended June 30, 2024	955,568	1	13,995	1,136	15,132
Balance, June 30, 2024	22,458,336	$23	$331,672	$2,676	$334,371

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2024	23,797,438	$24	$351,181	$1,201	$352,406
Capital transactions:
Issuance of common stock	116,132	—	1,721	—	1,721
Reinvestment of stockholder distributions	379,469	—	5,612	—	5,612
Net increase in net assets from capital transactions	495,601	—	7,333	—	7,333
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	17,782	17,782
Net realized gain (loss)	—	—	—	82	82
Net change in unrealized gain (losses)	—	—	—	2,388	2,388
Total increase (decrease) in net assets resulting from operations	—	—	—	20,252	20,252
Distributions to stockholders from:
Distributable earnings	—	—	—	(16,896)	(16,896)
Total distributions to stockholders	—	—	—	(16,896)	(16,896)
Total increase (decrease) for the six months ended June 30, 2025	495,601	—	7,333	3,356	10,689
Balance, June 30, 2025	24,293,039	$24	$358,514	$4,557	$363,095
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$20,252	$14,349
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(82)	—
Net change in unrealized (gain) loss on investments	(2,388)	(829)
Purchases of investments	(285,770)	(156,252)
Net accretion of discount on investments	(1,132)	(679)
Proceeds from sales and repayments of investments	114,244	8,988
Amortization of deferred financing costs	772	331
Changes in operating assets and liabilities:
Interest receivable	(1,805)	(863)
Due from affiliate	(178)	—
Other assets	(1,998)	(830)
Deferred revenue payable	(1,012)	5,411
Accounts payable and accrued expenses	111	(382)
Management fee payable	210	267
Incentive fee payable	42	647
Administrative services fee payable	—	(885)
Interest and financing payable	1,642	592
Income tax payable	393	—
Due to affiliate	523	(94)
Net cash provided by (used in) operating activities	(156,176)	(130,229)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	1,721	10,996
Distributions paid	(10,634)	(7,412)
Proceeds from secured borrowings	118,750	113,400
Repayments of secured borrowings	(72,500)	(65,900)
Proceeds from reverse repurchase agreement	—	20,355
Proceeds from SBA-guaranteed debentures	37,495	51,500
Deferred financing costs paid	(1,789)	(3,129)
Net cash provided by (used in) financing activities	73,043	119,810

Net increase (decrease) in cash and cash equivalents	(83,133)	(10,419)
Cash and cash equivalents at beginning of period	202,452	109,771
Cash and cash equivalents at end of period	$119,319	$99,352

Supplemental information:
Cash paid for interest	$10,790	$1,641
Shares issued from dividend reinvestment plan	$5,612	$3,000
Accrual for deferred financing costs	$9,592	$3,892
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
June 30, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.00%	—%	10/1/2024	10/1/2029	$—	$(42)	$—	—%
C Speed LLC	(6)(7)(12)	First lien senior secured loan	S+	6.00%	10.30%	10/1/2024	10/1/2029	15,185	15,062	15,185	4.2%
									15,020	15,185	4.2%
Application Software
CentralBDC Enterprises, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.25%	9.55%	6/25/2024	6/11/2029	1,811	1,798	1,811	0.5%
CentralBDC Enterprises, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.25%	9.55%	6/25/2024	6/11/2029	16,674	16,588	16,674	4.6%
									18,386	18,485	5.1%
Business Support Services
Flatworld Intermediate Corporation	(6)(7)(8)	First lien senior secured loan	S+	5.50%	—%	3/25/2025	3/25/2030	—	(71)	—	—%
Flatworld Intermediate Corporation	(6)(7)	First lien senior secured loan	S+	5.50%	9.80%	3/25/2025	3/25/2030	29,925	29,607	29,925	8.1%
									29,536	29,925	8.1%
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+	5.50%	9.80%	1/31/2025	1/31/2031	5,272	5,253	5,272	1.5%
Rotolo Consultants, Inc.	(6)(7)(8)	First lien senior secured loan	S+	5.50%	9.80%	1/31/2025	1/31/2031	5,783	5,728	5,783	1.6%
Rotolo Consultants, Inc.	(6)(7)	First lien senior secured loan	S+	5.50%	9.80%	1/31/2025	1/31/2031	20,181	20,159	20,181	5.6%
TEC Services LLC	(6)(7)(12)	First lien senior secured loan	S+	5.50%	9.90%	1/09/2025	12/31/2029	9,950	9,950	9,950	2.7%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+	6.45%	11.04%	6/29/2022	5/15/2026	4,952	5,051	4,952	1.4%
Zero Waste Recycling LLC	(6)(7)	First lien senior secured loan	S+	6.45%	11.04%	6/29/2022	5/15/2026	13,125	13,085	13,125	3.6%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/16/2027	1,808	1,808	1,808	0.5%
ZWR Holdings, Inc.		Warrants				8/16/2021		24,953	—	—	—%
									61,034	61,071	16.9%
Construction & Engineering
Synergi, LLC	(6)(7)	First lien senior secured loan	S+	7.45%	12.01%	12/19/2022	12/17/2027	16,324	16,244	16,324	4.5%
Synergi, LLC	(6)(7)(8)	First lien senior secured loan	S+	7.45%	12.01%	12/19/2022	12/17/2027	1,125	1,106	1,125	0.3%
									17,350	17,449	4.8%
Diversified Financial Services
Core Capital Partners II-S LP	(6)(7)(8)	First lien senior secured loan	S+	7.50%	11.80%	10/11/2024	10/11/2027	2,500	2,409	2,500	0.7%
Core Capital Partners II-S LP	(6)(7)	First lien senior secured loan	S+	7.50%	11.80%	10/11/2024	10/11/2027	28,000	27,787	28,000	7.6%
									30,196	30,500	8.3%
Diversified Telecommunication Services
Johnsoncomm LLC	(6)(7)(15)	First lien senior secured loan	S+	6.90%	11.20%	1/31/2025	1/31/2030	18,000	17,846	17,846	4.9%
									17,846	17,846	4.9%
Electrical Equipment
Electro Technical Industries, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.00%	—%	3/31/2025	3/31/2030	—	(16)	—	—%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Electro Technical Industries, LLC	(6)(7)(12)	First lien senior secured loan	S+	6.00%	10.33%	3/31/2025	3/31/2030	12,698	12,607	12,607	3.5%
									12,591	12,607	3.5%
Food Products
Capital City LLC	(6)(7)(8)(15)	First lien senior secured loan	S+	8.00%	12.30%	9/20/2024	9/20/2029	643	623	637	0.2%
Capital City LLC	(6)(7)(15)	First lien senior secured loan	S+	8.00%	12.30%	9/20/2024	9/20/2029	496	492	492	0.1%
									1,115	1,129	0.3%
Food Service Distributor
Genuine Food Lab LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	8.25%	—%	6/06/2025	6/06/2030	—	(25)	—	—%
Genuine Food Lab LLC	(6)(7)(12)	First lien senior secured loan	S+	8.25%	12.55%	6/06/2025	6/06/2030	10,000	9,902	9,902	2.7%
									9,877	9,902	2.7%
Gas Utilities
TCFIII Owl Buyer LLC	(6)(7)	First lien senior secured loan	S+	5.50%	9.94%	1/31/2023	4/17/2026	10,730	10,702	10,730	3.0%
									10,702	10,730	3.0
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)	First lien senior secured loan	S+	6.50%	10.80%	11/10/2023	11/10/2028	9,863	9,838	9,839	2.7%
MSPB MSO, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.50%	10.80%	11/10/2023	11/10/2028	1,695	1,638	1,691	0.5%
MSPB MSO, LLC	(6)(7)	First lien senior secured loan	S+	6.50%	10.80%	11/10/2023	11/10/2028	8,391	8,328	8,371	2.3%
									19,804	19,901	5.5%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)	First lien senior secured loan	S+	6.75%	11.18%	3/20/2023	2/15/2028	17,677	17,539	17,677	4.9%
									17,539	17,677	4.9%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.00%	11.55%	1/25/2023	7/31/2025	979	979	979	0.3%
LC Hospitality, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.45%	9.75%	7/25/2024	7/25/2031	10,060	9,985	10,060	2.8%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)	First lien senior secured loan	S+	5.75%	—%	2/28/2025	2/28/2030	—	(14)	—	—%
Liberty Lenwich Holdings LLC	(6)(7)(15)	First lien senior secured loan	S+	5.75%	10.03%	2/28/2025	2/28/2030	14,514	14,376	14,514	4.0%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)	First lien senior secured loan	S+	5.75%	—%	2/28/2025	2/28/2030	—	(28)	—	—%
									25,298	25,553	7.1%
Independent Power & Renewable
National Carbon Technologies – California, LLC	(8)	First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	14,000	13,999	14,000	3.9%
									13,999	14,000	3.9%
Electric Utilities
truCurrent LLC	(6)(7)(8)	First lien senior secured loan	S+	7.20%	11.50%	2/12/2024	2/12/2029	10,000	9,912	10,000	2.8%
truCurrent LLC	(6)(7)	First lien senior secured loan	S+	7.20%	11.50%	2/12/2024	2/12/2029	12,500	12,408	12,500	3.4%
									22,320	22,500	6.2%
Insurance
Arrowhead Capital Group LLC		Equity				2/28/2025		15,000,000	15,000	15,000	4.1%
									15,000	15,000	4.1%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
IT Services
DRS Imaging Services LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.75%	—%	3/28/2025	3/28/2030	—	(30)	—	—%
DRS Imaging Services LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.75%	—%	3/28/2025	3/28/2030	—	(66)	—	—%
DRS Imaging Services LLC	(6)(7)(12)	First lien senior secured loan	S+	6.75%	11.05%	3/28/2025	3/28/2030	4,637	4,559	4,559	1.3%
Xpect Solutions, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.75%	10.05%	10/7/2024	10/7/2029	7,463	7,425	7,463	2.1%
Xpect Solutions, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.75%	—%	10/7/2024	10/7/2029	—	(17)	—	—%
Xpect Solutions, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.05%	10/7/2024	10/7/2029	22,331	22,143	22,331	6.2%
									34,014	34,353	9.6%
Interactive Media & Services
Dance Nation Holdings LLC	(6)(7)	First lien senior secured loan	S+	6.95%	11.51%	8/24/2023	8/24/2028	31,741	31,542	31,741	8.6%
Dance Nation Holdings LLC	(6)(7)(8)	First lien senior secured loan	S+	6.95%	—%	8/24/2023	8/24/2028	—	(28)	—	—%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		1,652,200	1,652	2,018	0.6%
									33,166	33,759	9.2%
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.50%	12.98%	6/29/2022	12/3/2026	7,596	7,582	7,141	2.0%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.50%	12.98%	6/29/2022	12/3/2026	20,766	20,582	19,520	5.4%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	8.50%	12.98%	6/29/2022	12/3/2026	6,000	6,000	5,640	1.6%
									34,164	32,301	9.0%
Pharmaceuticals
Med Learning Group, LLC	(6)(7)	First lien senior secured loan	S+	6.25%	10.55%	3/26/2024	12/30/2027	15,491	15,383	15,492	4.3%
Med Learning Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	6.25%	10.55%	3/26/2024	12/30/2027	852	838	852	0.2%
									16,221	16,344	4.5%
Professional Services
M&S Acquisition Corporation	(6)(7)(12)	First lien senior secured loan	S+	6.50%	11.06%	12/19/2023	12/19/2028	42,003	41,712	42,003	11.5%
M&S Acquisition Corporation	(6)(7)(12)	First lien senior secured loan	S+	6.50%	11.06%	3/6/2025	12/19/2028	1,413	1,400	1,413	0.4%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.4%
ZRG Partners LLC	(6)(7)(8)	First lien senior secured loan	S+	6.00%	10.24%	10/21/2024	6/14/2029	3,527	3,500	3,527	1.0%
ZRG Partners LLC	(6)(7)(8)	First lien senior secured loan	P+	5.00%	12.50%	10/21/2024	6/14/2029	1,263	1,246	1,263	0.3%
ZRG Partners LLC	(6)(7)	First lien senior secured loan	S+	6.00%	10.31%	10/21/2024	6/14/2029	11,337	11,267	11,337	3.1%
									60,625	61,043	16.7%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	13.26%	10/6/2023	10/6/2026	2,000	1,991	1,988	0.5%
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	13.26%	10/6/2023	10/6/2026	3,000	2,985	2,982	0.8%
									4,976	4,970	1.3%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)	First lien senior secured loan	S+	6.75%	11.05%	5/31/2024	5/30/2029	42,200	41,870	40,090	11.0%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants				5/31/2024		166,108	—	—	—%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
									41,870	40,090	11.0%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(12)	First lien senior secured loan	S+	6.95%	11.51%	12/21/2023	6/21/2028	24,509	24,317	24,509	6.8%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)	First lien senior secured loan	S+	6.95%	11.51%	12/21/2023	6/21/2028	15,577	15,449	15,577	4.3%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.60%	—%	4/22/2025	4/22/2030	—	—	—	—%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(12)	First lien senior secured loan	S+	6.60%	10.93%	4/22/2025	4/22/2030	15,053	14,979	14,979	4.1%
									54,745	55,065	15.2%
Trading Companies & Distributors
Ickler Electric Corporation	(6)(7)(12)	First lien senior secured loan	S+	6.50%	10.80%	4/17/2025	4/17/2030	23,500	23,274	23,274	6.4%
Ickler Electric Corporation	(12)	Subordinated debt		12.00%	12.00%	4/17/2025	10/17/2030	1,500	1,485	1,485	0.4%
Ickler Electric Corporation	(12)	Warrants				4/17/2025		37,608	—	—	—%
									24,759	24,759	6.8%
Transportation Infrastructure
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.25%	10.68%	3/29/2023	7/2/2027	3,963	3,891	3,963	1.1%
H.W. Lochner, Inc.	(6)(7)	First lien senior secured loan	S+	6.25%	10.68%	1/31/2025	7/2/2027	3,659	3,659	3,659	1.0%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	4.75%	9.01%	3/24/2023	5/25/2029	4,719	4,717	4,719	1.3%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	4.75%	9.06%	3/24/2023	5/25/2029	1,012	1,012	1,012	0.3%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	4.75%	9.05%	3/24/2023	5/25/2029	409	402	409	0.1%
Tyler Distribution Centers LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.03%	9.33%	3/12/2025	3/12/2030	700	643	693	0.2%
Tyler Distribution Centers LLC	(6)(7)(12)	First lien senior secured loan	S+	5.03%	9.33%	3/12/2025	3/12/2030	32,000	31,691	31,690	8.7%
									46,015	46,145	12.7%
Water Utilities
Ironhorse Purchaser, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.25%	—%	12/21/2023	9/30/2027	—	(77)	—	—%
Ironhorse Purchaser, LLC	(6)(7)	First lien senior secured loan	S+	5.25%	9.58%	12/21/2023	9/30/2027	9,846	9,726	9,846	2.7%
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.07%	2/20/2025	6/28/2029	597	597	597	0.2%
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.05%	6/28/2024	6/28/2029	2,821	2,802	2,821	0.8%
									13,048	13,264	3.7%
Total non-controlled/non-affiliated investments									701,216	701,553	193.2%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
IVM GK9 Holdings LLC		Equity				10/07/2022		14,969	4,881	6,856	1.9%
									4,881	6,856	1.9%
Diversified Consumer Services
3360 Frankford LLC	(17)	Equity				9/23/2024		2,458,671	2,459	2,459	0.7%
									2,459	2,459	0.7%
Hotels, Restaurants & Leisure
Liberty Top Holdings, LLC	(15)(18)	Equity				2/28/2025		3,000,000	3,000	3,300	0.9%
									3,000	3,300	0.9%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Real Estate Management & Development
NW1LS CO-INVEST LP	(8)	Equity			4/10/2025		100	9,463	9,463	2.6%
								9,463	9,463	2.6%
Total non-controlled/affiliated investments								19,803	22,078	6.1%
Controlled/affiliated investments (10)
Insurance
GELDO Inc.	(15)(19)	Equity			6/17/2025		3,857,032	3,000	3,000	0.8%
								3,000	3,000	0.8%
Professional Services
Worker Solutions LLC	(16)	Equity			12/30/2024		100	1,350	1,350	0.4%
								1,350	1,350	0.4%
Real Estate Management & Development
Neighborhood Grocery Catalyst Fund LLC	(2)(8)(14)	Equity			3/28/2024		4,234,000	4,234	4,234	1.2%
								4,234	4,234	1.2%
Total controlled/affiliated investments								8,584	8,584	2.4%

Total Portfolio Investments								$729,603	$732,215	201.7%

(1)
Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement of
Investments."

(2)
Represents an investment that is not a “qualifying asset” under Section 55(a) of the Investment Company Act of 1940, as amended (the 1940 Act”). As of June 30, 2025, non-qualifying assets represent 0.5% of the Company’s total assets. As a BDC, the Company generally has to invest at least 70% of its total assets in qualifying assets.

(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $363,095 as of June 30, 2025.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 4.00%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the
Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of
June 30, 2025. As of June 30, 2025, the reference rates for our variable rate loans were the 180-day SOFR at 4.15%, 90-day SOFR at 4.29%, and 30-day SOFR at 4.32%.

(8)
Position or portion thereof is an unfunded loan or equity commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2025:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2025

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
C Speed LLC	0.50%	Revolver	10/01/2029	5,000	—
Capital City LLC	—%	Delayed Draw Term Loan	9/20/2029	2,500	(5)
CentralBDC Enterprises, LLC	0.50%	Revolver	6/11/2029	1,347	—
Core Capital Partners II-S LP	—%	Revolver	10/11/2027	9,500	—
Dance Nation Holdings LLC	0.50%	Revolver	8/24/2028	4,131	—
DRS Imaging Services LLC	0.50%	Delayed Draw Term Loan	3/28/2030	4,252	—
DRS Imaging Services LLC	0.50%	Revolver	3/28/2030	4,000	—
Electro Technical Industries, LLC	0.50%	Revolver	3/31/2030	2,222	—
Flatworld Intermediate Corporation	0.50%	Revolver	3/25/2030	7,500	—
Genuine Food Lab LLC	0.75%	Delayed Draw Term Loan	6/06/2030	5,000	—
Ironhorse Purchaser, LLC	1.00%	Delayed Draw Term Loan	9/30/2027	6,377	—
Liberty Lenwich Holdings LLC	0.50%	Revolver	2/28/2030	3,000	—
Liberty Lenwich Holdings LLC	0.50%	Delayed Draw Term Loan	2/28/2030	3,000	—
Ickler Electric Corporation	—%	Term Loan	4/17/2030	15,000	—
Med Learning Group LLC	1.00%	Delayed Draw Term Loan	12/30/2027	3,425	—
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	6,781	(3)
Rotolo Consultants, Inc.	0.50%	Revolver	1/31/2031	10,217	—
Soapy Joe's Midco OC Holdings LLC	0.45%	Delayed Draw Term Loan	4/22/2030	5,000	—
Synergi, LLC	0.50%	Revolver	12/17/2027	2,625	—
TEC Services LLC	1.00%	Delayed Draw Term Loan	12/31/2029	3,000	—
TEC Services LLC	0.50%	Revolver	12/31/2029	2,000	—
Trilon Group, LLC	0.50%	Revolver	5/25/2029	506	—
truCurrent LLC	0.50%	Delayed Draw Term Loan	2/12/2029	15,000	—
Tyler Distribution Centers LLC	0.50%	Revolver	3/12/2030	5,300	(6)
Xpect Solutions, LLC	0.50%	Revolver	10/07/2029	2,500	—
Xpect Solutions, LLC	0.50%	Delayed Draw Term Loan	10/07/2029	2,000	—
ZRG Partners LLC	1.00%	Delayed Draw Term Loan	6/14/2029	2,492	—
ZRG Partners LLC	0.50%	Revolver	6/14/2029	1,263	—
Equity
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	8,265	—
NW1LS CO-INVEST LP	—%	Equity	—	747	—
Worker Solutions LLC	—%	Equity	—	2,150	—
				$146,100	$(14)

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2025

(9)	Footnote is currently not in use.
(10)
Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company’s non-controlled/affiliated investments and controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2025	Investment Income
3360 Frankford LLC	$2,459	$—	$—	$—	$2,459	$—
GK9 Global Companies, LLC	22,124	115	(22,124)	(115)	—	647
IVM GK9 Holdings LLC	5,000	—	—	1,856	6,856	—
Liberty Top Holdings, LLC	—	3,000	—	300	3,300	69
NW1LS CO-INVEST LP	—	9,463	—	—	9,463	—
Non-controlled/affiliated investments	$29,583	$12,578	$(22,124)	$2,041	$22,078	$716

Controlled/affiliated investments	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2025	Investment Income
GELDO Inc.	$—	$3,000	$—	$—	$3,000	$—
Neighborhood Grocery Catalyst Fund LLC	4,219	562	(547)	—	4,234	—
Worker Solutions LLC	350	1,000	—	—	1,350	—
Controlled/affiliated investments	$4,569	$4,562	$(547)	$—	$8,584	$—

(11)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.

(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns 31.25% of the equity interests in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
(16)	The Company owns 100.00% of the equity interests in Worker Solutions, LLC.
(17)	The Company owns a 66.40%% of the equity interests in 3360 Frankford LLC.
(18)	The Company owns a 7.02% share in Liberty Top Holdings, LLC.
(19)	The Company owns a 30.00%% share in GELDO Inc.
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
June 30, 2025
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on
Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025. The
results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.
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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit
Insurance Corporation insurance limits. As of June 30, 2025 and December 31, 2024, the Company held $119,319 and
$202,452 in cash and cash equivalents, respectively, of which no cash or cash equivalents were restricted. Of the total cash and cash equivalents balance, $119,319 and $202,452 were held in an interest bearing accounts with U.S. Bank National
Association as of June 30, 2025 and December 31, 2024, respectively. For the three and six months ended June 30, 2025, the Company earned $1,034 and $2,472, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations. For the three and six months ended June 30, 2024, the Company earned $817 and $1,753, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of
Operations.
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
The Company reimburses the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of
June 30, 2025, the Company incurred $925 (since inception) of organization and offering costs.
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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date such loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-
accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, future payments are likely to remain current. As of June 30, 2025, we had no investments on non-accrual status.
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
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$679,771	93.2%	$679,742	92.9%
Equity	43,387	5.9%	45,662	6.2%
Subordinated debt	3,293	0.5%	3,293	0.4%
Preferred equity	1,652	0.2%	2,018	0.3%
Convertible Note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$729,603	100.0%	$732,215	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$540,064	97.0%	$540,195	96.9%
Equity	11,909	2.1%	12,028	2.2%
Subordinated debt	1,738	0.3%	1,712	0.3%
Preferred equity	1,652	0.3%	1,652	0.3%
Convertible Note	1,500	0.3%	1,500	0.3%
Warrants	—	—%	—	—%
Total	$556,863	100.0%	$557,087	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2025 and December 31, 2024.
The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2025
	Amortized Cost		Fair Value
Empire	$204,842	28.1%	$206,882	28.3%
Far West	135,992	18.6%	136,883	18.7%
Gulf Coast	129,587	17.8%	128,127	17.5%
Mid-Atlantic	122,595	16.8%	123,171	16.7%
Great Lakes	78,355	10.7%	76,676	10.5%
Southeast	24,685	3.4%	26,757	3.7%
Cascade	17,539	2.4%	17,677	2.4%
Northeast	9,877	1.4%	9,902	1.4%
Four Corners	6,131	0.8%	6,140	0.8%
Total	$729,603	100.0%	$732,215	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Mid-Atlantic	$127,815	22.9%	$128,238	23.1%
Gulf Coast	90,857	16.3%	90,079	16.2%
Empire	88,743	15.9%	89,350	16.0%
Far West	80,838	14.5%	81,472	14.6%
Great Lakes	77,697	14.0%	76,300	13.7%
Southeast	46,592	8.4%	47,073	8.4%
Four Corners	25,226	4.5%	25,307	4.5%
Cascade	17,595	3.2%	17,768	3.2%
Northeast	1,500	0.3%	1,500	0.3%
Total	$556,863	100.0%	$557,087	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Amortized Cost		Fair Value
Commercial Services & Supplies	$65,915	9.0%	$67,927	9.3%
Professional Services	61,975	8.5%	62,393	8.5%
Specialized Consumer Services	54,745	7.5%	55,065	7.5%
Transportation Infrastructure	46,015	6.3%	46,145	6.3%
Road & Rail	41,870	5.7%	40,090	5.5%
IT Services	34,014	4.7%	34,353	4.7%
Interactive Media & Services	33,166	4.5%	33,759	4.6%
Media	34,164	4.7%	32,301	4.4%
Diversified Financial Services	30,196	4.1%	30,500	4.2%
Business Support Services	29,536	4.0%	29,925	4.1%
Hotels, Restaurants & Leisure	28,298	3.9%	28,853	3.9%
Trading Companies & Distributors	24,759	3.4%	24,759	3.4%
Electric Utilities	22,320	3.1%	22,500	3.1%
Health Care Equipment & Services	19,804	2.7%	19,901	2.7%
Real Estate Management & Development	18,673	2.6%	18,667	2.5%
Application Software	18,386	2.5%	18,485	2.5%
Insurance	18,000	2.5%	18,000	2.5%
Diversified Telecommunication Services	17,846	2.4%	17,846	2.4%
Health Care Providers & Services	17,539	2.4%	17,677	2.4%
Construction & Engineering	17,350	2.4%	17,449	2.4%
Pharmaceuticals	16,221	2.2%	16,344	2.2%
Aerospace & Defense	15,020	2.1%	15,185	2.1%
Independent Power & Renewable	13,999	1.9%	14,000	1.9%
Water Utilities	13,048	1.8%	13,264	1.8%
Electrical Equipment	12,591	1.7%	12,607	1.7%
Gas Utilities	10,702	1.5%	10,730	1.5%
Food Service Distributor	9,877	1.4%	9,902	1.4%
Diversified Consumer Services	2,459	0.3%	2,459	0.3%
Food Products	1,115	0.2%	1,129	0.2%
Total	$729,603	100.0%	$732,215	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,606	12.0%	$66,901	12.1%
Professional Services	57,752	10.4%	58,135	10.4%
Specialized Consumer Services	39,897	7.2%	40,288	7.2%
Road & Rail	41,613	7.5%	39,900	7.2%
Interactive Media & Services	34,011	6.1%	34,293	6.2%
IT Services	33,807	6.1%	33,820	6.1%
Media	34,140	6.1%	32,725	5.9%
Diversified Financial Services	28,388	5.1%	28,492	5.1%
Transportation Infrastructure	26,252	4.7%	26,530	4.8%
Water Utilities	23,112	4.2%	23,454	4.2%
Health Care Equipment & Services	19,702	3.5%	19,949	3.6%
Application Software	18,288	3.3%	18,400	3.3%
Health Care Providers & Services	17,595	3.2%	17,768	3.2%
Construction & Engineering	17,427	3.1%	17,428	3.1%
Pharmaceuticals	16,278	2.9%	16,426	2.9%
Aerospace & Defense	16,069	2.9%	16,108	2.9%
Electric Utilities	12,286	2.2%	12,500	2.2%
Restaurants	11,714	2.1%	11,783	2.1%
Hotels, Restaurants & Leisure	10,688	1.9%	10,877	2.0%
Gas Utilities	10,737	1.9%	10,787	1.9%
Real Estate Management & Development	9,184	1.6%	9,182	1.6%
Independent Power & Renewable	8,388	1.5%	8,388	1.5%
Diversified Consumer Services	2,459	0.4%	2,459	0.4%
Food & Staples Retailing	470	0.1%	494	0.1%
Total	$556,863	100.0%	$557,087	100.0%
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

The consolidated financial statements include portfolio investments at fair value of $732,215 and $557,087 as of June 30,
2025 and December 31, 2024, respectively. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of June 30, 2025 and December 31, 2024.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$679,742	$679,742
Equity	—	—	45,662	45,662
Subordinated debt	—	—	3,293	3,293
Preferred equity	—	—	2,018	2,018
Convertible note	—	—	1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$732,215	$732,215

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$540,195	$540,195
Equity	—	—	12,028	12,028
Subordinated debt	—	—	1,712	1,712
Preferred equity	—	—	1,652	1,652
Convertible note			1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$557,087	$557,087
The carrying value of the Credit Facility and SBA-guaranteed debentures approximates fair value as of June 30, 2025 and
December 31, 2024, and would be categorized as Level 3 of the fair value hierarchy if determined as of the reporting date.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2025 and June 30, 2024.

	For the six months ended June 30, 2025
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Convertible Note	Warrants	Total Investments
Balance as of December 31, 2024	$540,195	$1,712	$12,028	$1,652	$1,500	$—	$557,087
Purchases of investments and other adjustments to cost	252,190	1,555	32,025	—	—	—	285,770
Proceeds from sales and repayments of investments	(113,697)	—	(547)	—	—	—	(114,244)
Net realized gain (loss)	82	—	—	—	—	—	82
Net accretion of discount on investments	1,132	—	—		—	—	1,132
Net change in unrealized gain (loss) on investments	(160)	26	2,156	366	—	—	2,388
Balance as of June 30, 2025	$679,742	$3,293	$45,662	$2,018	$1,500	$—	$732,215

	For the six months ended June 30, 2024
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Warrants	Total Investments
Balance as of December 31, 2023	$265,287	$1,753	$4,901	$1,652	$—	$273,593
Purchases of investments and other adjustments to cost	156,156	96	—	—	—	156,252
Proceeds from sales and repayments of investments	(8,988)	—	—	—	—	(8,988)
Net realized gain (loss)	—	—	—	—	—	—
Net accretion of discount on investments	679	—	—	—	—	679
Net change in unrealized gain (loss) on investments	598	41	99	91	—	829
Balance as of June 30, 2024	$413,732	$1,890	$5,000	$1,743	$—	$422,365
For the six months ended June 30, 2025, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on June 30, 2025 was $2,388 as shown on the Consolidated Statements of Operations. For the six
months ended June 30, 2024, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on June 30, 2024 was $829 as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/
amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2025 and June 30, 2024.
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
The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2025 and December 31, 2024.

					Range
	Fair Value, as of June 30, 2025	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$517,024	Discounted Cash Flow	Discount Rate	10.6%	8.2%	20.5%
First lien senior secured loans	40,090	Waterfall Analysis	EV/EBITDA	6.3x	5.5x	7.0x
First lien senior secured loans	122,628	Amortized Cost	Cost	N/A	N/A	N/A
Equity	38,806	Amortized Cost	Cost	N/A	N/A	N/A
Equity	6,856	Waterfall Analysis	EV/EBITDA	5.8x	5.5x	6.0x
Subordinated debt	1,808	Discounted Cash Flow	Discount Rate	14.8%	14.0%	15.5%
Subordinated debt	1,485	Amortized Cost	Cost	N/A	N/A	N/A
Preferred equity	2,018	Waterfall Analysis	EV/EBITDA	7.0x	6.8x	7.3x
Convertible note	1,500	Amortized Cost	Cost	N/A	N/A	N/A
Warrants	—	Waterfall Analysis	EV/EBITDA	7.3x	5.5x	8.5x
Total Level 3 Assets	$732,215

					Range
	Fair Value, as of December 31, 2024	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$404,750	Discounted Cash Flow	Discount Rate	11.2%	8.4%	18.9%
First lien senior secured loans	39,900	Comparable Multiples	EV/EBITDA	6.3x	5.5x	7.0x
First lien senior secured loans	95,545	Amortized Cost	Cost	N/A	N/A	N/A
Subordinated debt	1,712	Discounted Cash Flow	Discount Rate	14.8%	14.0%	15.5%
Equity	5,000	Comparable Multiples	EV/EBITDA	6.3x	6.0x	6.5x
Equity	7,028	Amortized Cost	Cost	N/A	N/A	N/A
Preferred equity	1,652	Comparable Multiples	EV/EBITDA	8.5x	8.3x	8.8x
Convertible note	1,500	Amortized Cost	Cost	N/A	N/A	N/A
Warrants	—	Comparable Multiples	EV/EBITDA	7.0x	5.5x	8.0x
Total Level 3 Assets	$557,087
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
Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of
June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 242.7% and 269.2%.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest expense	$6,854	$1,469	$12,453	$2,190
Non-usage fee (1)	(3)	10	44	26
Amortization of deferred financing costs	403	146	772	331
Weighted average stated interest rate	6.06%	7.17%	6.08%	6.93%
Weighted average outstanding balance	$453,411	$82,486	$412,810	$63,612
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
The Second Amendment provides for, among other things, an increase of the accordion provision to permit increases to a total facility amount of up to $275 million and permit the Company to do up to $30 million of financing under repurchase agreements.
On April 24, 2025 the Company entered into a waiver letter permitting the Company to enter into a repurchase agreement with Midcap Financial Trust dated as of April 17, 2025.
On May 30, 2025, the Company entered into that certain Lender Joinder Agreement (the “Fourth  Joinder Agreement”),
pursuant to which, through the accordion feature in the ING Credit Facility, the aggregate commitments under the ING
Credit Facility increased from $250 million to $275 million. The parties to the Fourth Lender Joinder Agreement include the Company, City National Bank, as additional lender, the Subsidiary Guarantors party thereto and the Administrative
Agent.
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
The ING Credit Facility allows the Company to borrow up to $275 million, subject to certain restrictions, including availability under a borrowing base, which is based upon unused capital commitments made by investors in the Company and the value of eligible portfolio investments. The amount of permissible borrowings under the ING Credit Facility may be increased through an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing up to an aggregate of $300 million. The ING Credit Facility is secured by a perfected first-
priority interest in the unused commitments of the Company’s investors and substantially all of the eligible portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
As of June 30, 2025 and December 31, 2024, the Company had $254.5 million and $208.2 million, respectively, in outstanding borrowings from the ING Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Facility for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest expense	$4,327	$215	$7,525	$215
Non-usage fee (1)	(3)	—	44	—
Amortization of financing costs	158	9	296	9
Weighted average stated interest rate	6.95%	8.08%	7.08%	8.08%
Weighted average outstanding balance	$249,702	$10,714	$214,452	$5,357
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
As of June 30, 2025 and December 31, 2024, the Company had $0.0 million and $0.0 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Subscription Facility for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest expense	$—	$253	$—	$492
Non-usage fee (1)	—	10	—	26
Amortization of financing costs	—	75	—	218
Weighted average stated interest rate	—%	8.07%	—%	7.83%
Weighted average outstanding balance	$—	$12,659	$—	$12,642
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
Facility.
SBA-Guaranteed Debentures
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of June 30, 2025 and December 31, 2024,
the Company funded LS SBIC LP and LS SSBIC LP with an aggregate total of $115.0 million and $110.0 million, respectively, of regulatory capital, and have $230.0 million and $192.5 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC
LP and LS SSBIC LP  may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2025:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	$45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	$82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	$27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	$9,995	4.76%	0.347%
June 27, 2025	September 1, 2035	$27,500	4.86%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest expense	$2,526	$611	$4,928	$1,093
Non-usage fee	—	—	—	—
Amortization of financing costs	246	62	476	104
Weighted average stated interest rate	4.98%	5.40%	5.01%	5.67%
Weighted average outstanding balance	$203,709	$45,467	$198,359	$38,790

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
As of June 30, 2025 and December 31, 2024, the Company had $0.0 million and $0.0 million, respectively, in outstanding borrowings from the Repurchase Obligations.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Repurchase Obligations for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest expense	$—	$390	$—	$390
Non-usage fee	—	—	—	—
Amortization of financing costs	—	—	—	—
Weighted average stated interest rate	—%	11.50%	—%	11.50%
Weighted average outstanding balance (1)	$—	$13,645	$—	$6,822
The facilities of the Company consist of the following:

	June 30, 2025			December 31, 2024
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$275,000	$254,482	$20,518	$225,000	$208,232	$16,768
SBA-Guaranteed Debentures	230,000	230,000	—	192,505	192,505	—
Total	$505,000	$484,482	$20,518	$417,505	$400,737	$16,768

Note 6. Related Party Agreements and Transactions
Investment Advisory Agreement
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. The Board approved the Investment Advisory Agreement on April 26 2021 and most recently approved its renewal on May 8, 2025. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.
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
For the three and six months ended June 30, 2025, the Company incurred Management Fee expense of $1,585 and $3,063, respectively. For the three and six months ended June 30, 2024, the Company incurred Management Fee expense of $872 and $1,614, respectively. As of June 30, 2025 and December 31, 2024, $1,585 and $1,375, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2025, the Company incurred Income-Based Fee of $1,620 and $3,134, respectively. For the three and six months ended June 30, 2024, the Company incurred Income-Based Fee of $1,213 and
$2,382, respectively. As of June 30, 2025 and December 31, 2024, $1,620 and $1,578, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2025 and June 30, 2024, there were  no Capital Gains Fees incurred.
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
For the three and six months ended June 30, 2025, the Company incurred $450 and $900, respectively, in fees under the
Administrative Agreement. For the three and six months ended June 30, 2024, the Company incurred $500 and $1,006, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $0 and $0,
respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated
Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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

Affiliated transactions
The Adviser’s investment allocation policy seeks to ensure allocation of investment opportunities on a fair and equitable basis over time between the Company and other funds or investment vehicles managed by the Adviser or its affiliates. It is expected that the Company may have overlapping investment strategies with such affiliated funds and/or investment vehicles, but there are prohibitions under the 1940 Act from participating in certain transactions with such affiliates without prior approval of the directors who are not interested persons, and in some cases, the prior approval of the SEC. As a result, the Company, the Adviser and certain of their affiliates applied for, and have been granted, exemptive relief by the SEC for the Company to co-invest with other funds or investment vehicles managed by the Adviser or certain of its affiliates, in a manner consistent with the requirements of the Company’s organizational documents and investment strategy as well as applicable laws and regulations and the Adviser’s fiduciary duties. As a result of such exemptive relief, there could be significant overlap in the Company’s investment portfolio and the investment portfolios of such other affiliated entities that avail themselves of such exemptive relief and that have an investment objective similar to the Company. In addition, any transaction fees (including break-up or commitment fees, but excluding transaction fees contemplated by Section 17(e) or
57(k) of the 1940 Act, as applicable, which are expected to be retained by the Adviser, to the extent permitted by applicable law) received in connection with a co-investment transaction among the Company and its affiliated entities will be distributed to the participating entities (including the Company) on a pro rata basis based on the amounts they invested or committed, as the case may be, in such transaction. We and the Adviser have applied for a new exemptive relief order which, if granted, would supersede the existing co-investment exemptive relief with respect to negotiated co-investment transactions alongside the Adviser’s affiliated private and SEC-registered funds. There can be no assurance that we will obtain such new exemptive relief from the SEC.
Due to/from Affiliate
The Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly.
After the commencement of operations these expenses are reimbursed on an ongoing basis. As of June 30, 2025 and
December 31, 2024, $744 and $221, respectively, were included in the Due to Affiliate line item in the Consolidated
Statements of Assets and Liabilities for reimbursable expenses paid by the Administrator on behalf of the Company. As of
June 30, 2025 and December 31, 2024, $438 and $260, respectively, were included in the Due from Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses due from the Administrator on behalf of the Company.
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

As of June 30, 2025 and December 31, 2024, the Company has no Unreimbursed Expense Payable.
Note 7. Commitments and Contingencies
As of June 30, 2025, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of June 30, 2025 and December 31, 2024 the fair value of unfunded commitments held by the Company was $(14) and $(25), respectively, as shown on the Consolidated Schedule of
Investments. The Company had the following unfunded commitments to fund investments as of the indicated dates:

	Par Value as of	Par Value as of
	June 30, 2025	December 31, 2024
Unfunded debt securities	$134,938	$109,633
Unfunded equity securities	11,162	11,431
Total unfunded commitments	$146,100	$121,064
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
For the years ended June 30, 2025 and December 31, 2024, independent directors fees will be paid in the form of our common stock issued at a price per share equal to the greater of NAV or the market price, if any, at the time of payment.
On April 29, 2024, the Company issued 21,333 shares of common stock to our directors as compensation for their services for the fiscal year ended December 31, 2023.
No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940
Act). For the three and six months ended June 30, 2025, the Company accrued $80 and $160 for directors’ fees expense, respectively. For the three and six months ended June 30, 2024, the Company accrued $80 and $160 for directors’ fees expense, respectively.

Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended
June 30, 2025 and June 30, 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$9,105	$6,481	$20,252	$14,349
Weighted average common shares outstanding	24,217,260	22,178,576	24,098,036	21,880,114
Earnings (loss) per common share (basic and diluted):	$0.38	$0.29	$0.84	$0.66
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
As of June 30, 2025 and December 31, 2024, the Company had closed capital commitments totaling $410.7 million and
$409.8 million, respectively, for the private placement of the Company's common stock, of which $66.1 million and $66.7
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
For the six months ended June 30, 2025 the following table summarizes the distributions declared on shares of the
Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
March 25, 2025	March 25, 2025	May 6, 2025	$8,393	$0.35	182,443
June 27, 2025	June 27, 2025	August 1, 2025	$8,503	$0.35	201,754
For the six months ended June 30, 2024 the following table summarizes the distributions declared on shares of the
Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
March 26, 2024	March 22, 2024	May 06, 2024	$6,475	$0.30	140,902
June 28, 2024	June 25, 2024	August 06, 2024	$6,738	$0.30	147,220
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
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income
Taxes, as of June 30, 2025 and December 31, 2024.
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
As of June 30, 2025, the company did not have a capital loss carryforward.
For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the six months ended June 30,
2025 and for the year ended December 31, 2024, were as follows:

	For the six months ended June 30, 2025	For the year ended December 31, 2024
Ordinary Income	$16,896	$28,526
Long-term Capital Gain	$—	$—
Return of Capital	$—	$—
As of June 30, 2025 and December 31, 2024, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes are as follows.

	June 30, 2025	December 31, 2024
Tax cost	$729,603	$556,863
Gross unrealized appreciation	$6,361	$3,473
Gross unrealized depreciation	(3,749)	(3,249)
Net unrealized investment appreciation / (depreciation) on investments	$2,612	$224
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
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the period January 1, 2025 through
June 30, 2025, as follows:

Period ended ended June 30, 2025
Income tax (expense)/benefit at federal statutory tax rate	$(4,253)
Income attributable to the RIC and not subject to corporate tax	3,704
State and local income tax benefit (net of federal detriment)	(118)
Prior year net operating loss carryforward	—
Prior year provision to return adjustments	—
Other	(1)
Permanent differences	—
Change in Valuation Allowance	(2)
Total income tax (expense)/benefits	$(670)
At June 30, 2025, the taxable subsidiaries did not have any capital loss carryforwards.
Net operating loss carryforwards are available to offset future taxable income. These net operating loss carryforwards can be carried forward indefinitely and may offset up to 80% of taxable income in any given year. Any unused portion will continue to be carried forward. As of June 30, 2025, the Company had a net operating loss carryforward for federal income tax purposes of $425.
At June 30, 2025, the Company determined a partial valuation allowance of the Company's gross deferred tax asset was required.  The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments.  Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized in full.  As a result, the Company recorded a partial valuation allowance with respect to its gross deferred tax asset for the quarter ended June 30, 2025. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available.  Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the
Company’s NAV per share, which could be material.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the six months ended June 30, 2025 and June 30, 2024:

Per Common Share Data:(1)	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Net asset value, beginning of period	$14.81	$14.85
Net investment income (loss)	0.74	0.62
Net realized and unrealized gain (loss)	0.10	0.04
Net increase (decrease) in net assets resulting from operations	0.84	0.66
Initial issuance of Common Stock	—	—
Effect of offering price of subscriptions(2)	—	(0.02)
Distributions declared	(0.70)	(0.60)
Net asset value, end of period	$14.95	$14.89

Total return based on NAV(3)	5.75%	4.33%
Common shares outstanding, end of period	24,293,039	22,458,336
Weighted average shares outstanding	24,098,036	21,880,114
Net assets, end of period	$363,095	$334,371

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets	10.03%	8.36%
Ratio of expenses to average net assets	12.79%	6.14%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	1.84%	2.10%
Weighted average debt outstanding	$412,810	$63,612
Total debt outstanding	$484,482	$177,855
Asset coverage ratio(5)	242.7%	288.0%
Portfolio turnover	18%	3%
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through  June 30, 2025 and June 30, 2024.
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
1 “Working Class Areas” refers to low- and moderate- income (“LMI”) areas, Empowerment Zones, as defined in the
Empowerment Zones and Enterprise Communities Act of 1993, as amended (“Empowerment Zones”), Opportunity Zones, as defined in the U.S. Tax Cut and Jobs Act of 2017 (“Opportunity Zones”), and/or areas targeted by a government entity for redevelopment or to revitalize or stabilize designated disaster areas. LMI is defined under applicable CRA regulation as an individual income that is less than 80% of the area median income (“AMI”) or a median family income that is less than
80% in a census tract as reported by the Federal Financial Institutions Examination Council at https://www.ffiec.gov/
Medianincome.htm [ffiec.gov] (or such other industry recognized source as may be determined by the Adviser) and (ii) a census tract, if it is identified as low-to-moderate income by the Federal Financial Institutions Examination Council at
https://geomap.ffiec.gov/ffiecgeomap/ (or such other industry recognized source as may be determined by the Adviser).
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
Our primary investment strategy is to create a portfolio of investments across a range of industries and communities to mitigate risks and achieve our investment objective of generating favorable risk-adjusted returns while promoting public welfare and community development in Working Class Areas1.  We believe that many BDCs focus primarily on lending to businesses located in high income places and that demand for capital investment and enhanced managerial assistance is particularly acute among middle market companies located in overlooked places. We believe inflationary pressures and an
2 We define “Working Class ”, based on the definition of low- to moderate- income (LMI) under the CRA (defined below), as an individual, family or household, whose income is less than 80% of the Area Median Income as reported by the
Federal Financial Institutions Examination Council at https://www.ffiec.gov/Medianincome.htm. 2 We define middle market businesses as companies having annual revenues between $10 million and $1 billion and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although we may invest in larger or smaller companies.

increasing gap in employee benefits between Working Class2 and middle and high income employees exacerbates this demand, enabling us to utilize our investment approach to identify and select  favorable risk-adjusted investment return opportunities.
We generate revenue primarily in the form of interest and fee income derived from debt investments we hold and capital gains, if any, on our investments.  We generally expect to hold our investments until they are refinanced by the portfolio company borrowers. From time to time, we may invest in loans with other lenders, or “club loans,” and we may serve as agent in connection with any such loans.  Currently, approximately 15% of the portfolio consists of “club loans”, with
Lafayette Square being lead agent on 64% of those deals. We may also participate in loans in the broadly syndicated loan market. Our debt investments in portfolio companies typically have principal amounts of up to $50 million, bear interest at floating rates tied to a widely available risk-free indices such as the U.S. Prime Rate, or the Secured Overnight Financing
Rate (“SOFR”). These rates reset periodically and generally are not guaranteed by the U.S. federal government or otherwise. The debt instruments in which we invest are typically not rated by any rating agency. If they were rated, we believe they would be rated below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than
“BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services). Under the guidelines established by these rating agencies, such ratings are an indication of such debt instruments having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
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
The Company previously formed wholly-owned subsidiaries, LS BDC Holdings, LLC, LS BDC Holdings (DN), LLC, LS
BDC Holdings (160), LLC and LS SBIC Holdings (160), LLC, each of which were Delaware limited liability companies, to hold certain equity or equity-like investments in portfolio companies to which the Company has also made loans. In addition, LS BDC Holdings (NGCF), LLC, a wholly-owned subsidiary of the Company, was formed to co-own and co-
manage NGCF Manager LLC (the “NGCF Manager”) with the affiliate of a third-party investor.  The NGCF Manager manages Neighborhood Grocery Catalyst Fund LLC (“NGCF”), a private real estate investment vehicle, whose investment
3 Lafayette Square analysis of U.S. Securities and Exchange Commission's Electronic Data Gathering, Analysis, and Retrieval (EDGAR)
database of BDC portfolio companies as of Q1 2025 and Dun and Bradstreet middle market companies (173,423 companies) as of
March, 2025. The Federal Financial Institutions Examination Council's (FFIEC) defines middle to upper income as median family incomes making greater than 80% of the area median income. A total of 6,981 portfolio company investments were identified by their headquartered addresses. Of these, this analysis includes 6,683 (96%) portfolio companies where we had enough data to determine if an address was located in a Low-Moderate-Income tract. Cross investments is for all public and private BDCs; fair value has been considered to calculate overlap in assets.
4 Turnover rates are calculated by dividing the total terminations, voluntary and involuntary, for the period by the average number of employees who worked during or received pay for the same period. National turnover includes private employee data from the U.S.
Bureau of Labor Statistics - Job Openings and Labor Turnover Survey for calendar year 2025. Data was extracted as of July 29, 2025.
5 Two-thirds of consumers, or 65%, reported living paycheck to paycheck according to a December survey of 2,986 U.S. consumers according to a report conducted by PYMNTS and Lending Club in February 2025 titled, “The New Reality Check: The Paycheck-To-
Paycheck Report”.
6  National private sector retirement benefits participation data is sourced from the U.S. Bureau of Labor Statistics – March 2024
National Compensation Survey. “Lower wage workers” refers to those earning less than 25% of average wages.
7 Jobs employing Working Class People.

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
On May 30, 2025, the United States Department of Agriculture (“USDA”) issued a “green light” letter inviting the
Company to submit its application to obtain a license to operate a rural business investment company (“RBIC”) subsidiary.
Receipt of a green light letter from the USDA does not assure an applicant that the USDA will ultimately issue an RBIC license, and the Company has received no assurance or indication from the USDA that it will receive an RBIC license, or of the timeframe in which it would receive a license, should one be granted.
We believe that investment capital does not adequately flow to Working Class Areas and lower middle market companies.
Out of nearly 175,000 middle market companies with revenue between $10 million and $1 billion annually, BDCs have only invested in 7,000 (4%) of such companies. Four out of five of BDC portfolio companies were headquartered in high-
income areas and 81% of the companies overlap in BDC portfolio holdings, suggesting that Working-Class Areas are overlooked by traditional capital markets investors.3 Additionally, U.S. private sector companies experience average annual employee turnover of 44.3%,4 an estimated 65% of U.S. workers live paycheck to paycheck,5 and 73% of lower wage workers do not participate in retirement benefits.6
We have established a series of important goals with respect to the portfolio companies in which we invest, which we refer to as our “2030 Goals”. These include (1) increasing employment opportunities by assisting our portfolio companies in creating and/or retaining 100,000 Working Class Jobs7 and 150,000 jobs overall; (2) providing significant managerial assistance to small and middle-market companies by incentivizing at least 50% of our borrowers to adopt Qualifying
Human Capital Investments recommended by our affiliated managerial assistance platform Worker Solutions® and (3)
8 “Working Class Areas” refers to low- and moderate- income (“LMI”) areas, Empowerment Zones, as defined in the Empowerment
Zones and Enterprise Communities Act of 1993, as amended (“Empowerment Zones”), Opportunity Zones, as defined in the U.S. Tax
Cut and Jobs Act of 2017 (“Opportunity Zones”), and/or areas targeted by a government entity for redevelopment or to revitalize or stabilize designated disaster areas. LMI is defined under applicable CRA regulation as an individual income that is less than 80% of the area median income (“AMI”) or a median family income that is less than 80% in a census tract as reported by the Federal Financial
Institutions Examination Council at https://www.ffiec.gov/Medianincome.htm [ffiec.gov] (or such other industry recognized source as may be determined by the Adviser) and (ii) a census tract, if it is identified as low-to-moderate income by the Federal Financial
Institutions Examination Council at https://geomap.ffiec.gov/ffiecgeomap/ (or such other industry recognized source as may be determined by the Adviser). AMI is defined as the median family income for the metropolitan statistical area or metropolitan division, if applicable, or if the person or census tract is located outside of a metropolitan statistical area, the statewide non-metropolitan median family income.
9 “Substantial Employment” means more than 50% of the portfolio company’s workforce, measured by W-2 forms or 1099 forms filed by workers with the Internal Revenue Service.
10 Reflects information reported by portfolio companies as of their respective transaction closing date and additional information, as of June 30, 2025, reported by 21 of 45 portfolio companies that have participated in quarterly KPI reporting. These metrics reflect information reported by portfolio companies regarding their cumulative total number of unique employees, counting from the closing date of the Company’s investment in such portfolio company. These metrics include information reported by current portfolio companies as well as portfolio companies that have been exited by the
Company.

encouraging economic growth in Working Class Areas8 by investing at least 50% of our assets in companies that are either located in Working Class Areas or are Substantial Employers9 of Working Class People.
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
As of June 30, 2025:
•51.9% of our portfolio (and 54.3% of the transactions where we were lead agent) were invested in borrowers who are either located in Working Class Areas or are Substantial Employers of Working Class People, with 14,543
Working Class People employed out of a total of 30,638 employees. 10
•In addition, with respect to engagement by our current portfolio companies with Qualifying Human Capital
Investments, as of June 30, 2025, 47% of the transactions where we were lead agent (32% of our overall Portfolio
Companies) had adopted Qualifying Human Capital Investments (for a total of eight Third-Party Solution
Providers and fourteen HR policy changes deployed).
•Regarding all companies that have been part of our portfolio since the inception of the Company, as of June
31,2025, 47% of the transactions where we were lead agent (31% of all Portfolio Companies) had adopted
Qualifying Human Capital Investments (for a total of seven Third-Party Solution Providers and fourteen HR policy changes deployed).
•Of the 30,638 workers employed through our portfolio companies, 3,347 workers have utilized the services of the
Third-Party Solution Providers and/or qualifying policy changes.
11 Turnover rates are calculated by dividing the total terminations, voluntary and involuntary, for the period by the average number of employees who worked during or received pay for the same period. National turnover includes private employee data from the U.S. Bureau of Labor Statistics - Job Openings and Labor Turnover Survey for calendar year 2025. Data was extracted as of July 29, 2025.
12 Change Since Initial Investment Average is taken as the average of all portfolio companies' change in turnover, medical care participation or retirement participation since the BDC's initial investment, otherwise known as deal close date, with the portfolio company. A negative value indicates turnover has decreased since initial investment.  Where data wasn't available in the same quarter as the initial investment, the next available quarter's data was used. Based on 21 out of 45 portfolio companies' current human capital data made available to Lafayette Square.
13 Medical Care Benefits are plans that provide services or payments for services rendered in the hospital or by a qualified medical care provider. Participation is calculated from the unrounded percentage of workers who participate in the plan.
1,447 employees from portfolio companies who did not provide medical care benefits data to the Company were not included in this calculation. National private sector medical care and retirement benefits participation data are sourced from the U.S. Bureau of Labor Statistics – March 2024 National Compensation Survey.
14 Retirement Benefit plans includes defined benefit pension plans and defined contribution retirement plans. Participation is calculated from the unrounded percentage of workers who participate in the plan. 1,591 employees from portfolio companies who did not provide medical care benefits data to the Company were not included in this calculation.  National private sector medical care and retirement benefits participation data are sourced from the U.S. Bureau of Labor Statistics –
March 2024 National Compensation Survey.
15 National median income 1-year data is from the U.S. Census Bureau - American Community Survey. This is the most recent data available as of March 2025. Median family income is used to calculate individual LMI per CRA guidelines.
The metric is included at the national level to serve as a similar–but not exact–comparison.

•Overall, a total of 6,374 workers have access to improved benefits through Qualifying Human Capital
Investments.
By comparison, as of June 30, 2024:
•59.0% of our portfolio (and 59.3% of the transactions where we were lead agent) were invested in borrowers who were either located in Working Class Areas or were Substantial Employers of Working Class People, with 7,002
Working Class People employed out of a total of 17,367 employees.
•In addition, with respect to engagement by our current portfolio companies with Qualifying Human Capital
Investments, as of June 30, 2024, 44% of the transactions where we were lead agent (28% of our overall Portfolio
Companies) had adopted Qualifying Human Capital Investments (for a total of six Third-Party Solution Providers and six HR policy changes deployed), with 2,410 workers served and a total of 4,558 workers with access to services.
Over time, we believe our portfolio companies' uptake of Qualifying Human Capital Investments, in combination with our capital, will contribute to an improvement in below metrics, shown over the past two years:

Portfolio Company Human Capital Data		June 30, 2025	June 30, 2024
Employee Turnover[11]	Portfolio Company Average (Quarterly)	10.6%	10%
	National Average (Quarterly)	10.7%	11%
	Change Since Initial Investment Average[12]	(3.7)%	(1.1)%
Participation in Medical Care Benefits[13]	Portfolio Company Average (Quarterly)	39.5%	42%
	National Average (Annually, As of March 2024)	45%
	Change Since Initial Investment Average	8.3%	3.5%
Participation in Retirement Benefits[14]	Portfolio Company Average (Quarterly)	40.0%	51%
	National Average (Annually, As of March 2024)	53%
	Change Since Initial Investment Average	3.2%	3.5%
Median Employee Income	LMI Employee Median Income (Annually)	$49,920	$42,787
	Non-LMI Employee Median Income (Annually)	$92,185	$109,203
	National Median Family Income (Annually, As of 2024)[15]	$96,401
16 Cumulative debt prevented through Third-Party Solution Provider, HoneyBee, from 146 total workers across two portfolio companies from a total of 1,790 workers with access to the service. Savings relative to high-cost lending products calculated by using the average payday loan APR (~400%), average loan amount of $215, and an assumed 5-month repayment period (the average time it takes to repay payday loans). https://www.incharge.org/debt-relief/how-payday-
loans-work/

As of June 30, 2025, among our portfolio companies that have adopted Third-Party Solution Provider services, 195 total workers across three portfolio companies have cumulatively saved $209,137 in emergency savings, 146 workers across two portfolio companies combined have prevented an estimated $119,631 in debt16 through small-dollar, zero-interest loans, 45 workers from one portfolio company are building their credit scores through monthly rent reporting, and seven workers from one portfolio company have cumulatively participated in 52 one-on-one financial coaching sessions to better their financial wellness. Additionally, five portfolio companies have cumulatively adopted fourteen recommended HR policy changes to expand benefits access and participation for employees, serving 3,055 workers combined.
In addition to supporting human capital investments and outcomes at our portfolio companies, Worker Solutions® has provided enhanced managerial assistance to companies and projects affiliated with our portfolio companies. This effort includes providing credit building through rent reporting services to 1 residential property where 673 tenants have enrolled in credit building services out of a total of 4679 residents (99.1% uptake). Of the 673 residents who are participating in the rent reporting program, 15 of these residents established a new credit file or became “credit visible” to the consumer credit bureaus. These newly credit visible residents posted an average credit score of 676 at the end of the recent reporting period.
Since enrollment in the rent reporting program, these residents have posted an average credit score improvement of 39 points, an average credit score of 646; overall, 53% of these residents improved their credit score, with 9% of the overall resident group increasing their credit score above 660 - typically considered the subprime-prime threshold.
As of June 30, 2025, a grand total of 4,030 individuals have been served through Worker Solutions® for Lafayette Square portfolio companies and projects affiliated with portfolio companies.
The Company rewards portfolio companies with an interest rate step down when they adopt Qualifying Human Capital
Investments that we believe will enhance employee well-being and improve retention. As of June 30, 2025, Lafayette
Square portfolio companies adopting Qualifying Human Capital Investments have received $361,612 of cumulative savings through interest rate step downs from all lenders of record, with $237,671 of such interest rate step down savings being provided by the Company.
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
Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the six months ended ended June 30, 2025 and June 30, 2024 (information presented herein is at amortized cost unless otherwise indicated):

	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Total Investments, beginning of period	$556,863	$271,523
New investments purchased	285,770	59,744
Net accretion of discount on investments	1,132	244
Net realized gains (losses) on investments	82	—
Investments sold or repaid	(114,244)	(3,403)
Total Investments, end of period	$729,603	$328,108

Portfolio companies, at beginning of period	34	19
Number of new portfolio companies	13	3
Number of exited portfolio companies	(2)	—
Portfolio companies, at end of period	45	22

As of June 30, 2025 and December 31, 2024, the Company’s investments consisted of the following:

	June 30, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$679,771	93.2%	$679,742	92.9%
Equity	43,387	5.9%	45,662	6.2%
Subordinated debt	3,293	0.5%	3,293	0.4%
Preferred equity	1,652	0.2%	2,018	0.3%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$729,603	100.0%	$732,215	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$540,064	97.0%	$540,195	96.9%
Equity	11,909	2.1%	12,028	2.2%
Subordinated debt	1,738	0.3%	1,712	0.3%
Preferred equity	1,652	0.3%	1,652	0.3%
Convertible note	1,500	0.3%	1,500	0.3%
Warrants	—	—%	—	—%
Total	$556,863	100.0%	$557,087	100.0%
The tables below describe investments by industry composition based on fair value as of June 30, 2025 and December 31,
2024:

	June 30, 2025
	Amortized Cost		Fair Value
Commercial Services & Supplies	$65,915	9.0%	$67,927	9.3%
Professional Services	61,975	8.5%	62,393	8.5%
Specialized Consumer Services	54,745	7.5%	55,065	7.5%
Transportation Infrastructure	46,015	6.3%	46,145	6.3%
Road & Rail	41,870	5.7%	40,090	5.5%
IT Services	34,014	4.7%	34,353	4.7%
Interactive Media & Services	33,166	4.5%	33,759	4.6%
Media	34,164	4.7%	32,301	4.4%
Diversified Financial Services	30,196	4.1%	30,500	4.2%
Business Support Services	29,536	4.0%	29,925	4.1%
Hotels, Restaurants & Leisure	28,298	3.9%	28,853	3.9%
Trading Companies & Distributors	24,759	3.4%	24,759	3.4%
Electric Utilities	22,320	3.1%	22,500	3.1%
Health Care Equipment & Services	19,804	2.7%	19,901	2.7%
Real Estate Management & Development	18,673	2.6%	18,667	2.5%
Application Software	18,386	2.5%	18,485	2.5%
Insurance	18,000	2.5%	18,000	2.5%
Diversified Telecommunication Services	17,846	2.4%	17,846	2.4%
Health Care Providers & Services	17,539	2.4%	17,677	2.4%
Construction & Engineering	17,350	2.4%	17,449	2.4%
Pharmaceuticals	16,221	2.2%	16,344	2.2%
Aerospace & Defense	15,020	2.1%	15,185	2.1%
Independent Power & Renewable	13,999	1.9%	14,000	1.9%
Water Utilities	13,048	1.8%	13,264	1.8%
Electrical Equipment	12,591	1.7%	12,607	1.7%
Gas Utilities	10,702	1.5%	10,730	1.5%
Food Service Distributor	9,877	1.4%	9,902	1.4%
Diversified Consumer Services	2,459	0.3%	2,459	0.3%
Food Products	1,115	0.2%	1,129	0.2%
Total	$729,603	100.0%	$732,215	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,606	12.0%	$66,901	12.1%
Professional Services	57,752	10.4%	58,135	10.4%
Specialized Consumer Services	39,897	7.2%	40,288	7.2%
Road & Rail	41,613	7.5%	39,900	7.2%
Interactive Media & Services	34,011	6.1%	34,293	6.2%
IT Services	33,807	6.1%	33,820	6.1%
Media	34,140	6.1%	32,725	5.9%
Diversified Financial Services	28,388	5.1%	28,492	5.1%
Transportation Infrastructure	26,252	4.7%	26,530	4.8%
Water Utilities	23,112	4.2%	23,454	4.2%
Health Care Equipment & Services	19,702	3.5%	19,949	3.6%
Application Software	18,288	3.3%	18,400	3.3%
Health Care Providers & Services	17,595	3.2%	17,768	3.2%
Construction & Engineering	17,427	3.1%	17,428	3.1%
Pharmaceuticals	16,278	2.9%	16,426	2.9%
Aerospace & Defense	16,069	2.9%	16,108	2.9%
Electric Utilities	12,286	2.2%	12,500	2.2%
Restaurants	11,714	2.1%	11,783	2.1%
Hotels, Restaurants & Leisure	10,688	1.9%	10,877	2.0%
Gas Utilities	10,737	1.9%	10,787	1.9%
Real Estate Management & Development	9,184	1.6%	9,182	1.6%
Independent Power & Renewable	8,388	1.5%	8,388	1.5%
Diversified Consumer Services	2,459	0.4%	2,459	0.4%
Food & Staples Retailing	470	0.1%	494	0.1%
Total	$556,863	100.0%	$557,087	100.0%
The weighted average yields at amortized cost and fair value of our portfolio as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt(2)	11.1%	11.1%	11.3%	11.3%
Subordinated debt	13.2%	13.2%	14.0%	14.2%
Bonds	12.3%	12.3%	12.3%	12.3%
Convertible note	10.0%	10.0%	10.0%	10.0%
Weighted Average Yield(1)	11.1%	11.1%	11.4%	11.4%
(1) The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2) Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments
(including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes exit fees that are receivable upon repayment of certain loan investments. As of June 30, 2025 and
December 31, 2024, there were $221 and no exit fees, respectively.

	June 30, 2025	December 31, 2024
Number of portfolio companies	45	34
Percentage of performing debt bearing a floating rate (1)	90.5%	95.5%
Percentage of performing debt bearing a fixed rate (1)(2)	9.5%	4.5%
Weighted average spread over SOFR or LIBOR of all accruing floating rate investments	6.7%	6.7%
Weighted average EBITDA (in millions) (3)	$20.5	$22.2
Weighted average leverage (net debt/EBITDA) (4)	3.8x	3.7x
Weighted average interest coverage (4)	2.5x	2.4x
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

The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of
June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—%	$—	—%
2	658,695	89.9%	483,968	86.9%
3	33,430	4.6%	73,119	13.1%
4	40,090	5.5%	—	—
5	—	—	—	—
Total	$732,215	100.0%	$557,087	100.0%
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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of June 30, 2025, we had no investments on non-accrual status.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC
Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through June 30, 2025.
Results of Operations
The following table represents the operating results for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Total investment income	$21,237	$12,690	$40,552	$23,455
Net expenses	12,045	5,809	22,770	9,935
Net investment income (loss)	9,192	6,881	17,782	13,520
Net realized gains (losses) on investments	24	—	82	—
Net change in unrealized gains (losses)	(111)	(400)	2,388	829
Net increase (decrease) in net assets resulting from operations	$9,105	$6,481	$20,252	$14,349
Investment Income
The composition of the Company’s investment income was as follows:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Investment income
Interest income	$19,844	$11,533	$36,994	$21,149
Fee income	359	340	1,086	553
Interest from cash and cash equivalents	1,034	817	2,472	1,753
Total investment income	$21,237	$12,690	$40,552	$23,455
The increase in total investment income from $23,455 for the six months ended June 30, 2024 to $40,552 for the six months ended June 30, 2025 was primarily driven by our deployment of capital and invested balance of investments. The increase in total investment income from $12,690 for the three months ended June 30, 2024 to $21,237 for the three months ended June 30, 2025 was primarily driven by our deployment of capital and invested balance of investments.
Expenses
The following table summarizes the Company’s expenses for the three and six months ended June 30, 2025 and June 30,
2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest and financing expenses	$7,254	$1,625	$13,269	$2,547
Incentive fee	1,620	1,213	3,134	2,382
Management fee	1,585	872	3,063	1,614
Income tax expense	41	—	670	—
Administrative services fee	450	500	900	1,006
Professional fees	350	746	659	1,123
General and administrative expenses	590	773	840	1,103
Directors' fees	80	80	160	160
Organizational costs	75	—	75	—
Total expenses	12,045	5,809	22,770	9,935
Total expenses before expense support increased to $22.8 million for the six months ended June 30, 2025 from $9.9 million for the six months ended June 30, 2024. Total expenses before expense support increased to $12.0 million for the three months ended June 30, 2025 from $5.8 million for the three months ended June 30, 2024.
Interest and financing expenses increased to $13,269 for the six months ended June 30, 2025 compared to $2,547 for the six months ended June 30, 2024 primarily due to an increase in the average principal amount of borrowings on our
Subscription Facility, draw down in SBA-guaranteed debentures, ING Credit Facility and Repurchase Obligations. Interest
and financing expenses increased to $7,254 for the three months ended June 30, 2025 compared to $1,625 for the three months ended June 30, 2024 primarily due to an increase in the average principal amount of borrowings on our
Subscription Facility, draw down in SBA-guaranteed debentures, ING Credit Facility and Repurchase Obligations.
The increase in management fees for the three and six months ended June 30, 2025 when compared to the three and six months ended June 30, 2024 was driven by our deployment of capital and an increase in average gross assets.
Incentive fees increased to $3,134 for the six months ended June 30, 2025 when compared to $2,382 for the six months ended June 30, 2024 due to the increase in Net Investment Income. Incentive fees increased to $1,620 for the three months ended June 30, 2025 when compared to $1,213 for the three months ended June 30, 2024 due to the increase in Net
Investment Income. Refer to Note 6 Investment Advisory Agreement of the Form 10-Q for a discussion of how the incentive fee is calculated.
The decrease in administrative services fee to $900 for the six months ended June 30, 2025 when compared to $1,006 for the six months ended June 30, 2024 was due to the Company's allocable portion of overhead compensation, rent, office services and equipment, under the Company's Administration Agreement. The decrease in administrative services fee to
$450 for the three months ended June 30, 2025 when compared to $500 for the three months ended June 30, 2024 was due to the Company's allocable portion of overhead compensation, rent, office services and equipment, under the Company's
Administration Agreement.
General and administrative expenses, legal fees, professional fees and placement fees decreased to $1,499 during the six months ended June 30, 2025 when compared to $2,226 for the six months ended June 30, 2024 in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws. General and administrative expenses, legal fees, professional fees and placement fees decreased to $940 during the three months ended June 30, 2025 when compared to $1,519 for the three months ended
June 30, 2024 in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws.
The increase in organizational costs to $75 for the three and six months ended June 30, 2025 when compared to $0 for the three and six months ended June 30, 2024 was primarily related to the formation of the Company and/or the Company's subsidiaries. Refer to Note 1 of the Form 10-Q on details regarding organizational costs.
Offering expenses decreased for the three and six months ended June 30, 2025 when compared to the three and six months ended June 30, 2024 in connection with the offering of shares of the Company's common stock, including out-of-pocket expenses of the Adviser and its agents and affiliates. Refer to Note 1 of the Form 10-Q on details regarding offering costs.
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
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board approved the renewal of the Investment Advisory Agreement on May 8,
2025. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.
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
For the three and six months ended June 30, 2025, the Company incurred Management Fees of $1,585 and $3,063, respectively. For the three and six months ended June 30, 2024, the Company incurred Management Fees of $872 and
$1,614, respectively. As of June 30, 2025 and December 31, 2024, there was $1,585 and $1,375 Management Fee payable to the Adviser, respectively.
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

For the three and six months ended June 30, 2025, the Company incurred Income-Based Fee of $1,620 and $3,134, respectively. For the three and six months ended June 30, 2024, the Company incurred Income-Based Fee of $1,213 and
$2,382, respectively. As of June 30, 2025 and December 31, 2024, $1,620 and $1,578, respectively, remained payable.
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
For the three and six months ended June 30, 2025 and June 30, 2024, our expenses were paid by a related party of the
Adviser and will be reimbursed by us. As of June 30, 2025 and December 31, 2024, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the three and six months ended June 30, 2025, the Company incurred $450 and $900, respectively, in fees under the
Administrative Agreement. For the three and six months ended June 30, 2024, the Company incurred $500 and $1,006, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $0 and $0,
respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated
Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
As of June 30, 2025 and December 31, 2024, the Company has no Unreimbursed Expense Payable.
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
Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of
June 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 242.7% and 269.2%.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the For the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest expense	$6,854	$1,469	$12,453	$2,190
Non-usage fee (1)	(3)	10	44	26
Amortization of deferred financing costs	403	146	772	331
Weighted average stated interest rate	6.06%	7.17%	6.08%	6.93%
Weighted average outstanding balance	$453,411	$82,486	$412,810	$63,612
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
The Second Amendment provides for, among other things, an increase of the accordion provision to permit increases to a total facility amount of up to $275 million and permit the Company to do up to $30 million of financing under repurchase agreements.
On April 24, 2025 the Company entered into a waiver letter permitting the Company to enter into a repurchase agreement with Midcap Financial Trust dated as of April 17, 2025.
On May 30, 2025, the Company entered into that certain Lender Joinder Agreement (the “Fourth  Joinder Agreement”),
pursuant to which, through the accordion feature in the ING Credit Facility, the aggregate commitments under the ING
Credit Facility increased from $250 million to $275 million. The parties to the Fourth Lender Joinder Agreement include the Company, City National Bank, as additional lender, the Subsidiary Guarantors party thereto and the Administrative
Agent.
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
The ING Credit Facility currently allows the Company to borrow up to $275 million, subject to certain restrictions, including availability under a borrowing base, which is based upon unused capital commitments made by investors in the
Company and the value of eligible portfolio investments. The amount of permissible borrowings under the ING Credit
Facility may be increased through an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing up to an aggregate of $300 million. The ING Credit Facility is secured by a perfected first-priority interest in the unused commitments of the Company’s investors and substantially all of the eligible portfolio investments held by the Company and each Guarantor, subject to certain exceptions.
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
As of June 30, 2025 and December 31, 2024, the Company had $254.5 million and  $208.2 million, respectively, in outstanding borrowings from the ING Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Facility for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest expense	$4,327	$215	$7,525	$215
Non-usage fee (1)	(3)	—	44	—
Amortization of financing costs	158	9	296	9
Weighted average stated interest rate	6.95%	8.08%	7.08%	8.08%
Weighted average outstanding balance	$249,702	$10,714	$214,452	$5,357
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
As of June 30, 2025 and December 31, 2024, the Company had $0.0 million and $208.2 million, respectively, in outstanding borrowings from the Subscription Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Subscription Facility for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest expense	$—	$253	$—	$492
Non-usage fee (1)	—	10	—	26
Amortization of financing costs	—	75	—	218
Weighted average stated interest rate	—%	8.07%	—%	7.83%
Weighted average outstanding balance	$—	$12,659	$—	$12,642
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
Facility.
SBA-Guaranteed Debentures
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of June 30, 2025 and December 31, 2024,
the Company funded LS SBIC LP and LS SSBIC LP with an aggregate total of $115.0 million and $110.0 million, respectively, of regulatory capital, and have $230.0 million and $192.5 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC
LP and LS SSBIC LP  may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2025:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	$45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	$82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	$27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	$9,995	4.76%	0.347%
June 27, 2025	September 1, 2035	$27,500	4.86%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest expense	$2,526	$611	$4,928	$1,093
Non-usage fee	—	—	—	—
Amortization of financing costs	246	62	476	104
Weighted average stated interest rate	4.98%	5.40%	5.01%	5.67%
Weighted average outstanding balance	$203,709	$45,467	$198,359	$38,790
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

As of June 30, 2025 and December 31, 2024, the Company had $0.0 million and $0.0 million, respectively, in outstanding borrowings from the Repurchase Obligations.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Repurchase Obligations for the three and six months ended June 30, 2025 and June 30, 2024:

	For the three months ended June 30, 2025	For the three months ended June 30, 2024	For the six months ended June 30, 2025	For the six months ended June 30, 2024
Interest expense	$—	$390	$—	$390
Non-usage fee	—	—	—	—
Amortization of financing costs	—	—	—	—
Weighted average stated interest rate	—%	11.50%	—%	11.50%
Weighted average outstanding balance (1)	$—	$13,645	$—	$6,822
The facilities of the Company consist of the following:

	June 30, 2025			December 31, 2024
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$275,000	$254,482	$20,518	$225,000	$208,232	$16,768
SBA-Guaranteed Debentures	230,000	230,000	—	192,505	192,505	—
Total	$505,000	$484,482	$20,518	$417,505	$400,737	$16,768
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of
June 30, 2025 and December 31, 2024, we were not party to any off-balance sheet arrangements.
Recent Developments
On July 1, 2025, the Company invested in an equity holding in Neighborhood Grocery Catalyst Fund LLC totaling $3.4 million.
On July 2, 2025, July 10, 2025, July 24, 2025, and July 30, 2025, the Company invested in a senior secured first lien revolver in Rotolo Consultants Inc, with fundings totaling $3.3 million, bearing an interest rate of 3M Term SOFR + CSA
+ 5.50%, maturing on January 31, 2031.
On July 3, 2025, the Company increased their commitment in Rock Gate Capital, LLC in senior secured first lien term loan of $3.1 million, with a funding of $2.1 million, bearing an interest rate of 3M Term SOFR + 6.75%, maturing on May 30,
2029.
On July 7, 2025, the Company funded an equity holding in NW1LS CO-INVEST LP totaling $0.4 million.
On July 14, 2025, the Company invested a senior secured first lien revolver in Dance Nation Holdings LLC with a funding of $2.5 million, bearing an interest rate of 3M Term SOFR + 6.95%, maturing on August 24, 2028.
On July 15, 2025 and July 30, 2025, the Company invested a senior secured first lien revolver in C Speed LLC with a funding of $1.5 million, bearing an interest rate of 3M Term SOFR + 6.00%, maturing on October 1, 2029.

On July 21, 2025, the Company invested a senior secured first lien delayed draw term loan in ZRG Partners LLC with a funding of $0.9 million, bearing an interest rate of 6M Term SOFR + 6.00%, maturing on June 14, 2029.
On July 28, 2025, the Company invested a senior secured first lien delayed draw term loan in Synergi,  LLC with a funding of $0.4 million, bearing an interest rate of 3M Term SOFR + 7.45%, maturing on December 17, 2027.
In addition, as of this Report date, we had an investment backlog and pipeline of approximately $110.5 million and $464.0 million, respectively. Investment backlog includes transactions approved by the Adviser’s investment committee and/or for which a formal mandate, letter of intent or a term sheet have been issued, and therefore we believe have a strong likelihood of closing. Investment pipeline includes transactions where initial due diligence has begun and/or analysis is in process, but no formal mandate, letter of intent or term sheets have been issued. The consummation of any of the investments in this backlog and pipeline depends upon, among other things, one or more of the following: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of June 30, 2025, approximately 90.9%
of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments  with a SOFR floor (including investments bearing a prime interest rate contracts) and approximately 9.1% of investments at fair value represent non floating-rate investments. Additionally, our subscription-based credit facility is also subject to a floating interest rate and currently paid on a floating SOFR rates.
Interest expense is calculated based on outstanding secured borrowings as of June 30, 2025 and based on the terms of our
Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of June 30,
2025, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), and outstanding secured borrowings assuming no changes in our investment and borrowing structure:

	June 30, 2025
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$20,131	$(8,759)	$11,372
Up 200 basis points	$13,421	$(5,840)	$7,581
Up 100 basis points	$6,710	$(2,920)	$3,790
Down 100 basis points	$(6,710)	$2,920	$(3,790)
Down 200 basis points	$(13,421)	$5,840	$(7,581)
Down 300 basis points	$(20,131)	$8,759	$(11,372)
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of June 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive
Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in
Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of
June 30, 2025, our internal control over financial reporting is effective based on those criteria.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item
1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. Other than the items discussed below, there have been no material changes known to us during the three months ended June 30, 2025, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-
K for the year ended December 31, 2024.
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
We have entered into a license agreement with the Adviser under which we received a non-exclusive, royalty-free license to use the name “Lafayette Square.” In addition, we pay to the Administrator our allocable portion of certain expenses incurred by the Administrator in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our chief financial officer and chief compliance officer. These arrangements create conflicts of interest that our Board must monitor.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the six months ended June 30, 2025 were reported in our current reports on Form
8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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

Lafayette Square USA, Inc.

Date: August 1, 2025	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: August 1, 2025	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 1, 2025.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the Board of Directors
Damien Dwin

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu