Form 10-Q
period 2025-09-30
Lafayette Square USA, Inc.
filed 2025-11-06
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025

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
As of November 6, 2025 the Registrant had 26,398,004 shares of common stock, $0.001 par value per share, outstanding.

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
•the impact of economic recessions or downturns could harm our operating results;
•U.S. trade policy developments, tariffs and other trade restrictions;
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
•our ability to adhere to and meet our goals, including our 2030 Goals (as defined in this report);
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
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate. As a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of any projection or forward-looking statement in this report should not be regarded as a representation by us that our plans and objectives will be achieved.
Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E of the U.S. Securities Exchange Act of 1934
Act, as amended (the “Exchange Act”).

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $709,599 and $522,945 as of September 30, 2025 and December 31, 2024, respectively)	$708,929	$522,935
Non-controlled/affiliated investments at fair value (amortized cost of $20,443 and $29,349 as of September 30, 2025 and December 31, 2024, respectively)	20,127	29,583
Controlled/affiliated investments at fair value (amortized cost of $18,022 and $4,569 as of September 30, 2025 and December 31, 2024, respectively)	18,022	4,569
Cash equivalents	178,732	202,452
Deferred financing costs	10,910	8,575
Interest receivable	3,903	1,848
Other assets	2,970	329
Due from affiliate	543	260
Capital call receivable	245	—
Total assets	$944,381	$770,551

Liabilities
Secured borrowings (see Note 5)	$244,982	$208,232
SBA-guaranteed debentures (see Note 5)	230,000	192,505
Notes payable (see Note 5)	65,000	—
Distributions payable	8,573	7,853
Accounts payable and accrued expenses	2,142	649
Management fee payable (see Note 6)	1,713	1,375
Incentive fee payable (see Note 6)	1,609	1,578
Interest and financing payable	1,389	3,044
Income tax payable	54	171
Due to affiliate	241	221
Deferred revenue payable	—	2,517
Total liabilities	555,703	418,145
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 26,192,799 and 23,797,438 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively)	26	24
Paid-in capital in excess of par	387,010	351,181
Distributable earnings (losses)	1,642	1,201
Total net assets	388,678	352,406
Total liabilities and net assets	$944,381	$770,551

Net asset value per common share	$14.84	$14.81
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$20,061	$13,813	$56,339	$33,372
Fee income	518	219	1,604	706
Interest income from non-controlled/affiliated investments:
Cash	90	14	806	1,604
Fee income	—	—	—	66
Interest income from controlled/affiliated investments:
Cash	37	—	37	—
Interest from cash equivalents	1,115	518	3,587	2,271
Total investment income	21,821	14,564	62,373	38,019

Expenses:
Interest and financing expenses (see Note 5)	$7,949	$2,714	$21,218	$5,261
Management fee (see Note 6)	1,713	1,147	4,776	2,761
Incentive fee (see Note 6)	1,609	1,312	4,743	3,694
General and administrative expenses	618	346	1,458	1,449
Administrative services fee (see Note 6)	450	500	1,350	1,506
Professional fees	805	779	1,464	1,902
Income tax expense	(532)	236	138	236
Directors' fees	80	80	240	240
Organizational costs (See Note 2)	(6)	—	69	—
Total expenses	12,686	7,114	35,456	17,049
Net investment income (loss)	9,135	7,450	26,917	20,970

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments:
Net realized gains (losses) on investments in non- controlled/non-affiliated investments	121	—	203	—
Total net realized gains (losses) on investments	121	—	203	—
Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	(1,007)	(2,832)	(660)	(2,092)
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	(2,591)	(15)	(550)	74
Total net change in unrealized gains (losses) on investments	(3,598)	(2,847)	(1,210)	(2,018)
Net increase (decrease) in net assets resulting from operations	$5,658	$4,603	$25,910	$18,952

Lafayette Square USA, Inc.
Consolidated Statements of Operations (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Weighted average common shares outstanding	24,463,746	22,614,966	24,221,279	22,126,853
Net investment income (loss) per common share (basic and diluted)	$0.37	$0.33	$1.11	$0.95
Earnings (loss) per common share (basic and diluted)	$0.23	$0.20	$1.07	$0.86
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at June 30, 2024	22,458,336	$23	$331,672	$2,676	$334,371
Capital transactions:
Issuance of common stock	1,027,611	1	15,227	—	15,228
Reinvestment of stockholder distributions	147,220	—	2,196	—	2,196
Net increase in net assets from capital transactions	1,174,831	1	17,423	—	17,424
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	7,450	7,450
Net change in unrealized gain (losses)	—	—	—	(2,847)	(2,847)
Total increase (decrease) in net assets resulting from operations	—	—	—	4,603	4,603
Distributions to stockholders from:
Distributable earnings	—	—	—	(7,460)	(7,460)
Total distributions to stockholders	—	—	—	(7,460)	(7,460)
Total increase (decrease) for the three months ended September 30, 2024	1,174,831	1	17,423	(2,857)	14,567
Balance, September 30, 2024	23,633,167	$24	$349,095	$(181)	$348,938

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at June 30, 2025	24,293,039	$24	$358,514	$4,557	$363,095
Capital transactions:
Issuance of common stock	1,697,972	2	25,485	—	25,487
Reinvestment of stockholder distributions	201,788	—	3,011	—	3,011
Net increase in net assets from capital transactions	1,899,760	2	28,496	—	28,498
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,135	9,135
Net realized gain (loss)	—	—	—	121	121
Net change in unrealized gain (losses)	—	—	—	(3,598)	(3,598)
Total increase (decrease) in net assets resulting from operations	—	—	—	5,658	5,658
Distributions to stockholders from:
Distributable earnings	—	—	—	(8,573)	(8,573)
Total distributions to stockholders	—	—	—	(8,573)	(8,573)
Total increase (decrease) for the three months ended September 30, 2025	1,899,760	2	28,496	(2,915)	25,583
Balance, September 30, 2025	26,192,799	$26	$387,010	$1,642	$388,678

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2023	21,502,768	$22	$317,677	$1,540	$319,239
Capital transactions:
Issuance of common stock	1,760,704	2	26,222	—	26,224
Reinvestment of stockholder distributions	369,695	—	5,196	—	5,196
Net increase in net assets from capital transactions	2,130,399	2	31,418	—	31,420
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	20,970	20,970
Net change in unrealized gain (losses)	—	—	—	(2,018)	(2,018)
Total increase (decrease) in net assets resulting from operations	—	—	—	18,952	18,952
Distributions to stockholders from:
Distributable earnings	—	—	—	(20,673)	(20,673)
Total distributions to stockholders	—	—	—	(20,673)	(20,673)
Total increase (decrease) for the nine months ended September 30, 2024	2,130,399	2	31,418	(1,721)	29,699
Balance, September 30, 2024	23,633,167	$24	$349,095	$(181)	$348,938

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2024	23,797,438	$24	$351,181	$1,201	$352,406
Capital transactions:
Issuance of common stock	1,814,104	2	27,206	—	27,208
Reinvestment of stockholder distributions	581,257	—	8,623	—	8,623
Net increase in net assets from capital transactions	2,395,361	2	35,829	—	35,831
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	26,917	26,917
Net realized gain (loss)	—	—	—	203	203
Net change in unrealized gain (losses)	—	—	—	(1,210)	(1,210)
Total increase (decrease) in net assets resulting from operations	—	—	—	25,910	25,910
Distributions to stockholders from:
Distributable earnings	—	—	—	(25,469)	(25,469)
Total distributions to stockholders	—	—	—	(25,469)	(25,469)
Total increase (decrease) for the nine months ended September 30, 2025	2,395,361	2	35,829	441	36,272
Balance, September 30, 2025	26,192,799	$26	$387,010	$1,642	$388,678
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$25,910	$18,952
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(203)	—
Net change in unrealized (gain) loss on investments	1,210	2,018
Purchases of investments	(380,631)	(205,399)
Net accretion of discount on investments	(1,440)	(975)
Proceeds from sales and repayments of investments	191,073	16,795
Amortization of deferred financing costs	1,247	522
Changes in operating assets and liabilities:
Interest receivable	(2,055)	(836)
Due from affiliate	(283)	(130)
Other assets	(2,641)	(807)
Deferred revenue payable	(2,517)	4,404
Accounts payable and accrued expenses	1,493	(172)
Management fee payable	338	542
Incentive fee payable	31	747
Administrative services fee payable	—	(885)
Interest and financing payable	(1,655)	94
Income tax payable	(117)	156
Due to affiliate	20	(26)
Net cash provided by (used in) operating activities	(170,220)	(165,000)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	26,963	26,224
Distributions paid	(16,126)	(11,954)
Proceeds from secured borrowings	189,250	245,400
Repayments of secured borrowings	(152,500)	(125,900)
Proceeds from Notes	65,000	—
Proceeds from reverse repurchase agreement	—	20,355
Repayments of reverse repurchase agreement	—	(9,359)
Proceeds from SBA-guaranteed debentures	37,495	134,005
Deferred financing costs paid	(3,582)	(6,662)
Net cash provided by (used in) financing activities	146,500	272,109

Net increase (decrease) in cash equivalents	(23,720)	107,109
Cash equivalents at beginning of period	202,452	109,771
Cash equivalents at end of period	$178,732	$216,880

Supplemental information:
Cash paid for interest	$21,747	$4,477

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Shares issued from dividend reinvestment plan	$8,623	$5,196
Accrual for deferred financing costs	$10,910	$7,234
Income tax paid	$255	$80
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
September 30, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(12)(23)	First lien senior secured loan	S+	6.00%	10.00%	10/1/2024	10/1/2029	$5,000	$4,960	$5,000	1.3%
C Speed LLC	(6)(7)(12)	First lien senior secured loan	S+	6.00%	10.00%	10/1/2024	10/1/2029	15,147	15,029	15,147	3.9%
									19,989	20,147	5.2%
Application Software
CentralBDC Enterprises, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.25%	9.25%	6/25/2024	6/11/2029	2,126	2,115	2,126	0.5%
CentralBDC Enterprises, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.25%	9.25%	6/25/2024	6/11/2029	16,632	16,550	16,632	4.3%
									18,665	18,758	4.8%
Business Support Services
Flatworld Intermediate Corporation	(6)(7)(8)(23)	First lien senior secured loan	S+	5.50%	9.51%	3/25/2025	3/25/2030	300	233	300	0.1%
Flatworld Intermediate Corporation	(6)(7)(23)	First lien senior secured loan	S+	5.50%	9.51%	3/25/2025	3/25/2030	29,850	29,543	29,850	7.7%
									29,776	30,150	7.8%
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)(23)	First lien senior secured loan	S+	5.50%	9.51%	1/31/2025	1/31/2031	5,259	5,241	5,259	1.4%
Rotolo Consultants, Inc.	(6)(7)(8)(23)	First lien senior secured loan	S+	5.50%	9.51%	1/31/2025	1/31/2031	9,297	9,245	9,297	2.4%
Rotolo Consultants, Inc.	(6)(7)(23)	First lien senior secured loan	S+	5.50%	9.51%	1/31/2025	1/31/2031	20,130	20,108	20,130	5.2%
TEC Services LLC	(6)(7)(12)	First lien senior secured loan	S+	5.50%	9.60%	1/09/2025	12/31/2029	9,925	9,925	9,925	2.6%
Zero Waste Recycling LLC	(6)(7)(23)	First lien senior secured loan	S+	6.45%	10.90%	6/29/2022	5/15/2026	4,940	5,059	4,939	1.3%
Zero Waste Recycling LLC	(6)(7)(23)	First lien senior secured loan	S+	6.45%	10.91%	6/29/2022	5/15/2026	12,621	12,590	12,620	3.2%
ZWR Holdings, Inc.	(23)	Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/12/2027	1,845	1,845	1,845	0.5%
ZWR Holdings, Inc.		Warrants				8/16/2021		24,953	—	—	—%
									64,013	64,015	16.6%
Construction & Engineering
Synergi, LLC	(6)(7)(23)	First lien senior secured loan	S+	7.45%	11.72%	12/19/2022	12/17/2027	16,268	16,193	16,022	4.1%
Synergi, LLC	(6)(7)(8)(23)	First lien senior secured loan	S+	7.45%	11.72%	12/19/2022	12/17/2027	675	658	665	0.2%
									16,851	16,687	4.3%
Diversified Financial Services
Core Capital Partners II-S LP	(6)(7)(8)(23)	First lien senior secured loan	S+	7.50%	11.50%	10/11/2024	10/11/2027	3,419	3,338	3,419	0.9%
Core Capital Partners II-S LP	(6)(7)(23)	First lien senior secured loan	S+	7.50%	11.50%	10/11/2024	10/11/2027	28,000	27,802	28,000	7.2%
									31,140	31,419	8.1%
Diversified Telecommunication Services
Johnsoncomm LLC	(6)(7)(15)(23)	First lien senior secured loan	S+	6.90%	10.90%	1/31/2025	1/31/2030	17,000	16,860	16,857	4.3%
									16,860	16,857	4.3%
Electrical Equipment
Electro Technical Industries, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.50%	—%	3/31/2025	3/31/2030	—	(15)	—	—%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Electro Technical Industries, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.50%	9.66%	3/31/2025	3/31/2030	12,618	12,531	12,618	3.2%
									12,516	12,618	3.2%
Food Products
Genuine Food Lab LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	8.25%	—%	6/06/2025	6/6/2030	—	(23)	—	—%
Genuine Food Lab LLC	(6)(7)(12)	First lien senior secured loan	S+	8.25%	12.26%	6/06/2025	6/6/2030	10,000	9,905	9,902	2.5%
									9,882	9,902	2.5%
Food Service Distributor
Capital City LLC	(6)(7)(8)(15)	First lien senior secured loan	S+	8.00%	12.00%	9/20/2024	9/20/2029	642	622	636	0.2%
Capital City LLC	(6)(7)(15)	First lien senior secured loan	S+	8.00%	12.00%	9/20/2024	9/20/2029	495	491	491	0.1%
									1,113	1,127	0.3%
Gas Utilities
TCFIII Owl Buyer LLC	(6)(7)(23)	First lien senior secured loan	S+	5.50%	9.78%	1/31/2023	4/17/2026	10,703	10,682	10,703	2.8%
									10,682	10,703	2.8
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(23)	First lien senior secured loan	S+	6.50%	10.50%	11/10/2023	11/10/2028	9,863	9,840	9,839	2.5%
MSPB MSO, LLC	(6)(7)(8)(23)	First lien senior secured loan	S+	6.50%	10.50%	11/10/2023	11/10/2028	1,695	1,642	1,691	0.4%
MSPB MSO, LLC	(6)(7)(23)	First lien senior secured loan	S+	6.50%	10.50%	11/10/2023	11/10/2028	8,391	8,331	8,370	2.2%
									19,813	19,900	5.1%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)(23)	First lien senior secured loan	S+	6.75%	11.01%	3/20/2023	2/15/2028	17,632	17,503	17,632	4.4%
									17,503	17,632	4.4%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)(23)	First lien senior secured loan	S+	7.00%	11.26%	1/25/2023	11/30/2025	979	978	979	0.3%
LC Hospitality, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.45%	9.45%	7/25/2024	7/25/2031	10,143	10,070	9,965	2.6%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15) (23)	First lien senior secured loan	S+	5.10%	—%	2/28/2025	2/28/2030	—	(13)	—	—%
Liberty Lenwich Holdings LLC	(6)(7)(15)(23)	First lien senior secured loan	S+	5.10%	9.41%	2/28/2025	2/28/2030	14,477	14,345	14,477	3.7%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15) (23)	First lien senior secured loan	S+	5.10%	—%	2/28/2025	2/28/2030	—	(27)	—	—%
									25,353	25,421	6.6%
Independent Power & Renewable
National Carbon Technologies – California, LLC	(23)	First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	14,000	13,999	14,000	3.6%
									13,999	14,000	3.6%
Electric Utilities
truCurrent LLC	(6)(7)(8)(23)	First lien senior secured loan	S+	7.20%	11.21%	2/12/2024	2/12/2029	10,000	9,918	10,000	2.6%
truCurrent LLC	(6)(7)(23)	First lien senior secured loan	S+	7.20%	11.21%	2/12/2024	2/12/2029	12,500	12,413	12,500	3.2%
									22,331	22,500	5.8%
Insurance
Arrowhead Capital Group LLC		Equity				2/28/2025		15,000,000	15,000	15,000	3.9%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
									15,000	15,000	3.9%
IT Services
DRS Imaging Services LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.50%	—%	3/28/2025	3/28/2030	—	(29)	—	—%
DRS Imaging Services LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.50%	—%	3/28/2025	3/28/2030	—	(63)	—	—%
DRS Imaging Services LLC	(6)(7)(12)	First lien senior secured loan	S+	6.50%	10.50%	3/28/2025	3/28/2030	4,625	4,550	4,588	1.2%
Xpect Solutions, LLC	(6)(7)(8)(12) (23)	First lien senior secured loan	S+	5.75%	9.75%	10/7/2024	10/7/2029	7,444	7,408	7,444	1.9%
Xpect Solutions, LLC	(6)(7)(8)(12) (23)	First lien senior secured loan	S+	5.75%	—%	10/7/2024	10/7/2029	—	(16)	—	—%
Xpect Solutions, LLC	(6)(7)(12)(23)	First lien senior secured loan	S+	5.75%	9.75%	10/7/2024	10/7/2029	22,275	22,094	22,275	5.7%
									33,944	34,307	8.8%
Interactive Media & Services
Dance Nation Holdings LLC	(6)(7)(23)	First lien senior secured loan	S+	6.95%	11.22%	8/24/2023	8/24/2028	31,706	31,517	31,706	8.1%
Dance Nation Holdings LLC	(6)(7)(23)	First lien senior secured loan	S+	6.95%	11.22%	8/24/2023	8/24/2028	4,131	4,112	4,131	1.1%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		1,652,200	1,652	1,652	0.4%
									37,281	37,489	9.6%
Media
Direct Digital Holdings, LLC	(6)(7)(23)	First lien senior secured loan	S+	10.00%	14.35%	6/29/2022	12/3/2026	2,070	2,066	2,070	0.5%
Direct Digital Holdings, LLC	(6)(7)(23)	First lien senior secured loan	S+	10.00%	14.35%	6/29/2022	12/3/2026	5,658	5,647	5,658	1.5%
Direct Digital Holdings, LLC	(6)(7)(23)	First lien senior secured loan	S+	10.00%	14.35%	6/29/2022	12/3/2026	1,635	1,635	1,635	0.4%
Direct Digital Holdings, LLC	(6)(7)(23)	First lien senior secured loan	S+	10.00%	14.28%	9/8/2025	10/30/2025	3,804	3,794	3,804	1.0%
Direct Digital Holdings, LLC		Preferred Equity				8/8/2025		—	25,000	25,000	6.4%
									38,142	38,167	9.8%
Pharmaceuticals
Med Learning Group, LLC	(6)(7)(23)	First lien senior secured loan	S+	5.75%	9.75%	3/26/2024	12/30/2027	15,452	15,350	15,452	4.0%
Med Learning Group, LLC	(6)(7)(23)	First lien senior secured loan	S+	5.75%	9.75%	3/26/2024	12/30/2027	4,266	4,253	4,266	1.1%
									19,603	19,718	5.1%
Professional Services
M&S Acquisition Corporation	(6)(7)(12)(23)	First lien senior secured loan	S+	6.50%	10.77%	12/19/2023	12/19/2028	27,080	26,905	27,080	6.9%
M&S Acquisition Corporation	(6)(7)(12)(23)	First lien senior secured loan	S+	6.50%	10.77%	3/6/2025	12/19/2028	1,265	1,254	1,265	0.3%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.4%
ZRG Partners LLC	(6)(7)(8)(23)	First lien senior secured loan	S+	6.00%	10.26%	10/21/2024	6/14/2029	4,442	4,416	4,442	1.1%
ZRG Partners LLC	(6)(7)(8)(23)	First lien senior secured loan	P+	5.00%	12.25%	10/21/2024	6/14/2029	1,263	1,247	1,263	0.3%
ZRG Partners LLC	(6)(7)(23)	First lien senior secured loan	S+	6.00%	10.14%	10/21/2024	6/14/2029	11,305	11,238	11,305	2.9%
									46,560	46,855	11.9%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)(23)	First lien senior secured loan	S+	8.70%	12.97%	10/6/2023	10/6/2026	2,044	2,037	2,032	0.5%
Standard Real Estate Investments LP	(6)(7)(23)	First lien senior secured loan	S+	8.70%	12.97%	10/6/2023	10/6/2026	3,067	3,054	3,048	0.8%
									5,091	5,080	1.3%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(23)	First lien senior secured loan	S+	6.75%	10.76%	5/31/2024	5/30/2029	43,117	42,515	38,805	10.0%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(8)(12) (23)	First lien senior secured loan	S+	6.75%	—%	7/3/2025	5/30/2029	—	—	—	—%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(23)	First lien senior secured loan	S+	6.75%	10.76%	7/3/2025	5/30/2029	2,129	2,033	1,916	0.5%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants				5/31/2024		166,108	—	—	—%
									44,548	40,721	10.5%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)	First lien senior secured loan	S+	6.95%	11.21%	12/21/2023	6/21/2028	24,448	24,268	24,448	6.3%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)	First lien senior secured loan	S+	6.95%	11.21%	12/21/2023	6/21/2028	15,538	15,417	15,538	4.0%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	4.00%	—%	4/22/2025	4/22/2030	—	—	—	—%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(12)	First lien senior secured loan	S+	4.00%	10.01%	4/22/2025	4/22/2030	15,124	15,052	15,050	3.9%
									54,737	55,036	14.2%
Trading Companies & Distributors
Ickler Electric Corporation	(6)(7)(12)(23)	First lien senior secured loan	S+	6.50%	10.50%	4/17/2025	4/17/2030	38,404	38,069	38,035	9.8%
Ickler Electric Corporation	(12)(23)	Subordinated debt		14.00%	14.00%	4/17/2025	10/17/2030	1,525	1,510	1,511	0.4%
Ickler Electric Corporation	(12)	Warrants				4/17/2025		37,608	—	—	—%
									39,579	39,546	10.2%
Transportation Infrastructure
Trilon Group, LLC	(6)(7)(8)(23)	First lien senior secured loan	S+	4.75%	—%	3/24/2023	5/25/2029	—	(7)	—	—%
Tyler Distribution Centers LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.03%	—%	3/12/2025	3/12/2030	—	(54)	—	—%
Tyler Distribution Centers LLC	(6)(7)(12)	First lien senior secured loan	S+	5.03%	9.04%	3/12/2025	3/12/2030	32,000	31,703	31,994	8.2%
									31,642	31,994	8.2%
Water Utilities
Ironhorse Purchaser, LLC	(6)(7)(8)(23)	First lien senior secured loan	S+	5.25%	—%	12/21/2023	9/30/2027	—	(68)	—	—%
Ironhorse Purchaser, LLC	(6)(7)(23)	First lien senior secured loan	S+	5.25%	9.41%	12/21/2023	9/30/2027	9,773	9,665	9,773	2.5%
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.08%	2/20/2025	6/28/2029	593	593	593	0.2%
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	9.75%	6/28/2024	6/28/2029	2,814	2,796	2,814	0.7%
									12,986	13,180	3.4%
Total non-controlled/non-affiliated investments									709,599	708,929	182.3%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
IVM GK9 Holdings LLC		Equity				10/07/2022		14,969	4,881	5,000	1.3%
									4,881	5,000	1.3%
Diversified Consumer Services
3360 Frankford LLC	(17)	Equity				9/23/2024		2,458,671	2,459	2,459	0.6%
									2,459	2,459	0.6%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Hotels, Restaurants & Leisure
Liberty Top Holdings, LLC	(15)(18)	Equity			2/28/2025		3,000,000	3,000	3,000	0.8%
								3,000	3,000	0.8%

Real Estate Management & Development
NW1LS CO-INVEST LP	(8)	Equity			4/10/2025		10,640,000	10,103	9,668	2.5%
								10,103	9,668	2.5%
Total non-controlled/affiliated investments								20,443	20,127	5.2%
Controlled/affiliated investments (10)
Insurance
GELDO Inc.	(15)(19)	Preferred Equity			6/17/2025		3,857,032	3,000	3,000	0.8%
								3,000	3,000	0.8%
IT Services
Lafayette Square Technologies, LLC	(20)	Equity			8/04/2025		10,000	1,000	1,000	0.3%
								1,000	1,000	0.3%
Professional Services
Studio Lafayette, LLC	(21)	Equity			8/4/2025		5,000	500	500	0.1%
Worker Solutions LLC	(16)	Equity			12/30/2024		3,500,000	1,350	1,350	0.3%
								1,850	1,850	0.4%
Real Estate Management & Development
Neighborhood Grocery Catalyst Fund LLC	(8)(14)	Equity			3/28/2024		15,937,500	7,672	7,672	2.0%
Truly Redlands LLC	(22)	Equity			9/30/2025		45,000	4,500	4,500	1.2%
								12,172	12,172	3.2%
Total controlled/affiliated investments								18,022	18,022	4.7%

Total Portfolio Investments								$748,064	$747,078	192.2%

Cash equivalents
Cash Equivalents	(9)	Money market fund					178,732	178,732	178,732	46.0%
Total cash equivalents								178,732	178,732	46.0%
Total Portfolio Investments and Cash Equivalents								$926,796	$925,810	238.2%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2025

(1)
Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement of
Investments."

(2)	Footnote is currently not in use.
(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $388,678 as of September 30, 2025.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 4.00%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the
Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of
September 30, 2025. As of September 30, 2025, the reference rates for our variable rate loans were the 180-day SOFR at 3.85%, 90-day SOFR at 3.98%, and 30-day SOFR at 4.13%.

(8)
Position or portion thereof is an unfunded loan or equity commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2025:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2025

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment	Fair Value
First Lien Debt
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	—%	Delayed Draw Term Loan	5/30/2029	1,000	—
Capital City LLC	—%	Delayed Draw Term Loan	9/20/2029	2,500	(5)
CentralBDC Enterprises, LLC	0.50%	Revolver	6/11/2029	1,032	—
Core Capital Partners II-S LP	—%	Revolver	10/11/2027	8,581	—
DRS Imaging Services LLC	0.50%	Delayed Draw Term Loan	3/28/2030	4,252	—
DRS Imaging Services LLC	0.50%	Revolver	3/28/2030	4,000	—
Electro Technical Industries, LLC	0.50%	Revolver	3/31/2030	2,222	—
Flatworld Intermediate Corporation	0.50%	Revolver	3/25/2030	7,200	—
Genuine Food Lab LLC	0.75%	Delayed Draw Term Loan	6/6/2030	5,000	—
Ironhorse Purchaser, LLC	1.00%	Delayed Draw Term Loan	9/30/2027	6,377	—
Liberty Lenwich Holdings LLC	0.50%	Revolver	2/28/2030	3,000	—
Liberty Lenwich Holdings LLC	0.50%	Delayed Draw Term Loan	2/28/2030	3,000	—
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	6,781	(3)
Rotolo Consultants, Inc.	0.50%	Revolver	1/31/2031	6,703	—
Soapy Joe's Midco OC Holdings LLC	0.45%	Delayed Draw Term Loan	4/22/2030	5,000	—
Synergi, LLC	0.50%	Revolver	12/17/2027	3,075	(8)
TEC Services LLC	1.00%	Delayed Draw Term Loan	12/31/2029	3,000	—
TEC Services LLC	0.50%	Revolver	12/31/2029	2,000	—
Trilon Group, LLC	0.50%	Revolver	5/25/2029	915	—
truCurrent LLC	0.50%	Delayed Draw Term Loan	2/12/2029	15,000	—
Tyler Distribution Centers LLC	0.50%	Revolver	3/12/2030	6,000	—
Xpect Solutions, LLC	0.50%	Revolver	10/7/2029	2,500	—
Xpect Solutions, LLC	0.50%	Delayed Draw Term Loan	10/7/2029	2,000	—
ZRG Partners LLC	1.00%	Delayed Draw Term Loan	6/14/2029	1,566	—
ZRG Partners LLC	0.50%	Revolver	6/14/2029	1,263	—
Equity
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	4,828	—
NW1LS CO-INVEST LP	—%	Equity	—	332	—
Worker Solutions LLC	—%	Equity	—	2,150	—
				$111,277	$(16)

(9)
Cash equivalents balance represents amounts held in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of September 30, 2025, $178,732 was held in
FGTXX and had an average one-year yield of 4.40%.

(10)
Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company’s non-controlled/affiliated investments and controlled/affiliated investments were as follows:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2025

Non-controlled/affiliated investments	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2025	Investment Income
3360 Frankford LLC	$2,459	$—	$—	$—	$2,459	$—
GK9 Global Companies, LLC	22,124	115	(22,124)	(115)	—	647
IVM GK9 Holdings LLC	5,000	—	—	—	5,000	—
Liberty Top Holdings, LLC	—	3,000	—	—	3,000	159
NW1LS CO-INVEST LP	—	10,103	—	(435)	9,668	—
Non-controlled/affiliated investments	$29,583	$13,218	$(22,124)	$(550)	$20,127	$806

Controlled/affiliated investments	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2025	Investment Income
GELDO Inc.	$—	$3,000	$—	$—	$3,000	$—
Lafayette Square Technologies, LLC	—	1,000	—	—	1,000	—
Neighborhood Grocery Catalyst Fund LLC	4,219	4,000	(547)	—	7,672	36,688
Studio Lafayette, LLC	—	500	—	—	500	—
Truly Redlands LLC	—	4,500	—	—	4,500	—
Worker Solutions LLC	350	1,000	—	—	1,350	—
Controlled/affiliated investments	$4,569	$14,000	$(547)	$—	$18,022	$36,688

(11)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.

(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns 31.25% of the equity interests in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
(16)	The Company owns 100.00% of the equity interests in Worker Solutions, LLC.
(17)	The Company owns a 66.40% of the equity interests in 3360 Frankford LLC.
(18)	The Company owns a 7.02% share in Liberty Top Holdings, LLC.
(19)	The Company owns a 30.00% share in GELDO Inc.
(20)	The Company owns a 100.00% share in Lafayette Square Technologies, LLC.
(21)	The Company owns a 100.00% share in Studio Lafayette, LLC.
(22)	The Company owns a 47.37% share in Truly Redlands LLC.
(23)	Assets are pledged as collateral for the ING Credit Facility. See Note 5 “Debt”.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(8)(12) (19)	First lien senior secured loan	S+	6.00%	10.33%	10/1/2024	10/1/2029	$1,000	$952	$991	0.3%
C Speed LLC	(6)(7)(12)	First lien senior secured loan	S+	6.00%	10.33%	10/1/2024	10/1/2029	15,262	15,117	15,117	4.3%
									16,069	16,108	4.6%
Application Software
CentralBDC Enterprises, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.00%	9.33%	6/25/2024	6/11/2029	1,642	1,628	1,642	0.5%
CentralBDC Enterprises, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.00%	9.33%	6/25/2024	6/11/2029	16,758	16,660	16,758	4.8%
									18,288	18,400	5.3%
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)(19)	First lien senior secured loan	S+	6.95%	11.73%	12/20/2022	1/15/2029	$20,282	$20,195	$20,282	5.8%
Zero Waste Recycling LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	6.45%	11.23%	6/29/2022	5/15/2026	4,597	4,664	4,597	1.3%
Zero Waste Recycling LLC	(6)(7)(19)	First lien senior secured loan	S+	6.45%	11.04%	6/29/2022	5/15/2026	13,186	13,119	13,186	3.7%
ZWR Holdings, Inc.	(19)	Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/16/2027	1,738	1,738	1,712	0.5%
ZWR Holdings, Inc.		Warrants				8/16/2021		24,953	—	—	—%
									39,716	39,777	11.3%
Construction & Engineering
Synergi, LLC	(6)(7)(19)	First lien senior secured loan	S+	7.50%	12.09%	12/19/2022	12/17/2027	17,561	17,449	17,451	5.0%
Synergi, LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	7.50%	—%	12/19/2022	12/17/2027	—	(22)	(23)	—%
									17,427	17,428	5.0%
Diversified Financial Services
Core Capital Partners II-S LP	(6)(7)(8)(19)	First lien senior secured loan	S+	7.50%	11.83%	10/11/2024	10/11/2027	766	655	759	0.2%
Core Capital Partners II-S LP	(6)(7)(19)	First lien senior secured loan	S+	7.50%	11.83%	10/11/2024	10/11/2027	28,000	27,733	27,733	7.9%
									28,388	28,492	8.1%
Food & Staples Retailing
Capital City LLC	(6)(7)(8)(15)	First lien senior secured loan	S+	8.00%	—%	9/20/2024	9/20/2029	—	(24)	—	—%
Capital City LLC	(6)(7)(15)	First lien senior secured loan	S+	8.00%	12.33%	9/20/2024	9/20/2029	499	494	494	0.1%
									470	494	0.1%
Gas Utilities
TCFIII Owl Buyer LLC	(6)(7)(19)	First lien senior secured loan	S+	5.50%	9.96%	1/31/2023	4/17/2026	10,787	10,737	10,787	3.1%
TCFIII Owl Buyer LLC	(6)(7)(19)	First lien senior secured loan	S+	5.50%	10.94%		4/17/2026	—	—	—	—%
									10,737	10,787	3.1
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	5.75%	10.08%	11/10/2023	11/10/2028	9,863	9,758	9,863	2.8%
MSPB MSO, LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	5.75%	10.08%	11/10/2023	11/10/2028	1,695	1,629	1,695	0.5%
MSPB MSO, LLC	(6)(7)(19)	First lien senior secured loan	S+	5.75%	10.08%	11/10/2023	11/10/2028	8,391	8,315	8,391	2.4%
									19,702	19,949	5.7%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)(19)	First lien senior secured loan	S+	6.75%	11.21%	3/20/2023	2/15/2028	17,768	17,595	17,768	5.0%
									17,595	17,768	5.0%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)(19)	First lien senior secured loan	S+	7.00%	11.59%	1/25/2023	3/31/2025	1,034	1,027	1,034	0.3%
LC Hospitality, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.50%	9.83%	7/25/2024	7/25/2031	9,843	9,661	9,843	2.8%
									10,688	10,877	3.1%
Independent Power & Renewable
National Carbon Technologies – California, LLC	(8)(19)	First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	8,400	8,388	8,388	2.4%
									8,388	8,388	2.4%
Electric Utilities
truCurrent LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	7.25%	—%	2/12/2024	2/12/2029	—	(103)	—	—%
truCurrent LLC	(6)(7)(19)	First lien senior secured loan	S+	7.25%	11.58%	2/12/2024	2/12/2029	12,500	12,389	12,500	3.5%
									12,286	12,500	3.5%
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9) (12)	First lien senior secured loan	S+	8.93%	13.62%	5/1/2023	5/14/2026	3,425	3,399	3,425	1.0%
Xpect Solutions, LLC	(6)(7)(8)(12) (19)	First lien senior secured loan	S+	5.75%	10.08%	10/7/2024	10/7/2029	7,500	7,452	7,427	2.1%
Xpect Solutions, LLC	(6)(7)(8)(12) (19)	First lien senior secured loan	S+	5.75%	10.08%	10/7/2024	10/7/2029	750	731	743	0.2%
Xpect Solutions, LLC	(6)(7)(12) (19)	First lien senior secured loan	S+	5.75%	10.08%	10/7/2024	10/7/2029	22,444	22,225	22,225	6.3%
									33,807	33,820	9.6%
Interactive Media & Services
Dance Nation Holdings LLC	(6)(7)(19)	First lien senior secured loan	S+	6.95%	11.54%	8/24/2023	8/24/2028	31,815	31,565	31,815	9.0%
Dance Nation Holdings LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	6.95%	11.54%	8/24/2023	8/24/2028	826	794	826	0.2%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		1,652,200	1,652	1,652	0.5%
									34,011	34,293	9.7%
Media
Direct Digital Holdings, LLC	(6)(7)(19)	First lien senior secured loan	S+	8.45%	13.11%	6/29/2022	12/3/2026	7,596	7,576	7,264	2.1%
Direct Digital Holdings, LLC	(6)(7)(19)	First lien senior secured loan	S+	8.45%	12.93%	6/29/2022	12/3/2026	26,625	26,564	25,461	7.2%
									34,140	32,725	9.3%
Pharmaceuticals
Med Learning Group, LLC	(6)(7)(19)	First lien senior secured loan	S+	6.25%	10.58%	3/26/2024	12/30/2027	15,570	15,439	15,570	4.4%
Med Learning Group, LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	6.25%	10.58%	3/26/2024	12/30/2027	856	839	856	0.2%
									16,278	16,426	4.6%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Professional Services
M&S Acquisition Corporation	(6)(7)(12) (19)	First lien senior secured loan	S+	6.50%	11.09%	12/19/2023	12/19/2028	42,215	41,862	42,216	12.0%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.4%
ZRG Partners LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	6.00%	10.46%	10/21/2024	6/14/2029	2,600	2,568	2,580	0.7%
ZRG Partners LLC	(6)(7)(8)(19)	First lien senior secured loan	P+	5.00%	12.50%	10/21/2024	6/14/2029	168	150	167	—%
ZRG Partners LLC	(6)(7)(19)	First lien senior secured loan	S+	6.00%	10.66%	10/21/2024	6/14/2029	11,402	11,322	11,322	3.2%
									57,402	57,785	16.3%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)(19)	First lien senior secured loan	S+	8.70%	13.29%	10/6/2023	10/6/2026	2,000	1,987	1,985	0.6%
Standard Real Estate Investments LP	(6)(7)(19)	First lien senior secured loan	S+	8.70%	13.29%	10/6/2023	10/6/2026	3,000	2,978	2,978	0.8%
									4,965	4,963	1.4%
Restaurants
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+	7.00%	12.00%	11/20/2023	12/31/2027	3,121	3,095	3,112	0.9%
Café Zupas, L.C	(6)(7)(8)(12)	First lien senior secured loan	S+	7.00%	12.02%	11/20/2023	12/31/2027	334	330	333	0.1%
Café Zupas, L.C	(6)(7)(12)	First lien senior secured loan	S+	7.00%	12.02%	11/20/2023	12/31/2027	8,359	8,289	8,338	2.4%
									11,714	11,783	3.4%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12) (19)	First lien senior secured loan	S+	6.75%	11.08%	5/31/2024	5/30/2029	42,000	41,613	39,900	11.3%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants				5/31/2024		166,108	—	—	—%
									41,613	39,900	11.3%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(8) (12)(19)	First lien senior secured loan	S+	6.45%	11.04%	12/21/2023	6/21/2028	24,632	24,396	24,632	7.0%
Best Friends Pet Care Holdings Inc.	(6)(7)(12) (19)	First lien senior secured loan	S+	6.45%	11.04%	12/21/2023	6/21/2028	15,656	15,501	15,656	4.4%
									39,897	40,288	11.4%
Transportation Infrastructure
H.W. Lochner, Inc.	(6)(7)(19)	First lien senior secured loan	S+	6.25%	10.99%	3/29/2023	7/2/2027	13,006	12,740	13,006	3.7%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	5.50%	10.31%	3/24/2023	5/25/2029	12,157	12,152	12,157	3.4%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.50%	10.19%	3/24/2023	5/25/2029	1,253	1,253	1,253	0.4%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.50%	10.25%	3/24/2023	5/25/2029	114	107	114	—%
									26,252	26,530	7.5%
Water Utilities
Ironhorse Purchaser, LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	5.25%	—%	12/21/2023	9/30/2027	—	(94)	—	—%
Ironhorse Purchaser, LLC	(6)(7)(19)	First lien senior secured loan	S+	5.25%	9.61%	12/21/2023	9/30/2027	10,021	9,868	10,021	2.8%
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.07%	6/28/2024	6/28/2029	13,433	13,338	13,433	3.9%
									23,112	23,454	6.7%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Total non-controlled/non-affiliated investments									522,945	522,935	148.4%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(12)	First lien senior secured loan	S+	7.50%	12.09%	10/07/2022	10/07/2027	18,734	18,630	18,734	5.3%
GK9 Global Companies, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	7.50%	12.09%	10/07/2022	10/07/2027	3,390	3,379	3,390	1.0%
IVM GK9 Holdings LLC		Equity				10/07/2022		14,969	4,881	5,000	1.4%
									26,890	27,124	7.7%
Diversified Consumer Services
3360 Frankford LLC	(2)(17)	Equity				9/23/2024		2,458,671	2,459	2,459	0.7%
									2,459	2,459	0.7%
Total non-controlled/affiliated investments									29,349	29,583	8.4%
Controlled/affiliated investments (10)
Professional Services
Worker Solutions LLC	(16)	Equity				12/30/2024		350,000	350	350	0.1%
									350	350	0.1%
Real Estate Management & Development
Neighborhood Grocery Catalyst Fund LLC	(2)(8)(14)	Equity				3/28/2024		4,218,750	4,219	4,219	1.2%
									4,219	4,219	1.2%
Total controlled/affiliated investments									4,569	4,569	1.3%

Total Portfolio Investments									$556,863	$557,087	158.1%

Cash equivalents
Cash equivalents	(18)	Money market fund						202,452	$202,452	$202,452	57.4%
Total cash equivalents									$202,452	$202,452	57.4%
Total Portfolio Investments and Cash Equivalents									$759,315	$759,539	215.5%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

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

(9)
The Company categorized its unitranche loan as First Lien Senior Secured Loan. The First Lien Senior Secured Loan is comprised of two components: a first out tranche (“First Out”) and last out tranche (“Last
Out”). The Company syndicates the First Out tranche and retains the Last Out tranche. The First Out and Last Out tranches have the same maturity date. Interest disclosed reflects the contractual rate of First Lien
Senior Secured Loan. The First Out tranche has priority over the Last Out tranche with respect to payments of principal, interest and any amounts due thereunder. The Company may be entitled to receive additional interest as a result of the Agreement Among Lenders (“AAL”) entered into with the First Out lender. In exchange for the higher interest rate, the Last Out tranche is effectively subordinated in right of payment to the First Out tranche and risk of loss.

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
(18)
Cash equivalents balance represents amounts held in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of December 31, 2024, $202,452 was held in
FGTXX and had an average one-year yield of 5.06%.

(19)	Assets are pledged as collateral for the ING Credit Facility. See Note 5 “Debt”.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Notes to Consolidated Financial Statements
September 30, 2025
(dollar amounts in thousands, except per share data or otherwise noted)
Note 1. Organization
Lafayette Square USA, Inc. (the “Company,” which term refers to either Lafayette Square USA, Inc. or Lafayette Square
USA, Inc. together with its consolidated subsidiaries, as the context may require) is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the
1940 Act. On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire
BDC, Inc.” to “Lafayette Square USA, Inc.” In addition, for U.S. federal income tax purposes, the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax years ending December 31, 2021 and
December 31, 2022. The Company has elected to be treated, and intends to qualify annually thereafter, as a RIC under
Subchapter M of the Code. However, there is no guarantee that the Company will qualify to make such an election for any future taxable year.
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
The Company previously formed wholly owned subsidiaries, LS BDC Holdings, LLC, LS BDC Holdings (DN), LLC, LS
BDC Holdings (160), LLC and LS SBIC Holdings (160), LLC, each of which was a Delaware limited liability company, to hold certain equity or equity-like investments in portfolio companies to which the Company has also made loans. In addition, LS BDC Holdings (NGCF), LLC, a wholly owned subsidiary of the Company, was formed to co-own and co-
manage NGCF Manager LLC (the “NGCF Manager”) with the affiliate of a third-party investor.  The NGCF Manager manages Neighborhood Grocery Catalyst Fund LLC (“NGCF”), a private real estate investment vehicle, whose investment strategy focuses on necessity-based, ecommerce-resistant, and well-located neighborhood shopping centers anchored by omni-channel grocers serving the essential needs of diverse communities.
In December of 2024, the Company consolidated its equity investments in LS BDC Holdings, LLC. On December 18,
2024, LS BDC Holdings (NGCF), LLC transferred its interest in NGCF Manager to LS BDC Holdings, LLC and on
December 30, 2024, dissolved. On December 31, 2024, LS BDC Holdings (160), LLC and LS BDC Holdings (DN), LLC
merged into LS BDC Holdings, LLC.
The Company formed two wholly owned subsidiaries, LS SBIC LP and LS SSBIC LP, each licensed by the U.S. Small
Business Administration (the “SBA”), to invest in eligible “small businesses” as defined by the SBA. LS SBIC LP received its SBIC license on February 1, 2023 (made effective as of January 27, 2023) and LS SSBIC LP received its SSBIC license on September 12, 2024. SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations), and the SSBIC license permits the Company to issue an additional $175.0 million of SBA-guaranteed debentures with at least $87.5 million in regulatory capital, subject to the SBA’s approval. As a result, the Company can access up to $350.0 million in SBA-
guaranteed debentures for its family of SBIC funds under common control. The Company consolidates its wholly owned subsidiaries in its consolidated financial statements from the date of each subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.
The Company formed a wholly owned subsidiary, Lafayette Square RBIC, LP (“LS RBIC LP”), which as of September 19,
2025, has been licensed by the U.S. Department of Agriculture (“USDA”) as a Rural Business Investment Company to
help meet the equity capital investment needs in rural communities. The Company also formed a wholly owned subsidiary,
Lafayette Life Company, LLC.
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
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2024, included in the Company’s annual report on
Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2025. The
results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.
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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit
Insurance Corporation insurance limits. As of September 30, 2025 and December 31, 2024, the Company held $178,732 and $202,452 in cash and cash equivalents, respectively, of which no cash or cash equivalents were restricted. Of the total cash and cash equivalents balance, $178,732 and $202,452 were held in interest bearing money market fund, Goldman
Sachs Financial Square Government Fund (FGTXX), with U.S. Bank National Association as of September 30, 2025 and
December 31, 2024, respectively. For the three and nine months ended September 30, 2025, the Company earned $1,115 and $3,587, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations. For the three and nine months ended
September 30, 2024, the Company earned $518 and $2,271, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations.
Investments in money market funds are categorized as Level 1 in the fair value hierarchy.
Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it to do business legally. Offering costs consist of costs incurred in connection with the offering of the common stock of the Company.
The Company’s initial organizational costs incurred were expensed as incurred, and initial offering costs are amortized over one year. The Company reimburses the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of September 30, 2025, the Company had incurred $919 of organization and offering costs.
Deferred Financing Costs
Deferred financing costs, incurred in connection with any credit facility, SBA-guaranteed debentures, and Notes  (see Note
5) are deferred and amortized over the life of the respective credit facility and SBA-guaranteed debentures.
Indemnifications
In the ordinary course of its business, the Company may enter into contracts or agreements that contain indemnifications or warranties. Future events could occur that lead to the execution of these provisions against the Company. Based on its history and experience, management believes that the likelihood of such an event is remote.
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
Original Issue Discount

Discounts to par on portfolio securities are accreted into income over the tenor of each instrument. Any remaining discount is accreted into income upon prepayment or redemption of the instrument. The Company then amortizes such amounts using the effective interest method as interest income over the expected life of the investment.
PIK Interest
The Company may, from time to time, hold loans in its portfolio that contain a payment-in-kind (“PIK”) interest provision.
PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to the Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest in cash may be deferred until the debt principal is repaid.
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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date such loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-
accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, future payments are likely to remain current. As of September 30, 2024 and September 30, 2025, we had no investments on non-accrual status.
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
Distributions
Distributions to common stockholders are recorded on the record date. The Board authorizes and declares the ordinary cash distributions of the Company on a quarterly basis. The amount to be paid out as a dividend or distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. Net realized capital gains, if any, are distributed to shareholders at least annually, although the Company can retain such capital gains for investment in its discretion.
The Company has adopted a dividend reinvestment plan (the “DRIP”) that provides for reinvestment of any distributions the Company declares in cash on behalf of its stockholders, unless a stockholder elects to receive cash. As a result, if the
Board authorizes and the Company declares a cash distribution, then stockholders who have not “opted out” of the DRIP will have their cash distribution automatically reinvested in additional shares of the Company’s common stock, rather than receiving a cash distribution. Shares issued under the DRIP are issued at a price per share equal to the most recent net asset value (“NAV”) per share as determined by the Board (subject to adjustment to the extent required by Section 23 of the
1940 Act).
Recent Accounting Pronouncements
The Company considers the applicability and impact of all accounting standard updates (“ASU”) issued by the Financial
Accounting Standards Board (“FASB”). ASUs not listed below were assessed and either determined to be not applicable or expected to have minimal impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax
Disclosures,” (“ASU 2023-09”). ASU 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted.
The Company is currently evaluating the impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income Expense
Disaggregation Disclosures (Subtopic 2200-40),” ("ASU 2024-03") which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The
Company is currently evaluating the impact on its consolidated financial statements.
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer and chief financial officer. The CODM assesses the performance of the Company and makes operating decisions on behalf of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of any distribution to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets,” and the significant segment expenses are listed on the accompanying consolidated statement of operations.
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$663,092	88.7%	$662,421	88.7%
Equity	50,465	6.7%	50,149	6.7%
Preferred equity	29,652	4.0%	29,652	4.0%
Subordinated debt	3,355	0.4%	3,356	0.4%
Convertible Note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$748,064	100.0%	$747,078	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$540,064	97.0%	$540,195	96.9%
Equity	11,909	2.1%	12,028	2.2%
Subordinated debt	1,738	0.3%	1,712	0.3%
Preferred equity	1,652	0.3%	1,652	0.3%
Convertible Note	1,500	0.3%	1,500	0.3%
Warrants	—	—%	—	—%
Total	$556,863	100.0%	$557,087	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2025 and December 31,
2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2025
	Amortized Cost		Fair Value
Empire	$218,965	29.3%	$220,948	29.6%
Far West	140,162	18.7%	140,510	18.8%
Gulf Coast	136,621	18.3%	136,491	18.3%
Mid-Atlantic	121,843	16.3%	122,099	16.3%
Great Lakes	76,901	10.3%	73,096	9.8%
Southeast	26,194	3.5%	26,400	3.5%
Cascade	17,496	2.3%	17,632	2.4%
Northeast	9,882	1.3%	9,902	1.3%
Total	$748,064	100.0%	$747,078	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Mid-Atlantic	$127,815	22.9%	$128,238	23.1%
Gulf Coast	90,857	16.3%	90,079	16.2%
Empire	88,743	15.9%	89,350	16.0%
Far West	80,838	14.5%	81,472	14.6%
Great Lakes	77,697	14.0%	76,300	13.7%
Southeast	46,592	8.4%	47,073	8.4%
Four Corners	25,226	4.5%	25,307	4.5%
Cascade	17,595	3.2%	17,768	3.2%
Northeast	1,500	0.3%	1,500	0.3%
Total	$556,863	100.0%	$557,087	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Amortized Cost		Fair Value
Commercial Services & Supplies	$68,894	9.1%	$69,015	9.2%
Specialized Consumer Services	54,737	7.3%	55,036	7.4%
Professional Services	48,410	6.5%	48,705	6.5%
Road & Rail	44,548	6.0%	40,721	5.5%
Trading Companies & Distributors	39,579	5.3%	39,546	5.3%
Media	38,142	5.1%	38,167	5.1%
Interactive Media & Services	37,281	5.0%	37,489	5.0%
IT Services	34,944	4.7%	35,307	4.7%
Transportation Infrastructure	31,642	4.2%	31,994	4.3%
Diversified Financial Services	31,140	4.2%	31,419	4.2%
Business Support Services	29,776	4.0%	30,150	4.0%
Hotels, Restaurants & Leisure	28,353	3.8%	28,421	3.8%
Real Estate Management & Development	27,366	3.7%	26,920	3.6%
Electric Utilities	22,331	3.0%	22,500	3.0%
Aerospace & Defense	19,989	2.7%	20,147	2.7%
Health Care Equipment & Services	19,813	2.6%	19,900	2.7%
Pharmaceuticals	19,603	2.6%	19,718	2.6%
Application Software	18,665	2.5%	18,758	2.5%
Insurance	18,000	2.4%	18,000	2.4%
Health Care Providers & Services	17,503	2.3%	17,632	2.4%
Diversified Telecommunication Services	16,860	2.3%	16,857	2.3%
Construction & Engineering	16,851	2.3%	16,687	2.2%
Independent Power & Renewable	13,999	1.9%	14,000	1.9%
Water Utilities	12,986	1.7%	13,180	1.8%
Electrical Equipment	12,516	1.7%	12,618	1.7%
Gas Utilities	10,682	1.4%	10,703	1.4%
Food Products	9,882	1.3%	9,902	1.3%
Diversified Consumer Services	2,459	0.3%	2,459	0.3%
Food Service Distributor	1,113	0.1%	1,127	0.2%
Total	$748,064	100.0%	$747,078	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,606	12.0%	$66,901	12.1%
Professional Services	57,752	10.4%	58,135	10.4%
Specialized Consumer Services	39,897	7.2%	40,288	7.2%
Road & Rail	41,613	7.5%	39,900	7.2%
Interactive Media & Services	34,011	6.1%	34,293	6.2%
IT Services	33,807	6.1%	33,820	6.1%
Media	34,140	6.1%	32,725	5.9%
Diversified Financial Services	28,388	5.1%	28,492	5.1%
Transportation Infrastructure	26,252	4.7%	26,530	4.8%
Water Utilities	23,112	4.2%	23,454	4.2%
Health Care Equipment & Services	19,702	3.5%	19,949	3.6%
Application Software	18,288	3.3%	18,400	3.3%
Health Care Providers & Services	17,595	3.2%	17,768	3.2%
Construction & Engineering	17,427	3.1%	17,428	3.1%
Pharmaceuticals	16,278	2.9%	16,426	2.9%
Aerospace & Defense	16,069	2.9%	16,108	2.9%
Electric Utilities	12,286	2.2%	12,500	2.2%
Restaurants	11,714	2.1%	11,783	2.1%
Hotels, Restaurants & Leisure	10,688	1.9%	10,877	2.0%
Gas Utilities	10,737	1.9%	10,787	1.9%
Real Estate Management & Development	9,184	1.6%	9,182	1.6%
Independent Power & Renewable	8,388	1.5%	8,388	1.5%
Diversified Consumer Services	2,459	0.4%	2,459	0.4%
Food & Staples Retailing	470	0.1%	494	0.1%
Total	$556,863	100.0%	$557,087	100.0%
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
The inputs used by management in estimating the fair value of Level 3 investments may include valuations and other reporting provided by representatives of the portfolio companies, original transaction prices, recent transactions for identical or similar instruments, and comparisons to fair values of comparable investments, and may include adjustments to reflect illiquidity or non-transferability. The Adviser has policies with respect to its investments, which may assist the
Adviser in assessing the quality of information provided by, or on behalf of, each portfolio investment and in determining whether such information continues to be provided by a reliable source or whether further investigation is necessary. Any such investigation, as applicable, may or may not require the Adviser to forego its normal reliance on the value supplied by, or on behalf of, such portfolio investment and to determine independently the fair value of the Company’s interest in such portfolio investments, consistent with the Adviser’s valuation procedures.
The Company has engaged an independent third-party valuation provider, which performs valuation procedures to arrive at estimated valuation ranges of the illiquid investments on a quarterly basis (other than immaterial investments, which are internally valued quarterly unless otherwise deemed appropriate by the Valuation Committee, and subsequently corroborated by an independent valuation firm on an annual basis). Investments that have been completed within the past three months are fair valued at cost unless there has been a material event since the completion date. If there has been a material event or if material information emerges that was not known as of the close of the transaction, the independent third-party valuation provider provides an independent valuation range. The types of valuation methodologies employed by the third-party valuation provider include discounted cash flow, recent financing and enterprise value valuation methodologies. Pursuant to the Rule 2a-5 under the 1940 Act, the Board has chosen to designate the Adviser as the
Valuation Designee to perform fair value determinations relating to the value of the assets for which market quotations are not readily available, subject to the Board's oversight.
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
The use of these valuation models requires significant estimation and judgment by the Adviser. While the Company believes its valuation methods are appropriate, other market participants may value identical assets differently than the
Company at the measurement date. The methods used by the Company may calculate a fair value that is not indicative of net realizable value or of future fair values. The Company may also have risk associated with its concentration of investments in certain geographic regions and industries.
To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent amounts that may ultimately be realized due to future circumstances that cannot be reasonably anticipated. Accordingly, the degree of judgment exercised by the Adviser in determining fair value is greatest for securities categorized in Level 3.
The determination of what constitutes “observable” requires significant judgment by the Adviser. The Adviser considers observable data to be market data which are readily available, regularly distributed or updated, reliable and verifiable, not proprietary. Such observable data may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy where the fair value measurement falls (in its entirety) is based on the lowest level input that is significant to the fair value measurement. The categorization of an investment within the hierarchy is based upon the pricing transparency of the investment, and observability of prices and inputs may be reduced for many investments. This condition could cause the investment to be reclassified to a lower level within the fair value hierarchy.

The consolidated financial statements include portfolio investments at fair value of $747,078 and $557,087 as of
September 30, 2025 and December 31, 2024, respectively. The fair value of the Company's portfolio investments was determined in good faith by the Company’s Board. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of
September 30, 2025 and December 31, 2024.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$662,421	$662,421
Equity	—	—	50,149	50,149
Preferred equity	—	—	29,652	29,652
Subordinated debt	—	—	3,356	3,356
Convertible note	—	—	1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$747,078	$747,078

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$540,195	$540,195
Equity	—	—	12,028	12,028
Subordinated debt	—	—	1,712	1,712
Preferred equity	—	—	1,652	1,652
Convertible note			1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$557,087	$557,087
The carrying value of the Credit Facility and SBA guaranteed debentures approximates fair value as of September 30, 2025 and December 31, 2024 and would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2025 and September 30, 2024.

	For the nine months ended September 30, 2025
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Convertible Note	Warrants	Total Investments
Balance as of December 31, 2024	$540,195	$1,712	$12,028	$1,652	$1,500	$—	$557,087
Purchases of investments and other adjustments to cost	311,911	1,617	39,103	28,000	—	—	380,631
Proceeds from sales and repayments of investments	(190,526)	—	(547)	—	—	—	(191,073)
Net realized gain (loss)	203	—	—	—	—	—	203
Net accretion of discount on investments	1,440	—	—		—	—	1,440
Net change in unrealized gain (loss) on investments	(802)	27	(435)	—	—	—	(1,210)
Balance as of September 30, 2025	$662,421	$3,356	$50,149	$29,652	$1,500	$—	$747,078

	For the nine months ended September 30, 2024
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Bonds	Equity	Preferred Equity	Warrants	Total Investments
Balance as of December 31, 2023	$265,287	$1,753	$—	$4,901	$1,652	$—	$273,593
Purchases of investments and other adjustments to cost	197,747	143	5,050	2,459	—	—	205,399
Proceeds from sales and repayments of investments	(16,483)	(312)	—	—	—	—	(16,795)
Net realized gain (loss)	—	—	—	—	—	—	—
Net accretion of discount on investments	974	—	1	—	—	—	975
Net change in unrealized gain (loss) on investments	(2,193)	76	—	99	—	—	(2,018)
Balance as of September 30, 2024	$445,332	$1,660	$5,051	$7,459	$1,652	$—	$461,154
For the nine months ended September 30, 2025, the net change in unrealized gain (loss) on investments attributable to
Level 3 investments still held on September 30, 2025 was $(1,210) as shown on the Consolidated Statements of
Operations. For the nine months ended September 30, 2024, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on September 30, 2024 was $(2,018) as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/
amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2025 and September 30, 2024.
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

The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2025 and December 31, 2024.

					Range
	Fair Value, as of September 30, 2025	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$548,120	Discounted Cash Flow	Discount Rate	13.0%	4.7%	287.7%
First lien senior secured loans	40,721	Waterfall Analysis	EV/EBITDA	6.8x	5.8x	7.8x
First lien senior secured loans	73,580	Amortized Cost	Cost	N/A	N/A	N/A
Equity	30,149	Amortized Cost	Cost	N/A	N/A	N/A
Equity	15,000	Discounted Cash Flow	Discount Rate	8.9%	6.5%	11.3%
Equity	5,000	Waterfall Analysis	EV/EBITDA	6.3x	6.0x	6.5x
Subordinated debt	1,845	Waterfall Analysis	EV/EBITDA	14.5%	13.8%	15.3%
Subordinated debt	1,511	Amortized Cost	Cost	N/A	N/A	N/A
Preferred equity	1,652	Waterfall Analysis	EV/EBITDA	6.0x	5.5x	6.5x
Preferred equity	3,000	Amortized Cost	Cost	N/A	N/A	N/A
Preferred equity	25,000	Discounted Cash Flow	Discount Rate	150.1%	12.5%	287.7%
Convertible note	1,500	Amortized Cost	Cost	N/A	N/A	N/A
Warrants	—	Waterfall Analysis	EV/EBITDA	7.5x	5.8x	8.5x
Total Level 3 Assets	$747,078

					Range
	Fair Value, as of December 31, 2024	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$404,750	Discounted Cash Flow	Discount Rate	11.2%	8.4%	18.9%
First lien senior secured loans	39,900	Comparable Multiples	EV/EBITDA	6.3x	5.5x	7.0x
First lien senior secured loans	95,545	Amortized Cost	Cost	N/A	N/A	N/A
Subordinated debt	1,712	Discounted Cash Flow	Discount Rate	14.8%	14.0%	15.5%
Equity	5,000	Comparable Multiples	EV/EBITDA	6.3x	6.0x	6.5x
Equity	7,028	Amortized Cost	Cost	N/A	N/A	N/A
Preferred equity	1,652	Comparable Multiples	EV/EBITDA	8.5x	8.3x	8.8x
Convertible note	1,500	Amortized Cost	Cost	N/A	N/A	N/A
Warrants	—	Comparable Multiples	EV/EBITDA	7.0x	5.5x	8.0x
Total Level 3 Assets	$557,087
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
Section 61(a) of the 1940 Act reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we are generally prohibited from making distribution to our stockholders or repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of such distribution or repurchase. As of
September 30, 2025 and December 31, 2024, the Company’s asset coverage ratios based on the aggregate amounts of senior securities outstanding were 225.4% and 269.2%, respectively.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the three and nine months ended September 30, 2025 and September 30, 2024:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest expense	$7,432	$2,478	$19,885	$4,668
Non-usage fee (1)	42	45	86	71
Amortization of deferred financing costs	475	191	1,247	522
Weighted average stated interest rate	6.12%	6.60%	6.10%	6.75%
Weighted average outstanding balance	$481,455	$149,376	$435,943	$92,408
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
Facility.
Credit Facilities
ING Credit Facility
On June 18, 2024, the Company entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented, or otherwise modified from time to time, the “ING Credit Facility”) with ING Capital, LLC, as
Administrative Agent, Lead Arranger, Bookrunner and Sustainability Structuring Agent. The ING Credit Facility is
guaranteed by certain subsidiaries of the Company in existence as of the closing date of the ING Credit Facility and provides that such facility will be guaranteed by certain subsidiaries of the Company formed or acquired by the Company after the date of such facility (collectively, the “Guarantors”). The ING Credit Facility permits the Company to borrow debt under such facility in an amount (the “borrowing base”) calculated based upon unused capital commitments made by investors in the Company and the value of certain eligible portfolio investments. The amount of permissible borrowings under the ING Credit Facility may be increased through an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing to the Company. The ING Credit Facility is secured by a first-priority interest in the unused commitments of the Company’s investors and substantially all of the eligible portfolio investments held by the Company and each Guarantor, subject to certain exceptions. The Company may use the proceeds of the ING Credit Facility for general corporate purposes, including the funding of portfolio investments.

The Company may borrow amounts under the ING Credit Facility in U.S. dollars or certain other permitted currencies.
Amounts drawn under the ING Credit Facility in U.S. dollars bear interest at either (i) term SOFR plus margin of 2.70%
per annum, or (ii) the alternate base rate plus margin of 1.70% per annum. In each case, the annual interest rate is adjustable based on a  sustainability-linked loan pricing structure that directly references our 2030 Goals, with ING acting as the sole Sustainability Structuring Agent. The Company may elect either the term SOFR or alternate base rate at the time of each drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the
Company’s option, subject to certain conditions. Amounts drawn under the ING Credit Facility in other permitted currencies bear interest at the relevant rate specified in such facility plus an applicable margin (including any applicable credit spread adjustment).
The ING Credit Facility includes customary affirmative and negative covenants, including certain limitations on the incurrence of additional indebtedness and liens, as well as usual and customary events of default for revolving credit facilities of this nature.
The availability period with respect to the revolving credit facility under the ING Credit Facility terminates on June 19,
2028 (“Commitment Termination Date”), and the ING Credit Facility matures on June 18, 2029 (“Maturity Date”). During the period from the Commitment Termination Date to the Maturity Date, the Company is obligated to make mandatory prepayments under the ING Credit Facility out of the proceeds of certain asset sales and other recovery events.
On September 20, 2024, the Company entered into Amendment No. 1 to the Senior Secured Revolving Credit Agreement
(the “First Amendment”), to the ING Credit Facility. The parties to the First Amendment include the Company, the lenders party thereto, Subsidiary Guarantors party thereto and ING Capital LLC, as Administrative Agent. The First Amendment
provides for, among other things, an upsize in the total commitments from lenders under the credit facility from
$75 million to $150 million.
On December 12, 2024, the Company entered into a joinder agreement (the “First Lender Joinder Agreement”), under the accordion feature in the ING Credit Facility, the aggregate commitments under the ING Credit Facility increased from
$150 million to $175 million. The parties to the First Lender Joinder Agreement include the Company, BankUnited, N.A., as additional lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
On December 20, 2024, the Company entered into a joinder agreement (the “Second Lender Joinder Agreement”), under the accordion feature in the ING Credit Facility, the aggregate commitments under such facility increased from
$175 million to $225 million. The parties to the Second Lender Joinder Agreement include the Company, Customers Bank, as additional lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
On March 20, 2025, the Company entered into a joinder agreement (the “Third Joinder Agreement”) under the accordion feature in the ING Credit Facility, the aggregate commitments under such facility increased from $225 million to
$250 million. The parties to the Third Lender Joinder Agreement include the Company, Customers Bank, as additional lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
On April 24, 2025, the Company entered into Amendment No. 2 to the Senior Secured Revolving Credit Agreement (the
“Second Amendment”), which amended the ING Credit Facility. The parties to the Second Amendment include the
Company, the lenders party to such amendment, Subsidiary Guarantors party to such amendment and ING Capital LLC, as
Administrative Agent. The Second Amendment provides for an increase of the accordion provision to permit increases in the total facility amount of up to $275 million and permit the Company to enter into repurchase agreements in an aggregate nominal amount of up to $30 million.
Also on April 24, 2025 the Company entered into a waiver letter permitting the Company to enter into a repurchase agreement with Midcap Financial Trust dated as of April 17, 2025.
On May 30, 2025, the Company entered into a joinder agreement (the “Fourth  Joinder Agreement”) under the accordion feature in the ING Credit Facility pursuant to which aggregate commitments under such facility increased from

$250 million to $275 million. The parties to the Fourth Lender Joinder Agreement include the Company, City National
Bank, as additional lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
As amended as of September 30, 2025, the ING Credit Facility allows us to borrow up to $275 million, subject to certain restrictions, including availability under the borrowing base of up to an aggregate of $300 million.
As of September 30, 2025 and December 31, 2024, we had $245.0 million and $208.2 million, respectively, in outstanding borrowings from the ING Credit Facility and availability as determined under the borrowing base of the ING Credit
Facility of $30 million.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Credit Facility for the three and nine months ended September 30, 2025 and September 30, 2024:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest expense	$3,998	$888	$11,523	$1,103
Non-usage fee (1)	42	45	86	45
Amortization of financing costs	202	60	498	69
Weighted average stated interest rate	7.17%	8.95%	7.11%	8.77%
Weighted average outstanding balance	$221,074	$39,478	$216,684	$16,814
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the ING Credit
Facility.
Subscription Facility
On February 2, 2022, the Company entered into a subscription-based credit agreement with Sumitomo Mitsui Banking
Corporation, which was amended on June 28, 2022, December 21, 2022, and February 1, 2024 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allowed the Company to borrow up to $38.4 million, subject to certain restrictions, including availability under a borrowing base that was based upon unused capital commitments made by investors in the Company. The amount of permissible borrowings under the
Subscription Facility could be increased to up to $1 billion with the consent of the lenders. The Subscription Facility bore interest at an annual rate of: (i) with respect to reference rate loans, a reference rate for the period plus a margin equal to
2.50% (the "Applicable Margin") and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%.
Subject to certain exceptions, the Subscription Facility was secured by a first lien security interest in the Company’s unfunded investor equity capital commitments. The Subscription Facility included customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for credit facilities of this nature. The Subscription Facility matured on May 2, 2024 and, on such date, all of the Company’s obligations under the Subscription Facility terminated.
As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings from the Subscription
Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Subscription Facility for the three and nine months ended September 30, 2025 and September 30, 2024:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest expense	$—	$—	$—	$492
Non-usage fee (1)	—	—	—	26
Amortization of financing costs	—	—	—	218
Weighted average stated interest rate	—%	—%	—%	7.83%
Weighted average outstanding balance	$—	$—	$—	$8,397
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
Facility.
SBA-Guaranteed Debentures
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of September 30, 2025 and December 31,
2024, the Company funded LS SBIC LP and LS SSBIC LP with an aggregate total of $115.0 million and $110.0 million, respectively, of regulatory capital, and have $230.0 million and $192.5 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC
LP and LS SSBIC LP  may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2025:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	$45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	$82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	$27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	$9,995	4.76%	0.347%
June 27, 2025	September 1, 2035	$27,500	4.88%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2025 and September 30, 2024:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest expense	$2,902	$1,355	$7,830	$2,448
Non-usage fee	—	—	—	—
Amortization of financing costs	273	131	749	235
Weighted average stated interest rate	5.01%	5.62%	5.01%	5.64%
Weighted average outstanding balance	$230,000	$95,952	$209,022	$57,983
Notes Payable
On August 19, 2025, Lafayette Square USA, Inc. (the “Company”) entered into a Note Purchase Agreement (the “Note
Purchase Agreement”) governing the issuance of $65,000,000 in aggregate principal amount of 7.00% Senior Notes (the
“Notes”) to qualified institutional investors in a private placement.
The Notes were issued on August 19, 2025 and will mature on August 19, 2030 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms and have a fixed interest rate of 7.00% per annum.
Interest on the Notes will be due semiannually. These interest rates are subject to increase (up to a maximum increase of
2.00% above the stated rate for the Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds.
The Notes are general unsecured obligations of the Company that rank at least pari passu, without preference or priority, with all other unsecured and unsubordinated indebtedness of the Company. The Notes are guaranteed, on a senior unsecured basis, by LS BDC Holdings, LLC (the “Guarantor”), a wholly owned subsidiary of the Company.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants, such as maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act of 1940, as amended, a minimum consolidated net worth test and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods.
In addition, the Company is obligated to offer to repay the Notes at 100% of the principal amount of such Notes, together with interest on such Notes accrued to, if certain change in control events occur.
The Notes were offered in reliance on Section 4(a)(2) of Securities Act of 1933, as amended (the “Securities Act”). The
Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. The Company intends to use the net proceeds from this offering for its general corporate purposes.
As of September 30, 2025, the carrying amount of the Company’s borrowings under the Notes approximated its fair value.
As of September 30, 2025, unamortized debt issuance costs of $1,685 are being deferred and amortized over the remaining term of the Notes. As of September 30, 2025, the Notes had an outstanding balance of $65,000.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Notes for the three and nine months ended September 30, 2025 and September 30, 2024:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest expense	$532	$—	$532	$—
Non-usage fee (1)	—	—	—	—
Amortization of financing costs	—	—	—	—
Weighted average stated interest rate	6.95%	—%	6.94%	—%
Weighted average outstanding balance	$30,380	$—	$10,238	$—
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
As of September 30, 2025 and December 31, 2024, the Company had no outstanding borrowings from the Repurchase
Obligations.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Repurchase Obligations for the three and nine months ended September 30, 2025 and September 30, 2024:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest expense	$—	$235	$—	$625
Non-usage fee	—	—	—	—
Amortization of financing costs	—	—	—	—
Weighted average stated interest rate	—%	6.68%	—%	9.05%
Weighted average outstanding balance (1)	$—	$13,946	$—	$9,214
The facilities of the Company consist of the following:

	September 30, 2025			December 31, 2024
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$275,000	$244,982	$30,018	$225,000	$208,232	$16,768
SBA-Guaranteed Debentures	230,000	230,000	—	192,505	192,505	—
Note payable	65,000	65,000	—	—	—	—
Total	$570,000	$539,982	$30,018	$417,505	$400,737	$16,768
Note 6. Related Party Agreements and Transactions
Investment Advisory Agreement
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. The Board initially approved the Investment Advisory Agreement on April 26 2021 and
most recently approved its renewal on May 8, 2025. The Adviser is a registered investment adviser with the SEC. The
Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.
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
For the three and nine months ended September 30, 2025, the Company incurred Management Fee expense of $1,713 and
$4,776, respectively. For the three and nine months ended September 30, 2024, the Company incurred Management Fee expense of $1,147 and $2,761, respectively. As of September 30, 2025 and December 31, 2024, $1,713 and $1,375,
respectively, of such expense remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-Incentive Fee Net Investment Income Returns,
expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a
“hurdle rate” of return of 1.25% per quarter (5.0% annualized).
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
For the three and nine months ended September 30, 2025, the Company incurred Income-Based Fees of $1,609 and $4,743, respectively. For the three and nine months ended September 30, 2024, the Company incurred Income-Based Fees of
$1,312 and $3,694, respectively. As of September 30, 2025 and December 31, 2024, $1,609 and $1,578 of such fees, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2025 and September 30, 2024, $0 and $0 Capital Gains Fees were incurred.
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
For the three and nine months ended September 30, 2025, the Company incurred $450 and $1,350, respectively, in fees under the Administrative Agreement. For the three and nine months ended September 30, 2024, the Company incurred

$500 and $1,506, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2025 and December 31,
2024, $0 and $0, respectively, were unpaid and included in administrative services fee payable in the accompanying
Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the
Company’s commencement of operations.
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
Due to/from Affiliate
From time to time, the Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of
September 30, 2025 and December 31, 2024, $241 and $221, respectively, were included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses paid by the Administrator on behalf of the Company. As of September 30, 2025 and December 31, 2024, $543 and $260, respectively, were included in the Due from Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses due from the
Administrator on behalf of the Company.
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
As of September 30, 2025 and December 31, 2024, the Company has no Unreimbursed Expense Payable.
Note 7. Commitments and Contingencies
As of September 30, 2025, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of September 30, 2025 and December 31, 2024 the fair value of unfunded commitments held by the Company was $(16) and $(25), respectively, as shown on the Consolidated Schedule of
Investments. The Company had the following unfunded commitments to fund investments as of the indicated dates:

	Par Value as of	Par Value as of
	September 30, 2025	December 31, 2024
Unfunded debt securities	$103,967	$109,633
Unfunded equity securities	7,310	11,431
Total unfunded commitments	$111,277	$121,064
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
For the nine months ended September 30, 2025 and year ended December 31, 2024, independent directors fees will be paid in the form of our common stock issued at a price per share equal to the greater of NAV or the market price, if any, at the time of payment. On April 29, 2024, the Company issued 21,333 shares of common stock to our directors as compensation for their services for the fiscal year ended December 31, 2023.
No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940
Act). For the three and nine months ended September 30, 2025, the Company accrued $80 and $240 for directors’ fees expense, respectively. For the three and nine months ended September 30, 2024, the Company accrued $80 and $240 for directors’ fees expense, respectively.
Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended
September 30, 2025 and September 30, 2024:

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$5,658	$4,603	$25,910	$18,952
Weighted average common shares outstanding	24,463,746	22,614,966	24,221,279	22,126,853
Earnings (loss) per common share (basic and diluted):	$0.23	$0.20	$1.07	$0.86
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
As of September 30, 2025 and December 31, 2024, the Company had closed capital commitments totaling $411.2 million and $409.8 million, respectively, for the private placement of the Company's common stock, of which $41.0 million and
$66.7 million, respectively, were uncalled.

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
March 26, 2025	116,132	$1,721	$14.82
September 29, 2025	1,697,972	25,487	15.01
Total	1,814,104	$27,208	$15.00

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
April 29, 2024	733,093	$10,996	$15.00
September 25, 2024	1,027,611	15,228	14.82
Total	1,760,704	26,224	$14.89

Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company elected to be taxed as a RIC under the Code for its taxable year ending December 31, 2024, and the Company intends to continue making such elections with respect to future taxable years. As a RIC, the Company is required to distribute dividends each tax year as a RIC to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the Code. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
The Company has adopted the DRIP that provides for the automatic reinvestment of all cash distributions declared by the
Board, unless a stockholder elects to “opt out” of the DRIP. As a result, if the Board declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving a cash distribution. The Company reserves the right to use primarily newly issued shares to implement the DRIP, whether the shares are trading at a price per share at or above NAV. NAV is determined as of the latest available quarter end before such distribution. However, the Company reserves the right to purchase shares in the open market in connection with the implementation of the DRIP. In the event the price per share is trading at a discount to NAV, the Company intends to purchase shares in the open market rather than issue new shares.
For the nine months ended September 30, 2025 the following table summarizes the distributions declared on shares of the
Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
March 25, 2025	March 25, 2025	May 6, 2025	$8,393	$0.35	182,443
June 27, 2025	June 27, 2025	August 1, 2025	$8,503	$0.35	197,026
September 26, 2025	September 26, 2025	October 24, 2025	$8,573	$0.35	201,788
For the nine months ended September 30, 2024 the following table summarizes the distributions declared on shares of the
Company’s common stock and shares distributed pursuant to the DRIP to stockholders who had not opted out of the DRIP:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
March 26, 2024	March 22, 2024	May 06, 2024	$6,475	$0.30	140,902
June 28, 2024	June 25, 2024	August 06, 2024	$6,738	$0.30	147,220
September 24, 2024	September 24, 2024	November 04, 2024	$7,460	$0.33	164,271
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
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income
Taxes, as of September 30, 2025 and December 31, 2024.
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
As of September 30, 2025, the Company did not have a capital loss carryforward.
For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the nine months ended
September 30, 2025 and for the year ended December 31, 2024, were as follows:

	For the nine months ended September 30, 2025	For the year ended December 31, 2024
Ordinary Income	$25,469	$28,526
Long-term Capital Gain	$—	$—
Return of Capital	$—	$—
As of September 30, 2025 and December 31, 2024, the tax cost and estimated gross unrealized appreciation/(depreciation)
from investments for federal income tax purposes were as follows.

	September 30, 2025	December 31, 2024
Tax cost	$748,064	$556,863
Gross unrealized appreciation	$3,373	$3,473
Gross unrealized depreciation	(4,712)	(3,249)
Net unrealized investment appreciation / (depreciation) on investments	$(1,339)	$224
The Company has a wholly owned corporate subsidiary that is consolidated for financial statement purposes. This entity;
LS BDC Holdings, LLC (the “taxable subsidiary”), has elected to be taxed as regular c-corporation for federal income tax purposes. This taxable subsidiary recognizes deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain assets and liabilities and the reported amounts included in the accompanying consolidated balance sheet using the applicable statutory tax rates in effect for the year in which any such temporary differences are expected to reverse.
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the period January 1, 2025 through
September 30, 2025, as follows:

Period ended ended September 30, 2025
Income tax (expense)/benefit at federal statutory tax rate	$(5,441)
Income attributable to the RIC and not subject to corporate tax	5,513
State and local income tax benefit (net of federal detriment)	16
Prior year net operating loss carryforward	—
Prior year provision to return adjustments	81
Other	(9)
Permanent differences	(35)
Change in Valuation Allowance	(263)
Total income tax (expense)/benefits	$(138)
At September 30, 2025, the taxable subsidiaries did not have any capital loss carryforwards.

Net operating loss carryforwards are available to offset future taxable income. These net operating loss carryforwards can be carried forward indefinitely and may offset up to 80% of taxable income in any given year. Any unused portion will continue to be carried forward. As of September 30, 2025, the Company had a net operating loss carryforward for federal income tax purposes of $514.
At September 30, 2025, the Company determined a partial valuation allowance of the Company's gross deferred tax asset was required.  The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments.  Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized in full.  As a result, the Company recorded a partial valuation allowance with respect to its gross deferred tax asset for the quarter ended September 30, 2025. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available.  Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the
Company’s NAV per share, which could be material.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2025 and
September 30, 2024:

Per Common Share Data:(1)	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Net asset value, beginning of period	$14.81	$14.85
Net investment income (loss)	1.11	0.95
Net realized and unrealized gain (loss)	(0.04)	(0.09)
Net increase (decrease) in net assets resulting from operations	1.07	0.86
Initial issuance of Common Stock	—	—
Effect of offering price of subscriptions(2)	0.01	(0.02)
Distributions declared	(1.05)	(0.93)
Net asset value, end of period	$14.84	$14.76

Total return based on NAV(3)	7.43%	5.72%
Common shares outstanding, end of period	26,192,799	23,633,167
Weighted average shares outstanding	24,221,279	22,126,853
Net assets, end of period	$388,678	$348,938

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets	9.85%	8.46%
Ratio of expenses to average net assets	12.94%	6.88%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	1.71%	2.15%
Weighted average debt outstanding	$435,943	$92,408
Total debt outstanding	$539,982	$323,001
Asset coverage ratio(5)	225.4%	320.9%
Portfolio turnover	28%	5%
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through  September 30, 2025 and September 30, 2024.
(2)Increase (decrease) was due to the offering price of subscriptions during the period (See note 9).
(3)Total return was based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(4)Annualized, except for organizational expenses, if any, which are non-recurring.
(5)On September 30, 2024, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement under the 1940 Act to exclude the SBA-guaranteed debentures from this calculation. The inclusion of unfunded commitments in the calculation of the asset coverage ratio would not cause us to be below the required amount of regulatory coverage.

Note 12.  Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. Other than the subsequent events disclosed below, no subsequent events occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements of the
Company.
On October 30, 2025, the Company entered into a joinder agreement (the “Fifth  Joinder Agreement”) under the accordion feature in the ING Credit Facility pursuant to which aggregate commitments under such facility increased from
$275 million to $300 million. The parties to the Fifth Lender Joinder Agreement include the Company, City National Bank, as additional lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. References to “we,” “us,” “our,” and the “Company,” means Lafayette Square USA, Inc., unless otherwise specified. The discussion and analysis contained in this section refers to our financial condition, results of operations and cash flows. The information contained in this section should be read in conjunction with the consolidated financial statements and the related notes appearing elsewhere in this report. Please see “Cautionary Statement Regarding
Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with this discussion and analysis. Our actual results could differ materially from those anticipated by such forward-looking information due to factors discussed under “Cautionary Statements Regarding Forward-Looking Statements” appearing elsewhere in this report.
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
The Company is externally managed by Adviser pursuant to the Investment Advisory Agreement and supervised by the
Board of which a majority of the members are independent of us, the Adviser and its affiliates. The Adviser is a subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and LS
Administration, LLC, “Lafayette Square”). The Adviser is a limited liability company that is registered as an investment adviser under the Advisers Act. The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the Company’s portfolio.
Our investment objective is to generate favorable risk-adjusted returns, including current income and to a lesser extent, capital appreciation, principally from investments in “non-sponsored” middle market businesses.  We aim to build a geographically diverse portfolio by investing at least 5% of our assets in businesses that are primarily headquartered and/or have a significant operating presence in Target Regions. We expect to invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock, and warrants. We may also invest in other community development and public welfare investments identified as qualifying for credit under the Community Reinvestment Act (the “CRA”) under applicable regulatory guidance from the Office of the Comptroller of Currency and/or the Federal Reserve.
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

increasing gap in employee benefits between Working Class2 and middle and high income employees exacerbate this demand, enabling us to utilize our investment approach to identify and select  favorable risk-adjusted investment return opportunities.
We generate revenue primarily in the form of interest and fee income derived from debt investments we hold and capital gains, if any, on our investments.  We generally expect to hold our investments until they are refinanced by the portfolio company borrowers. From time to time, we may invest in loans with other lenders, or “club loans,” and we may serve as agent in connection with any such loans.  Currently, approximately 15% of the portfolio consists of “club loans,” with
Lafayette Square being lead agent on 64% of those deals. We may also participate in loans in the broadly syndicated loan market. Our debt investments in portfolio companies typically have principal amounts of up to $50 million, bear interest at floating rates tied to a widely available risk-free indices such as the U.S. Prime Rate, or the Secured Overnight Financing
Rate (“SOFR”). These rates reset periodically and generally are not guaranteed by the U.S. federal government or otherwise. The debt instruments in which we invest are typically not rated by any rating agency. If they were rated, we believe they would be rated below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than
“BBB–” by Fitch Ratings or lower than “BBB–” by Standard & Poor’s Ratings Services). Under the guidelines established by these rating agencies, such ratings are an indication of such debt instruments having predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Debt instruments that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.”
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
The Company previously formed wholly owned global subsidiaries, LS BDC Holdings, LLC, LS BDC Holdings (DN),
LLC, LS BDC Holdings (160), LLC and LS SBIC Holdings (160), LLC, each of which was a Delaware limited liability company, to hold certain equity or equity-like investments in portfolio companies to which the Company has also made loans. In addition, LS BDC Holdings (NGCF), LLC, a wholly owned subsidiary of the Company, was formed to co-own and co-manage NGCF Manager LLC (the “NGCF Manager”) with the affiliate of a third-party investor.  The NGCF
Manager manages Neighborhood Grocery Catalyst Fund LLC (“NGCF”), a private real estate investment vehicle, whose investment strategy focuses on necessity-based, ecommerce-resistant, and well-located neighborhood shopping centers anchored by omni-channel grocers serving the essential needs of diverse communities.
In December of 2024, the Company consolidated its equity investments in LS BDC Holdings, LLC. On December 18,
2024, LS BDC Holdings (NGCF), LLC transferred its interest in NGCF Manager to LS BDC Holdings, LLC and on
December 30, 2024, dissolved. On December 31, 2024, LS BDC Holdings (160), LLC and LS BDC Holdings (DN), LLC
merged into LS BDC Holdings, LLC.
The Company formed two wholly owned subsidiaries, LS SBIC LP and LS SSBIC LP, each licensed by the U.S. Small
Business Administration (the “SBA”), to invest in eligible “small businesses” as defined by the SBA. LS SBIC LP received its SBIC license on February 1, 2023 (made effective as of January 27, 2023) and LS SSBIC LP received its SSBIC license on September 12, 2024. SBA regulations currently permit SBIC LP to borrow up to $175.0 million in SBA-guaranteed debentures with at least $87.5 million in regulatory capital (as defined in the SBA regulations), and SSBIC license permits the company to issue an additional $175.0 million of SBA-guaranteed debentures with at least $87.5 million in regulatory capital, subject to the SBA’s approval. As a result, the Company can access up to $350.0 million in SBA-guaranteed debentures for its family of SBIC funds under common control. The Company consolidates its wholly owned subsidiaries
3 Jobs employing Working Class People.
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
6 Reflects information reported by portfolio companies as of their respective transaction closing date and additional information, as of September 30, 2025, reported by 22 of 47 active portfolio companies that have participated in quarterly
KPI reporting. These metrics reflect information reported by portfolio companies regarding their cumulative total number of unique employees, counting from the closing date of the Company’s investment in such portfolio company. These metrics include information reported by current portfolio companies as well as portfolio companies that have been exited by the Company.  The total employees for Q2 2025 is revised to 28,614, from 30,638, based on revisions to 2 of the 21 reporting portfolio companies that participated in quarterly KPI reporting.

in its consolidated financial statements from the date of each subsidiary’s formation. All significant intercompany transactions and balances have been eliminated in such consolidation.
The Company formed a wholly owned subsidiary, LS RBIC LP, which as of September 19, 2025, has been licensed by the
USDA as a Rural Business Investment Company to help meet the equity capital investment needs in rural communities.
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
As of September 30, 2025:
•55% of our portfolio (and 57.0% of the transactions where we were lead agent) were invested in borrowers who were either located in Working Class Areas or are Substantial Employers of Working Class People, with 14,631
Working Class People employed out of a total of 28,830 employees. 6
•In addition, with respect to engagement by our current portfolio companies with Qualifying Human Capital
Investments, as of September 30, 2025, 51% of the transactions for which we acted as lead agent (38% of our
7 Turnover rates are calculated by dividing the total amount of voluntary and involuntary terminations, for the period by the average number of employees who worked during or received pay for the same period. National turnover includes private employee data from the U.S. Bureau of Labor Statistics - Job Openings and Labor Turnover Survey for calendar year 2025.
National value used is for Q2 2025 due to the unavailability of September 2025 turnover data from the U.S. Bureau of
Labor Statistics’ Job Openings and Labor Turnover Survey at the time of data extraction, October 30, 2025.
8 Change Since Initial Investment Average is taken as the average of all portfolio companies' change in turnover, medical care participation or retirement participation since the BDC's initial investment, otherwise known as deal close date, with the portfolio company. A negative value indicates turnover has decreased since initial investment.  Where data wasn't available in the same quarter as the initial investment, the next available quarter's data was used. Based on 22 out of 47 active portfolio companies' current human capital data made available to Lafayette Square.
9 Medical Care Benefits are plans that provide services or payments for services rendered in the hospital or by a qualified medical care provider. Participation is calculated from the unrounded percentage of workers who participate in the plan.
1,346 employees from portfolio companies who did not provide medical care benefits data to the Company were not included in this calculation. National private sector medical care and retirement benefits participation data are sourced from the U.S. Bureau of Labor Statistics – March 2025 National Compensation Survey.

overall Portfolio Companies) had adopted Qualifying Human Capital Investments (for a total of ten Third-Party
Solution Providers and fourteen HR policy changes deployed).
•Regarding all companies that have been part of our portfolio since the inception of the Company, as of September
30, 2025, 51 of the transactions where we acted as lead agent (35% of all Portfolio Companies) had adopted
Qualifying Human Capital Investments (for a total of ten Third-Party Solution Providers and fourteen HR policy changes deployed).
•Of the 28,830 workers employed through our portfolio companies, 3,574 workers had utilized the services of the
Third-Party Solution Providers and/or qualifying policy changes.
•Overall, a total of 6,538 workers had access to improved benefits through Qualifying Human Capital Investments.
By comparison, as of September 30, 2024:
•60.8% of our portfolio (and 61.4% of the transactions where we were lead agent) were invested in borrowers who were either located in Working Class Areas or were Substantial Employers of Working Class People, with 6,992
Working Class People employed out of a total of 17,378 employees.
•In addition, with respect to engagement by our current portfolio companies with Qualifying Human Capital
Investments, as of September 30, 2024, 37% of the transactions where we acted as lead agent (28% of our overall
Portfolio Companies) had adopted Qualifying Human Capital Investments (for a total of six Third-Party Solution
Providers and six HR policy changes deployed), with 2,480 workers served and a total of 4,545 workers with access to services.
Over time, we believe our portfolio companies' uptake of Qualifying Human Capital Investments, in combination with our capital, will contribute to an improvement in below metrics, shown over the past two years:

Portfolio Company Human Capital Data		September 30, 2025	September 30, 2024
Employee Turnover[7]	Portfolio Company Average (Quarterly)	21%	11%
	National Average (Quarterly)	11%	12%
	Change Since Initial Investment Average[8]	0.7%	2.0%
Participation in Medical Care Benefits[9]	Portfolio Company Average (Quarterly)	39%	36%
	National Average (Annually, As of March 2025)	45%
	Change Since Initial Investment Average	9.8%	5.0%
10 Retirement Benefit plans includes defined benefit pension plans and defined contribution retirement plans. Participation is calculated from the unrounded percentage of workers who participate in the plan. 1,345 employees from portfolio companies who did not provide medical care benefits data to the Company were not included in this calculation.  National private sector medical care and retirement benefits participation data are sourced from the U.S. Bureau of Labor Statistics –
March 2025 National Compensation Survey.
11 National median income 1-year data is from the U.S. Census Bureau - American Community Survey. This is the most recent data available as of October 2025. Median family income is used to calculate individual LMI per CRA guidelines.
The metric is included at the national level to serve as a similar–but not exact–comparison.
12 Cumulative debt prevented through Third-Party Solution Provider, HoneyBee, from 146 total workers across two portfolio companies from a total of 1,899 workers with access to the service. Savings relative to high-cost lending products calculated by using the average payday loan APR (~400%), average loan amount of $216, and an assumed 5-month repayment period (the average time it takes to repay payday loans). https://www.incharge.org/debt-relief/how-payday-
loans-work/

Participation in Retirement Benefits[10]	Portfolio Company Average (Quarterly)	43%	42%
	National Average (Annually, As of March 2025)	53%
	Change Since Initial Investment Average	2.0%	4.0%
Median Employee Income	LMI Employee Median Income (Annually)	$39,520	$41,600
	Non-LMI Employee Median Income (Annually)	$107,734	$120,000
	National Median Family Income (Annually, As of 2024)[11]	$96,401
As of September 30, 2025, among our portfolio companies that have adopted Third-Party Solution Provider services, 230 total workers across four portfolio companies have cumulatively saved $297,412 in emergency savings, 146 workers across two portfolio companies combined had prevented an estimated $126,930 in debt12 through small-dollar, zero-interest loans,
51 workers from one portfolio company are building their credit scores through monthly rent reporting, and seven workers from one portfolio company had cumulatively participated in 52 one-on-one financial coaching sessions to better their financial wellness. Additionally, five portfolio companies had cumulatively adopted fourteen recommended HR policy changes to expand benefits access and participation for employees, serving 3,227 workers combined.
In addition to supporting human capital investments and outcomes at our portfolio companies, as of September 30, 2025
Worker Solutions® had provided enhanced managerial assistance to companies and projects affiliated with our portfolio companies. This effort included providing credit building through rent reporting services to 1 residential property where
726 tenants have enrolled in credit building services out of a total of 732 residents (99.1% uptake). Of the 726 residents who participated in the rent reporting program, 16 of these residents established a new credit file or became “credit visible”
to consumer credit bureaus. These newly credit visible residents posted an average credit score of 639 at the end of the recent reporting period. Since enrollment in the rent reporting program, these residents posted an average credit score improvement of 58 points, an average credit score of 647; overall, 58% of these residents improved their credit score, with
15% of the overall resident group increasing their credit score above 660 - typically considered the subprime-prime threshold.
As of September 30, 2025, a grand total of 4,300 individuals had been served through Worker Solutions® for Lafayette
Square portfolio companies and projects affiliated with portfolio companies.
The Company rewards portfolio companies with an interest rate step down when they adopt Qualifying Human Capital
Investments. We believe this incentive will enhance employee well-being and improve retention. As of September 30,
2025, Lafayette Square portfolio companies adopting Qualifying Human Capital Investments had received $451 million of cumulative savings through interest rate step downs from all lenders of record, with $298 million  of such interest rate step down savings being provided by the Company.

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
•administration and related expenses payable under the Administration Agreement;
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
On December 30, 2021, we entered into an expense support and conditional reimbursement agreement (the “Expense
Support Agreement”) with the Adviser. The Adviser may elect to pay certain of our expenses on the our behalf (each, an
“Expense Payment”), provided that no portion of the payment will be used to pay any of our interest expense or shareholder servicing and/or distribution fees. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to us in any combination of cash or other immediately available funds no later than 45 days after such commitment was made in writing, and/or offset against amounts due from us to the Adviser or its affiliates. Our obligation to make a Reimbursement Payment will automatically become a liability of ours on the last business day of the applicable calendar quarter, except to the extent the Adviser has waived its right to receive such payment for the applicable quarter.
As of September 30, 2025 and December 31, 2024, we had no Unreimbursed Expense Payable under the Expense Support
Agreement.
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
Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the nine months ended September 30, 2025 and September 30, 2024 (information presented herein is at amortized cost in thousands, except per share data, unless otherwise indicated):

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Total Investments, beginning of period	$556,863	$271,523
New investments purchased	380,631	205,399
Net accretion of discount on investments	1,440	975
Net realized gains (losses) on investments	203	—
Investments sold or repaid	(191,073)	(16,795)
Total Investments, end of period	$748,064	$461,102

Portfolio companies, at beginning of period	34	19
Number of new portfolio companies	16	10
Number of exited portfolio companies	(3)	—
Portfolio companies, at end of period	47	29
As of September 30, 2025 and December 31, 2024, the Company’s investments consisted of the following (dollar amounts
in thousands, except per share data, unless otherwise indicated):

	September 30, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$663,092	88.7%	$662,421	88.7%
Equity	50,465	6.7%	50,149	6.7%
Preferred equity	29,652	4.0%	29,652	4.0%
Subordinated debt	3,355	0.4%	3,356	0.4%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$748,064	100.0%	$747,078	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$540,064	97.0%	$540,195	96.9%
Equity	11,909	2.1%	12,028	2.2%
Subordinated debt	1,738	0.3%	1,712	0.3%
Preferred equity	1,652	0.3%	1,652	0.3%
Convertible note	1,500	0.3%	1,500	0.3%
Warrants	—	—%	—	—%
Total	$556,863	100.0%	$557,087	100.0%
The tables below describe investments by industry composition based on fair value as of September 30, 2025 and
December 31, 2024 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	September 30, 2025
	Amortized Cost		Fair Value
Commercial Services & Supplies	$68,894	9.1%	$69,015	9.2%
Specialized Consumer Services	54,737	7.3%	55,036	7.4%
Professional Services	48,410	6.5%	48,705	6.5%
Road & Rail	44,548	6.0%	40,721	5.5%
Trading Companies & Distributors	39,579	5.3%	39,546	5.3%
Media	38,142	5.1%	38,167	5.1%
Interactive Media & Services	37,281	5.0%	37,489	5.0%
IT Services	34,944	4.7%	35,307	4.7%
Transportation Infrastructure	31,642	4.2%	31,994	4.3%
Diversified Financial Services	31,140	4.2%	31,419	4.2%
Business Support Services	29,776	4.0%	30,150	4.0%
Hotels, Restaurants & Leisure	28,353	3.8%	28,421	3.8%
Real Estate Management & Development	27,366	3.7%	26,920	3.6%
Electric Utilities	22,331	3.0%	22,500	3.0%
Aerospace & Defense	19,989	2.7%	20,147	2.7%
Health Care Equipment & Services	19,813	2.6%	19,900	2.7%
Pharmaceuticals	19,603	2.6%	19,718	2.6%
Application Software	18,665	2.5%	18,758	2.5%
Insurance	18,000	2.4%	18,000	2.4%
Health Care Providers & Services	17,503	2.3%	17,632	2.4%
Diversified Telecommunication Services	16,860	2.3%	16,857	2.3%
Construction & Engineering	16,851	2.3%	16,687	2.2%
Independent Power & Renewable	13,999	1.9%	14,000	1.9%
Water Utilities	12,986	1.7%	13,180	1.8%
Electrical Equipment	12,516	1.7%	12,618	1.7%
Gas Utilities	10,682	1.4%	10,703	1.4%
Food Products	9,882	1.3%	9,902	1.3%
Diversified Consumer Services	2,459	0.3%	2,459	0.3%
Food Service Distributor	1,113	0.1%	1,127	0.2%
Total	$748,064	100.0%	$747,078	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,606	12.0%	$66,901	12.1%
Professional Services	57,752	10.4%	58,135	10.4%
Specialized Consumer Services	39,897	7.2%	40,288	7.2%
Road & Rail	41,613	7.5%	39,900	7.2%
Interactive Media & Services	34,011	6.1%	34,293	6.2%
IT Services	33,807	6.1%	33,820	6.1%
Media	34,140	6.1%	32,725	5.9%
Diversified Financial Services	28,388	5.1%	28,492	5.1%
Transportation Infrastructure	26,252	4.7%	26,530	4.8%
Water Utilities	23,112	4.2%	23,454	4.2%
Health Care Equipment & Services	19,702	3.5%	19,949	3.6%
Application Software	18,288	3.3%	18,400	3.3%
Health Care Providers & Services	17,595	3.2%	17,768	3.2%
Construction & Engineering	17,427	3.1%	17,428	3.1%
Pharmaceuticals	16,278	2.9%	16,426	2.9%
Aerospace & Defense	16,069	2.9%	16,108	2.9%
Electric Utilities	12,286	2.2%	12,500	2.2%
Restaurants	11,714	2.1%	11,783	2.1%
Hotels, Restaurants & Leisure	10,688	1.9%	10,877	2.0%
Gas Utilities	10,737	1.9%	10,787	1.9%
Real Estate Management & Development	9,184	1.6%	9,182	1.6%
Independent Power & Renewable	8,388	1.5%	8,388	1.5%
Diversified Consumer Services	2,459	0.4%	2,459	0.4%
Food & Staples Retailing	470	0.1%	494	0.1%
Total	$556,863	100.0%	$557,087	100.0%
The weighted average yields at amortized cost and fair value of our portfolio as of September 30, 2025 and December 31,
2024 were as follows (dollar amount in thousands, except per share data, unless otherwise indicated):

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured debt(2)	10.7%	10.8%	11.3%	11.3%
Subordinated debt	14.2%	14.2%	14.0%	14.2%
Bonds	12.3%	12.3%	12.3%	12.3%
Convertible note	10.0%	10.0%	10.0%	10.0%
Weighted Average Yield(1)	10.7%	10.8%	11.4%	11.4%
(1) The weighted average yield of our portfolio does not represent the total return to our stockholders.
(2) Computed based on (a) the annual actual interest rate or yield earned plus amortization of fees and discounts on the performing debt and other income producing investments as of the reporting date, divided by (b) the total investments
(including investments on non-accrual and non-income producing investments) at amortized cost or fair value. This calculation excludes exit fees that are receivable upon repayment of certain loan investments. As of September 30, 2025 and December 31, 2024, there were $221 and $0 exit fees, respectively.

	September 30, 2025	December 31, 2024
Number of portfolio companies	47	34
Percentage of performing debt bearing a floating rate (1)	86.6%	95.5%
Percentage of performing debt bearing a fixed rate (1)(2)	13.4%	4.5%
Weighted average spread over SOFR of all accruing floating rate investments	6.6%	6.7%
Weighted average EBITDA (in millions) (3)	$19.1	$22.2
Weighted average leverage (net debt/EBITDA) (4)	3.7x	3.7x
Weighted average interest coverage (4)	2.6x	2.4x
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
(4) Net debt includes debt that ranks both senior and equally with the tranche of debt owned by us but excludes debt that is legally and contractually subordinated in right of payment to debt owned by us. Weighted average net debt to
EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to
EBITDA may not be the appropriate measure of credit risk. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk.
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

The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of
September 30, 2025 and December 31, 2024 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	September 30, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—%	$—	—%
2	667,063	89.2%	483,968	86.9%
3	39,294	5.3%	73,119	13.1%
4	40,721	5.5%	—	—
5	—	—	—	—
Total	$747,078	100.0%	$557,087	100.0%
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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of September 30, 2025, we had no investments on non-accrual status.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC
Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through September 30, 2025.
Results of Operations
The following table represents the operating results for the three and nine months ended September 30, 2025 and
September 30, 2024 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Total investment income	$21,821	$14,564	$62,373	$38,019
Net expenses	12,686	7,114	35,456	17,049
Net investment income (loss)	9,135	7,450	26,917	20,970
Net realized gains (losses) on investments	121	—	203	—
Net change in unrealized gains (losses)	(3,598)	(2,847)	(1,210)	(2,018)
Net increase (decrease) in net assets resulting from operations	$5,658	$4,603	$25,910	$18,952
Investment Income
The composition of the Company’s investment income was as follows (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Investment income
Interest income	$20,188	$13,827	$57,182	$34,976
Fee income	518	219	1,604	772
Interest from cash equivalents	1,115	518	3,587	2,271
Total investment income	$21,821	$14,564	$62,373	$38,019
The increase in total investment income from $38.0 million for the nine months ended September 30, 2024 to $62.4 million for the nine months ended September 30, 2025 was primarily driven by our deployment of capital and invested balance of investments. The increase in total investment income from $14.6 million for the three months ended September 30, 2024 to
$21.8 million for the three months ended September 30, 2025 was primarily driven by our deployment of capital and invested balance of investments.
Expenses
The following table summarizes the Company’s expenses for the three and nine months ended September 30, 2025 and
September 30, 2024 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest and financing expenses	$7,949	$2,714	$21,218	$5,261
Management fee	1,713	1,147	4,776	2,761
Incentive fee	1,609	1,312	4,743	3,694
General and administrative expenses	618	346	1,458	1,449
Administrative services fee	450	500	1,350	1,506
Professional fees	805	779	1,464	1,902
Income tax expense	(532)	236	138	236
Directors' fees	80	80	240	240
Organizational costs	(6)	—	69	—
Total expenses	12,686	7,114	35,456	17,049
Total expenses before expense support increased to $35.5 million for the nine months ended September 30, 2025 from
$17.0 million for the nine months ended September 30, 2024. Total expenses before expense support increased to $12.7 million for the three months ended September 30, 2025 from $7.1 million for the three months ended September 30, 2024.
The Company did not receive expense support from the Adviser during the nine month periods ended September 30, 2025 or September 30, 2024.
Interest and financing expenses increased to $21.2 million for the nine months ended September 30, 2025 compared to $5.3 million for the nine months ended September 30, 2024 primarily due to an increase in the average principal amount of borrowings on our Subscription Facility, draw down in SBA-guaranteed debentures, ING Credit Facility, Notes and
Repurchase Obligations. Interest and financing expenses increased to $7.9 million for the three months ended
September 30, 2025 compared to $2.7 million for the three months ended September 30, 2024 primarily due to an increase in the average principal amount of borrowings on our Subscription Facility, draw down in SBA-guaranteed debentures,
ING Credit Facility, Notes and Repurchase Obligations.
The increase in management fees for the three and nine months ended September 30, 2025 when compared to the three and nine months ended September 30, 2024 was driven by our deployment of capital and an increase in average gross assets.
Incentive fees increased to $4.7 million for the nine months ended September 30, 2025 when compared to $3.7 million for the nine months ended September 30, 2024 due to the increase in Net Investment Income. Incentive fees increased to $1.6 million for the three months ended September 30, 2025 when compared to $1.3 million for the three months ended
September 30, 2024 due to the increase in Net Investment Income. Refer to Note 6 Investment Advisory Agreement of the
Form 10-Q for a discussion of how the incentive fee is calculated.
The decrease in administrative services fee to $1.4 million for the nine months ended September 30, 2025 as compared to
$1.5 million for the nine months ended September 30, 2024 was due to the Company's allocable portion of overhead compensation, rent, office services and equipment, under the Company's Administration Agreement. The decrease in administrative services fee to $450,000 for the three months ended September 30, 2025 as compared to $500,000 for the three months ended September 30, 2024 was due to the Company's allocable portion of overhead compensation, rent, office services and equipment, under the Company's Administration Agreement.
General and administrative expenses, legal fees, professional fees and placement fees decreased to $2.9 million during the nine months ended September 30, 2025 as compared to $3.4 million for the nine months ended September 30, 2024 in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws. General and administrative expenses, legal fees, professional fees and placement fees increased to $1.4 million during the three months ended September 30, 2025 when compared to $1.1 million for the three months ended September 30, 2024 in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to our placement agent for additional commitment closes and capital draws.
The increase in organizational costs to $69,000 for the nine months ended September 30, 2025 as compared to $0 for the three and nine months ended September 30, 2024 was primarily related to the formation certain subsidiaries of the
Company. The decrease in organizational costs to $(6,000) for the three months ended September 30, 2025 as compared to
$— for the three months ended September 30, 2024 was primarily related to the formation of certain subsidiaries of the
Company. Refer to Note 1 of the Form 10-Q on details regarding organizational costs.
Offering expenses decreased for the three and nine months ended September 30, 2025 when compared to the three and nine months ended September 30, 2024 in connection with the offering of shares of the Company's common stock, including out-of-pocket expenses of the Adviser and its agents and affiliates. Refer to Note 1 of the Form 10-Q on details regarding offering costs.
Financial Condition, Liquidity and Capital Resources
We generate cash primarily from the proceeds of any private placements of our Common Stock, from interest payments and fees earned on our investments, and from principal repayments and proceeds from sales of our investments. Our primary uses of cash include investments in portfolio companies, payments of our expenses and cash distributions to our stockholders. From time to time, we may explore opportunities to enter into significant corporate control transactions which, if consummated, could use a material amount of cash and/or require material incremental financing.
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
For the three and nine months ended September 30, 2025, the Company incurred Management Fees of $1.71 million and
$4.8 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred Management
Fees of $1.15 million and $2.76 million, respectively. As of September 30, 2025 and December 31, 2024, there was $1.71 million and $1.4 million Management Fee payable to the Adviser, respectively.
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
For the three and nine months ended September 30, 2025, the Company incurred Income-Based Fee of $1.61 million and
$4.74 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred Income-
Based Fee of $1.31 million and $3.64 million, respectively. As of September 30, 2025 and December 31, 2024, $1.61
million and $1.58 million, respectively, remained payable.
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
For the three and nine months ended September 30, 2025 and September 30, 2024, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of September 30, 2025 and December 31, 2024, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the three and nine months ended September 30, 2025, the Company incurred $450,000 and $1.35 million, respectively, in fees under the Administrative Agreement. For the three and nine months ended September 30, 2024, the Company incurred $500,000 and $1.51 million, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2025 and
December 31, 2024, $0 and $0, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the
Company prior to the Company’s commencement of operations.
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
As of September 30, 2025 and December 31, 2024, the Company has no Unreimbursed Expense Payable.

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
Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of
September 30, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 225.4% and 269.2%.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the For the three and nine months ended September 30, 2025 and September 30, 2024 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest expense	$7,432	$2,478	$19,885	$4,668
Non-usage fee (1)	42	45	86	71
Amortization of deferred financing costs	475	191	1,247	522
Weighted average stated interest rate	6.12%	6.60%	6.10%	6.75%
Weighted average outstanding balance	$481,455	$149,376	$435,943	$92,408
(1)Non-usage fee is applicable to the undrawn portion of the credit facilities.
Credit Facilities
ING Credit Facility
On June 18, 2024, we entered into a Senior Secured Revolving Credit Agreement (as amended, restated, supplemented, or otherwise modified from time to time, the “ING Credit Facility”) with ING Capital, LLC, as Administrative Agent, Lead
Arranger, Bookrunner and Sustainability Structuring Agent.
On September 20, 2024, we entered into Amendment No. 1 to the Senior Secured Revolving Credit Agreement (the “First
Amendment”) to the ING Credit Facility. The parties to the First Amendment include us, EverBank, N.A. as Lender, First-
Citizens Bank & Trust Company as Lender, Subsidiary Guarantors party thereto and ING Capital LLC, as Administrative
Agent. The First Amendment provides for, among other things, an upsize in the total commitments from lenders under the credit facility from $75 million to $150 million.
On December 12, 2024, we entered into a joinder agreement (the “First Lender Joinder Agreement”), under the accordion feature in the ING Credit Facility pursuant to which the aggregate commitments under such facility increased from $150 million to $175 million. The parties to the First Lender Joinder Agreement include us, BankUnited, N.A., as additional lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
On December 20, 2024, we entered into a joinder agreement (the “Second Lender Joinder Agreement”) under the accordion feature in the ING Credit Facility, pursuant to which aggregate commitments under such facility increased from

$175 million to $225 million. The parties to the Second Lender Joinder Agreement include us, Customers Bank, as additional lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
On March 20, 2025, we entered into a joinder agreement (the “Third Joinder Agreement”) under the accordion feature in the ING Credit Facility pursuant to which aggregate commitments under such facility increased from $225 million to
$250 million. The parties to the Third Lender Joinder Agreement include us, Customers Bank, as additional lender, the
Subsidiary Guarantors party to such agreement and the Administrative Agent.
On April 24, 2025, we entered into Amendment No. 2 to the Senior Secured Revolving Credit Agreement (the “Second
Amendment”), which amended the ING Credit Facility. The parties to the Second Amendment include us, the lenders party to such agreement, Subsidiary Guarantors party to such amendment and ING Capital LLC, as Administrative Agent. The
Second Amendment provides for an increase of the accordion provision to permit increases in the total facility amount of up to $275 million and permits us to enter into repurchase agreements in an aggregate nominal amount of up to $30 million.
On April 24, 2025 we entered into a waiver letter permitting us to enter into a repurchase agreement with Midcap Financial
Trust dated as of April 17, 2025.
On May 30, 2025, we entered into a joinder agreement (the “Fourth  Joinder Agreement”) under the accordion feature in the ING Credit Facility pursuant to which aggregate commitments under such facility increased from $250 million to
$275 million. The parties to the Fourth Lender Joinder Agreement include the us, City National Bank, as additional lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
As amended as of September 30, 2025, the ING Credit Facility currently allows us to borrow up to $275 million, subject to certain restrictions, including availability under the borrowing base up to an aggregate of $300 million.
As of September 30, 2025 and December 31, 2024, we had $245.0 million and $208.2 million, respectively, in outstanding borrowings from the ING Credit Facility and availability as determined under the borrowing base of the ING Credit
Facility of $30 million.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Credit Facility for the three and nine months ended September 30, 2025 and September 30, 2024 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest expense	$3,998	$888	$11,523	$1,103
Non-usage fee (1)	42	45	86	45
Amortization of financing costs	202	60	498	69
Weighted average stated interest rate	7.17%	8.95%	7.11%	8.77%
Weighted average outstanding balance	$221,074	$39,478	$216,684	$16,814
(1)Non-usage fee is applicable to the undrawn portion of the credit facilities.
Subscription Facility
On February 2, 2022, we entered into a subscription-based credit agreement with Sumitomo Mitsui Banking Corporation, which was amended on June 28, 2022, December 21, 2022, and February 1, 2024 (and as may be further amended, modified or supplemented, the “Subscription Facility”). The Subscription Facility allowed us to borrow up to
$38.4 million, subject to certain restrictions, including availability under a borrowing base that was based upon unused capital commitments made by investors in us. The amount of permissible borrowings under the Subscription Facility could be increased to up to $1 billion with the consent of the lenders. The Subscription Facility bore interest at an annual rate of:
(i) with respect to reference rate loans, a reference rate for the period plus a margin equal to 2.50% (the “Applicable
Margin”) and (ii) with respect to alternative rate loans, the greatest of (a) the administrative agent's prime rate, (b) Term
SOFR with a one-month term plus the Applicable Margin and (c) the federal funds rate plus 0.50%. Subject to certain exceptions, the Subscription Facility was secured by a first lien security interest in our unfunded investor equity capital commitments. The Subscription Facility included customary covenants, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for credit facilities of this nature. The Subscription Facility matured on May 2, 2024 and, on such date, all of our obligations under the Subscription Facility were terminated.
As of September 30, 2025 and December 31, 2024, we had $0.0 million and $208.2 million, respectively, in outstanding borrowings from the Subscription Facility
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Subscription Facility for the three and nine months ended September 30, 2025 and September 30, 2024 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest expense	$—	$—	$—	$492
Non-usage fee (1)	—	—	—	26
Amortization of financing costs	—	—	—	218
Weighted average stated interest rate	—%	—%	—%	7.83%
Weighted average outstanding balance	$—	$—	$—	$8,397
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
Facility.
SBA-Guaranteed Debentures
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including periodic examination by the SBA. As of September 30, 2025 and December 31, 2024, we funded
LS SBIC LP and LS SSBIC LP with an aggregate total of $115.0 million and $110.0 million, respectively, of regulatory capital, and had $230.0 million and $192.5 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate on the SBA debentures is fixed at the time of issuance, which is often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC LP and LS SSBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns. These amounts are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes our SBA-guaranteed debentures as of September 30, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	$5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	$45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	$82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	$27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	$9,995	4.76%	0.347%
June 27, 2025	September 1, 2035	$27,500	4.88%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2025 and September 30, 2024 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest expense	$2,902	$1,355	$7,830	$2,448
Non-usage fee	—	—	—	—
Amortization of financing costs	273	131	749	235
Weighted average stated interest rate	5.01%	5.62%	5.01%	5.64%
Weighted average outstanding balance	$230,000	$95,952	$209,022	$57,983
(1)The Company's initial borrowing under the SBA Debentures program occurred on September 15, 2023.
Notes
On August 19, 2025, we entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $65.0 million in aggregate principal amount of 7.00% Senior Notes (the “Notes”) to qualified institutional investors in a private placement.
The Notes were issued on August 19, 2025 and will mature on August 19, 2030 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. The Notes have a fixed annual interest rate of 7.00%.
Interest on the Notes is due semiannually. Interest payable on the Notes is subject to increase (up to a maximum increase of
2.00% above the stated rate for the Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds.
The Notes are general unsecured obligations of the Company that rank at least pari passu, without preference or priority, with all other unsecured and unsubordinated indebtedness of the Company. The Notes are guaranteed, on a senior unsecured basis, by LS BDC Holdings, LLC (the “Guarantor”), a wholly owned subsidiary of the Company.
The Note Purchase Agreement contains customary terms and conditions for senior unsecured notes issued in a private placement, including affirmative and negative covenants, such as maintenance of the Company’s status as a business development company within the meaning of the 1940 Act, a minimum consolidated net worth test and a minimum asset coverage ratio. The Note Purchase Agreement also contains customary events of default with customary cure and notice periods.
In addition, the Company is obligated to offer to repay the Notes at 100% of the principal amount of such Notes, together with interest on such Notes accrued to, if certain change in control events occur.
The Notes were offered in reliance on Section 4(a)(2) of Securities Act of 1933. The Notes have not and will not be registered under the Securities Act or any state securities laws. Unless they are registered under the Securities Act, the
Notes may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act. We used the net proceeds from this offering for its general corporate purposes, including making investments.
As of September 30, 2025 the carrying amount of our borrowings under the Notes approximated their fair value. As of
September 30, 2025, unamortized debt issuance costs of $1.7 million were deferred and amortized over the remaining term of the Notes. As of September 30, 2025, the Notes had an outstanding balance of $65.0 million.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Notes for the three and nine months ended September 30, 2025 and September 30, 2024 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest expense	$532	$—	$532	$—
Non-usage fee (1)	—	—	—	—
Amortization of financing costs	—	—	—	—
Weighted average stated interest rate	6.95%	—%	6.94%	—%
Weighted average outstanding balance	$30,380	$—	$10,238	$—
Repurchase Obligations
In order to finance certain investment transactions, we may, from time to time, enter into repurchase agreements with
Macquarie US Trading LLC (“Macquarie”), whereby we sell to Macquarie an investment that Macquarie holds, and we concurrently enter into an agreement to repurchase the same investment (any such obligation, a “Repurchase Obligation”)
at an agreed-upon price at a future date, not to exceed 90-days from the date such investment was sold.
We entered into two repurchase agreements on May 1, 2024 which were collateralized by the Company’s term loans to each of Salt Dental Collective (the “Salt Repurchase Obligation”) and Med Learning Group, LLC (the “MLG Repurchase
Obligation” and together with the Salt Repurchase Obligation, the “May 2024 Repurchase Obligations”). Interest under each of the May 2024 Repurchase Obligations was calculated as (a) the product of the funded amount of the loan and (b)
the product of (i) the number of days the loan is outstanding (subject to number of minimum days per the agreement) and
(ii) daily fee rate. We maintain effective control over the security because we are entitled and obligated to repurchase the security before its maturity. Therefore, the repurchase agreement is treated as a secured borrowing and not a sale.
On July 30, 2024 we repurchased our obligations under the MLG Repurchase Obligation and on October 2, 2024, we
repurchased our obligations under the Salt Dental Obligation.
As of September 30, 2025 and December 31, 2024, we had no outstanding borrowings from the May 2024 Repurchase
Obligations.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Repurchase Obligations for the three and nine months ended September 30, 2025 and September 30, 2024 (dollar amounts
in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Interest expense	$—	$235	$—	$625
Non-usage fee	—	—	—	—
Amortization of financing costs	—	—	—	—
Weighted average stated interest rate	—%	6.68%	—%	9.05%
Weighted average outstanding balance (1)	$—	$13,946	$—	$9,214
Our financing facilities consist of the following (dollar amounts in thousands, except per share data, unless otherwise indicated):

	September 30, 2025			December 31, 2024
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$275,000	$244,982	$30,018	$225,000	$208,232	$16,768
SBA-Guaranteed Debentures	230,000	230,000	—	192,505	192,505	—
Note payable	65,000	65,000	—	—	—	—
Total	$570,000	$539,982	$30,018	$417,505	$400,737	$16,768
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of
September 30, 2025 and December 31, 2024, we were not party to any off-balance sheet arrangements.
Recent Developments
On October 2, 2025, October 3, 2025, October 16, 2025, October 22,  October 23, 2025,  October 30, 2025, and October
31, 2025, we invested in a senior secured first lien revolving credit facility in Rotolo Consultants Inc, with fundings totaling $4.9 million. This loan bears an interest rate of 3M Term SOFR + credit spread adjustment  (“CSA”) + 5.50%, and matures in January 2031.
On October 2, 2025, we invested in an equity holding in Lafayette Square Technologies, LLC totaling $1.0 million.
On October 3, 2025, we funded a senior secured first lien revolving credit facility in ZRG Partners LLC totaling $500,000.
This facility bears interest at an annual rate of PRIME + 6.00% and matures in June 2029.
On October 10, 2025 and October 30, 2025, we invested in a senior secured first lien delayed draw term loan of Rock Gate
Capital, LLC with a funding of $2.6 million. This loan bears interest at an annual rate of 3M Term SOFR + 6.75% and matures in May 2029.
On October 27, 2025, we funded a senior secured first lien revolving credit facility of MSPB MSO, LLC totaling $1.7 million. This facility bears interest at an annual rate of 1M Term SOFR + 6.50% and matures in November 2028.
On October 27, 2025, we invested in an equity holding in Studio Lafayette, LLC totaling $500,000.

On October 30, 2025, the Company invested a senior secured first lien revolving credit facility in Synergi, LLC with a funding of $1.1 million, bearing an interest rate of 3M Term SOFR + 7.45%, maturing on December 17, 2027.
On October 31, 2025, the Company invested in senior secured first lien term loan in Flatworld Intermediate Corporation, totaling $9.8 million, bearing an interest rate of 3M Term SOFR + CSA + 5.50%, maturing on March 25, 2030.
In addition, as of October 27, 2025, we had an investment backlog and pipeline of approximately $226.4 million and
$365.5 million, respectively. For purposes of this Report, “investment backlog” includes transactions approved by the
Adviser’s investment committee and/or for which we have issued a formal mandate, letter of intent or a term sheet. We therefore believe such investments have a strong likelihood of closing. The term “investment pipeline” includes transactions where initial due diligence has begun and/or analysis is in process, but we have issued no formal mandate, letter of intent or term sheets to the prospective borrower. The consummation of any of the investments in our backlog and pipeline depends upon one or more of the following occurring: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot assure you that we will make any of these investments or that we will sell all or any portion of these investments.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2025, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of September 30, 2025, approximately 86.8% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments  with a SOFR floor (including investments bearing a prime interest rate contracts) and approximately 13.2% of investments at fair value represent non floating-rate investments.
Additionally, our Subscription Facility is also subject to a floating interest rate and currently paid on a floating SOFR rates.
Interest expense is calculated based on outstanding secured borrowings as of September 30, 2025 and based on the terms of our Subscription Facility. Interest expense on our Subscription Facility is calculated using the stated interest rate as of
September 30, 2025, adjusted for the hypothetical changes in rates, as shown below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025, the following table shows the expected annual impact on net investment income of base rate changes in interest rates for our settled debt investments
(considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure (dollar amounts in thousands, except per share data, unless otherwise indicated):

	September 30, 2025
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$19,626	$(7,349)	$12,277
Up 200 basis points	$13,084	$(4,900)	$8,184
Up 100 basis points	$6,542	$(2,450)	$4,092
Down 100 basis points	$(6,542)	$2,450	$(4,092)
Down 200 basis points	$(13,084)	$4,900	$(8,184)
Down 300 basis points	$(19,626)	$7,349	$(12,277)
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

Item 4. Controls and Procedures
Disclosure Controls and Procedures
As of September 30, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive
Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.
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
Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of September 30, 2025, our internal control over financial reporting is effective based on those criteria.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item
1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended September 30,
2025, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended
December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the nine months ended September 30, 2025 were reported in our current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).
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
*Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lafayette Square USA, Inc.

Date: November 6, 2025	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: November 6, 2025	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 6, 2025.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the Board of Directors
Damien Dwin

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu