Form 10-K
period 2025-12-31
Lafayette Square USA, Inc.
filed 2026-03-25
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025

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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Securities Act. Yes ☐ No ☒
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
As of March 25, 2026, there was no established public market for the registrant’s common shares.
As of March 25, 2026 the Registrant had 27,868,733 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for use in connection with its 2026 Annual Meeting of Stockholders, which is to be filed no later than 120 days after December 31, 2025, are incorporated by reference into Part III of this
Annual Report on Form 10-K.

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

•the ability of our subsidiaries to maintain their small business investment companies licenses from the Small
Business Administration (the “SBA”), like the license for a small business investment company (“SBIC”)
currently held by Lafayette Square SBIC, LP and the license for a specialized small business investment company
(“SSBIC”) currently held by Lafayette Square SSBIC, LP, and the potential benefits from having such licenses;
•our ability to adhere to and meet our goals, including our 2030 Goals (as defined in this report);
•our ability to deploy at least 51% of our invested capital in Working Class Areas;
•our ability to improve the retention, well-being, and productivity of employees in our portfolio companies;
•our ability to enhance the risk-adjusted financial returns of our portfolio companies;
•our ability to encourage our portfolio companies to adopt Managerial Assistance Recommendations;
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
Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E under the U.S. Securities Exchange Act of
1934 Act, as amended (the “Exchange Act”).
1 We define “Working Class”, based on the definition of low- to moderate- income (LMI) under the CRA (defined below), as an individual, family or household, whose income is less than 80% of the Area Median Income as reported by the
Federal Financial Institutions Examination Council at https://www.ffiec.gov/Medianincome.htm.

PART I
ITEM 1. BUSINESS
OVERVIEW
Lafayette Square USA, Inc. (together with its subsidiaries, where applicable, the “Company,” which may also be referred to as “we,” “us” or “our”)  is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the
“1940 Act”) and that has elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the U.S.
Internal Revenue Code of 1986, as amended (the “IRC”) for the tax year ended December 31, 2025.
We focus on lending to middle market businesses located in, or employing working class (“Working Class”1) American communities, with the goal of helping those businesses to enhance their returns while creating and preserving jobs and stimulating economic growth across the United States. Our investment strategy is informed by longstanding federal regulatory frameworks, most notably the Small Business Investment Act of 1958 (the “Investment Act”), which was designed to mobilize private capital in support of small business and job creation; the Community Reinvestment Act of
1977 (the “CRA”), which was designed to encourage investment and lending in low- and moderate-income neighborhoods and the Small Business Investment Incentive Act of 1980 (the “Incentive Act”), which created the BDC regulatory framework to expand access to capital for small and developing businesses, low-and moderate-income neighborhoods. Drawing on these regulatory frameworks, we have established a set of measurable, time-bound objectives we refer to as our “Goal2030™,” which guide our capital allocation, portfolio construction, and engagement with portfolio companies. We believe our regional focus and disciplined approach to underwriting, portfolio construction and risk management enable us to achieve favorable risk-adjusted returns while reducing the risk of loss of shareholder capital and supporting economic opportunity in communities we invest in across the United States.
Our investment strategy is concentrated on non-sponsored middle market businesses, a segment of the market that we believe may offer attractive relative pricing, stronger structural protections, and enhanced lender influence compared to sponsor-backed transactions. We also provide significant managerial assistance to our portfolio companies, including organizational and financial guidance. As part of that effort, the Adviser may introduce portfolio companies to Worker
Solutions, LLC (“Worker Solutions®”), a controlled portfolio company that operates an independent platform advising clients on human capital practices and facilitating introductions to third-party employee benefit service providers.
We also believe that our focus on LMI communities and our SBIC licensing may support favorable consideration under the CRA, for investors that are regulated depository institutions, as described further under “Regulation as a Small
Business Investment Company” and “Item 1A. Risk Factors.”
In addition, we benefit from participation in certain government-licensed financing programs that we believe are not widely held across the private credit market, specifically, long-term, fixed-rate leverage through SBA-guaranteed debentures and government-backed credit guarantees through our participation in the U.S. Department of Agriculture's
OneRD Guarantee Loan Program (“OneRD”),  each discussed in more detail under “Spread Generation Through Balance
Sheet Construction — Liabilities” below.
Our government licensing extends beyond financing programs. We have formed Lafayette Square RBIC, LP (“LS RBIC
LP”), a wholly owned subsidiary licensed by the U.S. Department of Agriculture (the “USDA”) as a Rural Business
Investment Company (“RBIC”) under the Consolidated Farm and Rural Development Act, which enables us to make debt and equity investments in eligible rural businesses subject to USDA oversight and regulatory requirements. LS RBIC
2 “Working Class Areas” refers to low- and moderate- income (“LMI”) areas, Empowerment Zones, as defined in the Empowerment
Zones and Enterprise Communities Act of 1993, as amended (“Empowerment Zones”), Opportunity Zones, as defined in the U.S. Tax
Cut and Jobs Act of 2017 (“Opportunity Zones”), and/or areas targeted by a government entity for redevelopment or to revitalize or stabilize designated disaster areas. LMI is defined under applicable CRA regulation as an individual income that is less than 80% of the area median income (“AMI”) or a median family income that is less than 80% in a census tract as reported by the Federal Financial
Institutions Examination Council at https://www.ffiec.gov/Medianincome.htm [ffiec.gov] (or such other industry recognized source as may be determined by the Adviser) and (ii) a census tract, if it is identified as low-to-moderate income by the Federal Financial
Institutions Examination Council at https://geomap.ffiec.gov/ffiecgeomap/ (or such other industry recognized source as may be determined by the Adviser). AMI is defined as the median family income for the metropolitan statistical area or metropolitan division, if applicable, or if the person or census tract is located outside of a metropolitan statistical area, the statewide non-metropolitan median family income.
3 We define non-sponsored businesses as companies  that are not substantially owned and managed by asset management firms that raise committed third-party capital to take controlling stakes in portfolio companies.
4 We define middle market businesses as companies having annual revenues between $10 million and $1 billion and annual earnings before interest, taxes, depreciation, and amortization (“EBITDA”) of between $10 million and $100 million, although we may invest in larger or smaller companies.

LP’s focus on rural businesses, many of which overlap with Working Class Areas2 central to our investment strategy, further supports our Goal2030™ objectives, as described below.
Our investment objective is to generate favorable risk-adjusted returns, including current income and to a lesser extent, capital appreciation, principally from investments in “non-sponsored”3 middle market businesses4.  We aim to build a geographically diverse portfolio by investing at least 5% of our assets in businesses that are primarily headquartered and/
or have a significant operating presence in each of ten identified regions across the United States (the “Target Regions”).
In furtherance of Goal2030™, and consistent with the objectives of the CRA and the Investment Act, we also seek to invest a substantial portion of our assets in companies that are located in Working Class Areas (as defined below) or that are Substantial Employers of Working Class People (as defined below). We invest primarily in first and second lien loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock, and warrants. We may also invest in other community development and public welfare instruments identified as qualifying for CRA credit (defined below) under the Office of Comptroller of Currency (“OCC”) and/or
Federal Reserve Board (“FRB”) guidance. We also maintain a Prohibited Investments policy that restricts the Company from investing in certain categories of companies and securities, as described under “Prohibited Investments” below.
Spread Generation Through Balance Sheet Construction
We believe our ability to generate an attractive net interest margin (“NIM”) is driven by the deliberate construction of both sides of our balance sheet. On the liability side, we benefit from access to diversified, efficient, and in certain cases government-supported sources of leverage. On the asset side, we deploy capital into directly originated, non-sponsored middle market investments that we believe offer favorable pricing, strong structural protections, and enhanced risk-
adjusted returns. Together, we believe this approach is designed to produce a durable spread between the yield on our investments and our overall cost of capital.
Liabilities: Diversified and Efficient Sources of Leverage Informing Our Cost of Capital
We benefit from access to a diversified set of financing sources. While we utilize revolving credit facilities and unsecured note issuances similar to many other  BDCs, we also have access to U.S. Small Business Administration (“SBA”)-
guaranteed debentures through two SBIC licenses, which provide a differentiated source of long-term financing, and we have been approved as a non-regulated lender under the U.S. Department of Agriculture’s OneRD Guarantee Loan
Program (“OneRD”), providing access to government-backed credit guarantees for eligible investments. These financing arrangements provide us with flexibility across funding sources and maturities. We believe this diversified capital structure enhances balance sheet stability, supports portfolio growth, and may improve risk-adjusted returns for shareholders.
Through our wholly owned subsidiaries, Lafayette Square SBIC, LP (“LS SBIC LP”) and Lafayette Square SSBIC, LP
(“LS SSBIC LP,” and together with LS SBIC LP, the “LS SBICs”), we have access to SBA-guaranteed debentures under the Small Business Investment Company (“SBIC”) program. LS SBIC LP received its SBIC license from the SBA on
February 1, 2024, and LS SSBIC LP received its Specialized Small Business Investment Company (“SSBIC”) license on
September 12, 2024. Under the SBA’s debenture program, each licensed SBIC may be eligible to issue up to $175 million of SBA-guaranteed debentures, subject to SBA approval. These debentures have ten-year maturities and fixed interest rates tied to the U.S. 10-Year Treasury rate. We believe this program provides access to long-duration, fixed-rate funding at attractive spreads relative to market alternatives, which is not generally available to other BDCs that do not hold these licenses. The SBIC program is subject to regulatory requirements and investment restrictions, including limitations on eligible portfolio companies and ownership levels.
In addition to SBA debentures, we have access to bank and capital markets financing. As discussed above, we are party to a $300 million syndicated senior secured revolving credit facility with ING Capital LLC serving as administrative agent, which includes a sustainability-linked pricing mechanism under which the applicable interest rate may be reduced based on our performance against specified Goal2030™ goals. We have also accessed the unsecured capital markets through the issuance of $65 million of 7.00% senior unsecured notes in a private placement with qualified institutional investors. We believe that the combination of a diversified institutional investor base, a syndicated revolving credit facility, and unsecured note issuance reflects continued institutional support for the Company and enhances our financing flexibility.
We also recently obtained access to the OneRD program, which provides government-backed credit support for qualifying investments. While the OneRD program does not provide direct funding, the associated guarantees may enhance credit quality and support more efficient financing structures. We believe that, together with SBA-guaranteed debentures, bank financing, and unsecured notes, access to the OneRD program further diversifies our funding sources and may contribute to lower overall funding costs and improved balance sheet durability over time.
Assets: Yield Generation Through Direct Origination and Differentiated Portfolio Construction
On the asset side of our balance sheet, we deploy capital through a direct origination strategy focused primarily on non-
sponsored middle market businesses. We believe this approach allows us to invest in attractively priced assets with strong structural protections while maintaining direct lender-borrower relationships that support disciplined underwriting and ongoing risk management.
We primarily target established businesses with strong and sustainable free cash flow profiles that we believe are capable of supporting debt service through a range of economic conditions. Target borrowers generally generate annual revenues between $10 million and $1 billion and EBITDA between $10 million and $100 million, operate across a variety of industries, and maintain meaningful equity ownership by management. We seek to invest in capital structures that we believe are appropriately leveraged on a cash flow basis, provide adequate interest and fixed-charge coverage, and are supported by meaningful owner equity contributions.
The Company has no employees and does not itself conduct investment activities. All origination, underwriting, structuring, and portfolio monitoring activities described below are conducted by the Adviser on the Company’s behalf pursuant to the Investment Advisory Agreement. References to investment activities in this section reflect activities undertaken by the Adviser.
Our origination efforts are concentrated on non-sponsored businesses, which we define as companies that are not substantially owned or controlled by asset management firms that raise committed third-party capital to acquire portfolio companies. We believe this segment of the market is often less competitive than sponsored lending, allowing for more favorable pricing, tighter documentation, and enhanced lender protections. Our investments are typically structured with senior secured positions, financial covenants, reporting requirements, amortization features, and other realization mechanisms designed to preserve capital and identify potential deterioration in credit quality at an early stage.
Our investment process incorporates a disciplined approach to portfolio construction and risk management. We seek to diversify across industries, sub-industries, and geographies within our Target Regions, and each investment is subject to systematic underwriting, rigorous due diligence, and Investment Committee approval. Post-investment, we employ a dynamic monitoring framework supported by data analytics and automated reporting to track portfolio performance and key risk indicators.
We generally expect to hold investments until they are refinanced or repaid by portfolio company borrowers, consistent with an originate-to-hold strategy. To support exit timing and optionality, we structure investments with realization features such as required amortization, cash flow sweeps, mandatory prepayments upon specified events, and stated
maturities. From time to time, we may participate in club loans or syndicated transactions and may serve as agent with respect to such investments.
We generate revenue primarily from interest and fee income derived from debt investments and, to a lesser extent, from capital gains, if any. Our debt investments typically bear floating interest rates tied to reference rates such as SOFR or the
U.S. Prime Rate, plus a spread, and generally have principal amounts of up to $50 million. While these instruments are typically not rated, if rated, we believe they would generally be considered below investment grade.
5 Reflects debt transactions in which Lafayette Square serves as administrative agent and lead lender. Transactions in which the
Company participates as a secondary lender are excluded, as the Company does not serve in an administrative agent capacity in such transactions and therefore has limited ability to offer managerial assistance directly.
6 The percentage reported for the period ending December 31, 2025 reflects a change in methodology that accounts for a portion of the increase from the prior period. In previous periods, both debt and equity investments were included in the denominator of this calculation. Beginning with the current period, the denominator includes only debt investments where Lafayette Square acts as lead agent, as the lead agent role relates specifically to debt investments. The numerator reflects the number of such portfolio companies that have adopted Managerial Assistance Recommendations. Under the prior methodology, the figure for this period would have been 55%.
7 The Q4 2024 figure reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (44%) has been corrected to 52%.The correction reflects two adjustments: (i) one portfolio company that had adopted Managerial Assistance
Recommendations in 2024 was not confirmed in time for inclusion in the numerator at the time of filing, and (ii) two portfolio companies were incorrectly classified as lead agent transactions, affecting the denominator. The corrected figure has been calculated using the same methodology applied at the time of original reporting.

We believe that the combination of direct origination, disciplined asset selection, robust structural protections, and active portfolio monitoring supports attractive asset yields while preserving capital and contributes to a durable spread relative to our cost of funds.
Our Portfolio
We currently invest in businesses that are primarily domiciled, headquartered and/or have a significant operating presence in eight of the ten Target Regions, with a goal to invest at least 5% of our assets in each Target Region over time. We are highly focused on constructing a diverse investment portfolio with broad diversification by company, industry sectors, and position size. While we seek to achieve these targets, the composition of our investment portfolio may vary from time to time due to various factors, such as market conditions and the availability of attractive investment opportunities. The table that follows provides an overview of key metrics related to our current portfolio.  These metrics are explained in detail in the remainder of this document:

	December 31, 2025	December 31, 2024
Total Assets (in millions)	$1,003	$771
Portfolio Companies	54	34
Weighted Average EBITDA (in millions)	$20.0	$22.2
Weighted Average Yield (Fair Value)	10.6%	11.4%
Weighted Average Remaining Term	3.3 years	3.4 years
Managerial Assistance Recommendation Adoption (Lead Agent Only)[5]	69%[6]	52%[7]
Debt investments with financial covenants (% of loans)	100%	100%
Average Interest Coverage Ratio on first lien loans	2.6x	2.4x
Average Net leverage ratio on debt investments	3.6x	3.7x
Distribution Rate	9.4%	8.9%
Distributions Declared (in millions) - Inception to Date	$72.4	$37.7
Total Incentives Provided to Borrowers for Managerial Assistance Recommendation - Inception to Date	$356,999	$265,934
Our portfolio construction reflects a deliberate emphasis on structural protection, geographic and industry diversification, and conservative leverage. We require financial maintenance covenants on our debt investments, and our portfolio is comprised primarily of first lien senior secured loans with floating rate structures and interest rate floors. For a detailed discussion of portfolio credit performance, including interest coverage, leverage, non-accrual rates, and loss experience, see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Portfolio
Performance.”
Managerial Assistance
We offer significant managerial assistance to our portfolio companies, in traditional forms consistent with our peer firms, including organizational and financial guidance delivered by Lafayette Square employees. As part of that effort, the
8 Jobs employing Working Class People.
9 “Substantial Employment” means more than 50% of the portfolio company’s workforce, measured by W-2 forms or 1099 forms filed by workers with the Internal Revenue Service.

Adviser may from time to time introduce portfolio companies to Worker Solutions®, a controlled portfolio company that operates as an independent platform coordinating with the human resources and personnel departments of our portfolio companies and, to a lesser extent, other clients to identify and recommend appropriate third-party services or human resources policy changes that may enhance employee well-being. Worker Solutions® maintains its own client relationships and service delivery operations and is not involved in the Company's investment activities.
Encouraging adoption of third-party employee benefit services or human resources policy changes (each a “Managerial
Assistance Recommendation”) is a core component of Goal2030™ and reflects our belief that workforce stability and economic mobility are integral to long-term enterprise value. Managerial Assistance Recommendations include traditional employee benefits, such as health insurance and retirement, and supplemental employee benefits, such as services focusing on the alleviation of financial insecurity and economic mobility issues. Portfolio companies may adopt
Managerial Assistance Recommendations independently, through engagement with Worker Solutions®, or through other resources. Based on our analysis, we believe adoption of Managerial Assistance Recommendations has the potential to positively affect employee well-being and enhance the risk-adjusted financial returns of portfolio companies, including by increasing employee retention, morale, and productivity. Through arrangements with third-party service providers
(“Third-Party Service Providers”), Worker Solutions® seeks to negotiate discounted pricing and standardized data delivery terms for services adopted by its clients. Companies engaging with Worker Solutions® typically bear the cost of any adopted services, and negotiated discounts may partially offset those costs.
Certain of the Company's debt investments include pricing provisions that provide for interest rate adjustments based on a portfolio company's adoption of Managerial Assistance Recommendations. These adjustments may include interest rate reductions ranging from 5 basis points for the adoption of a single Managerial Assistance Recommendation to 25 basis points for the adoption of two or more Managerial Assistance Recommendations. Portfolio companies retain full discretion regarding whether to pursue any such initiatives. The applicable interest rate adjustments are not conditioned on the use of any particular platform or provider.
Goal2030™
We have established a series of important goals with respect to the portfolio companies in which we invest, which we refer to as “Goal2030™”. These include (1) increasing employment opportunities by assisting our portfolio companies in creating and/or retaining 100,000 Working Class Jobs8 and 150,000 jobs overall; (2) incentivizing at least 50% of our borrowers to adopt Managerial Assistance Recommendations and (3) encouraging economic growth in Working Class
Areas by investing at least 50% of our assets in companies that are either located in Working Class Areas or are
Substantial Employers9 of Working Class People.
In support of Goal2030™, we have structured our senior secured revolving credit facility to incorporate pricing incentives tied to progress toward these goals. Under this credit facility, our applicable interest rate margin is subject to adjustment based on our performance against specified Goal2030™ related key performance indicators, including potential interest rate step-downs and the forfeiture of such reductions if the applicable benchmarks are not met. For the year ended
December 31, 2025, we realized interest rate step-downs of approximately $36,679 during the period from January through April 2025, reflecting our performance against the applicable benchmarks for the prior year as verified by an independent third-party auditor. Following completion of the annual benchmark review for the year ended December 31,
2024, we did not meet the applicable benchmarks and our interest rate margin was adjusted upward by 0.05%, resulting in additional interest expense of approximately $55,565 for the remainder of the year, for a net increase in interest expense of approximately $18,886 attributable to this pricing mechanism for the year ended December 31, 2025. In addition, we may offer interest rate step-downs to portfolio companies that adopt Managerial Assistance Recommendations, whether independently or through engagement with Worker Solutions® or other resources, and for the year ended December 31,
2025, such step-downs resulted in aggregate interest savings to portfolio companies of approximately $356,999.
We have also formed Lafayette Square RBIC, LP (“LS RBIC LP”), a wholly owned subsidiary licensed by the U.S.
Department of Agriculture (the “USDA”) as a Rural Business Investment Company (“RBIC”) under the Consolidated
Farm and Rural Development Act. LS RBIC LP is authorized to make debt and equity investments in eligible rural businesses, subject to ongoing oversight and regulatory requirements administered by the USDA. LS RBIC LP further supports Goal2030™ by enabling targeted investment in eligible rural businesses, many of which are located in or overlap
10 Includes all portfolio companies that have adopted Managerial Assistance Recommendations since the inception of the
BDC.

with Working Class Areas as defined under our investment strategy. We believe this capability extends our ability to direct capital to underserved communities that have historically had limited access to institutional financing, consistent with the objectives of Goal2030™.
We monitor and track progress toward Goal2030™ using information provided by our portfolio companies and other data sources. Detailed information regarding our progress, methodologies, and related metrics is included in “—Tracking
Progress Towards Goal2030™” below.
Tracking Progress Towards Goal2030™
To measure our progress towards these goals, we track the locations of our portfolio companies and the Working Class status of their employees. We rely on information provided by our portfolio companies to track these metrics. We cannot guarantee the accuracy of the information provided to us by our portfolio companies, and the metrics used by different portfolio companies to calculate such information varies significantly.  However, based on our analysis, we believe that deployment of our capital and the adoption of Managerial Assistance Recommendations for our portfolio companies can improve the lives of their employees as reflected through a variety of statistical measures.
The table below sets forth our cumulative progress towards reaching Goal2030™ as of December 31, 2025:

Company Goal2030™ Goal	December 31, 2025	December 31, 2024
Help businesses create / retain 150,000 jobs (with 100,000 being Working Class Jobs)	31,230 total employees 16,587 Working Class People employees	21,143 total employees 9,611 Working Class People employees
50% borrowers adopting Managerial Assistance Recommendations	68.9% of the transactions (lead agent) 39.0% of our overall Portfolio Companies[10]	52.2% of the transactions (lead agent) 34.3% of our overall Portfolio Companies
50% borrowers either located in Working Class Areas or are Substantial Employers of Working Class People	59.7% of the transactions (lead agent) 54.7% of our overall Portfolio Companies	51.6% of the transactions (lead agent) 51.1% of our overall Portfolio Companies
We also track human capital outcomes across our portfolio companies, including employee turnover and participation in medical care and retirement benefits. Detailed human capital metrics and related data are available on our website at
www.lafayettesquarebdc.com/results.
Our Investment Adviser
The Company is externally managed by LS BDC Adviser, LLC (the “Adviser”) pursuant to an investment advisory and management agreement between the Company and the Adviser, dated April 26, 2021 and renewed by the Board most recently in May 2025 (the “Investment Advisory Agreement”). The Adviser was organized in February 2021 as a
Delaware limited liability company, is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”) and is a wholly owned subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and LS Administration, LLC, “Lafayette Square”). The Adviser oversees the management of the Company’s activities and is responsible for making investment decisions with respect to the
Company’s portfolio.
The Adviser is obligated to allocate investment opportunities among the Company and its other clients fairly and equitably over time in accordance with the Adviser’s allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below. We have received exemptive relief from the SEC that permits us to co-invest with certain of our affiliates, subject to the conditions of such exemptive order. We believe that such co-investment relief affords us additional investment opportunities in a wide range of companies.

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
Damien Dwin
Damien Dwin is the founder and Chief Executive Officer of Lafayette Square. Previously, Mr. Dwin served as Co-
Founder and Co-CEO of Brightwood Capital Advisors from its founding in 2010 to October 2020.
Mr. Dwin began his career as a trader with Goldman Sachs, New York and London, where he earned the Michael P.
Mortara Award for Innovation. After leaving Goldman Sachs, Mr. Dwin was the Co-Founder and Head of the North
American Special Opportunities business at Credit Suisse, a position he held until 2010. Mr. Dwin also served on the Vice
President Selection Committee and led the Fixed Income Division Credit Training Program.
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
Nicole Pereira
Nicole Pereira is a Managing Director at Lafayette Square, with over twelve years of experience in middle market private credit as an investor, portfolio manager, and restructuring manager. Prior to joining Lafayette Square, Nicole was a
Director on the credit team at Brightwood Capital Advisors, where she managed a portfolio of $2 billion, worked on deal teams investing throughout the capital structure, managed over a dozen workouts/restructurings across various industries, and acted as a board representative on behalf of the firm. She started her career at Citigroup in the middle market lending group and graduated from Citigroup's credit training program.
Originally from Long Island, NY, Nicole holds a BBA from Hofstra University.
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
For this work, the Company pays no compensation directly to any interested director or executive officer of the Company, but it does reimburse the Administrator for the Company’s allocable portion of certain expenses incurred by the
Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the cost of its Chief Financial Officer and Chief Compliance Officer and their respective staffs. Additionally, the Administrator performs certain required administrative services, which include coordinating or providing assistance in accounting, legal, compliance, operations, investor relations, technology, and loan agency services (including any third party service providers related to the foregoing), as well as maintaining the financial records that the Company is required to maintain and preparing reports for the Company’s shareholders and reports filed with the SEC. The Administrator will be reimbursed at cost for certain expenses that it or the Adviser incur on our behalf. The Administrator reserves the right to waive all or part of any reimbursements due from the Company at its sole discretion. See “Item 1. Business–
Administration Agreements” below for a discussion of the expenses (subject to the review and approval of our independent directors) for which we expect to reimburse to the Administrator.
Investment Process
The Adviser is responsible for the origination, underwriting, structuring, and monitoring of our investments. The Adviser generally organizes its investment process around the following stages:
(i) Origination;
(ii) Initial Screening;
(iii) Broad Screening and Preliminary Due Diligence;
(iv) Comprehensive Due Diligence & Structuring;
(v) Investment Committee Approval;
(vi) Closing;
(vii) Portfolio Monitoring;
(viii) Risk Management; and
(ix) Valuation (as described in more detail in “Item 1. Business — Valuation Procedures”).
In addition, each prospective investment is evaluated for consistency with the Company's Prohibited Investments policy.
Opportunities that fall within a prohibited category are declined regardless of their risk-return profile.
The investment team and Investment Committee are responsible for stages i-vi, and the portfolio monitoring team is responsible for stages vii-ix, in each case as further described below. The format of the Investment Process, and its application to any particular deal(s), may change in the future without notice to shareholders.
Origination
The Adviser’s origination process is primarily focused on directly sourcing investment opportunities through proactive, relationship-driven engagement with middle-market businesses. The Adviser generally seeks to originate transactions through proprietary or selectively marketed processes rather than auctions or broadly marketed transactions. Direct origination enables the Adviser to engage with company management and owners at an early stage, evaluate business fundamentals and alignment of interests, and, where appropriate, negotiate transaction terms that emphasize risk reduction and early identification of potential credit deterioration.
Origination efforts are led by senior investment professionals with regional coverage and longstanding relationships across the Adviser’s target geographies. The Adviser also utilizes place-based analytics and data tools that integrate demographic, economic, and labor market information to supplement company-level analysis during origination and underwriting.
Initial Screening
During the initial screening stage, the Adviser evaluates whether a prospective investment opportunity is consistent with the Company’s investment strategy and risk parameters before committing significant resources to due diligence. Each opportunity is assigned to a deal team, typically consisting of a senior and a junior investment professional, which prepares a preliminary assessment summarizing the company’s business model, financial profile, ownership structure, and proposed transaction terms. This assessment also includes an initial evaluation of credit risk, alignment of interests, and key structural considerations, as well as the identification of potential risk factors and mitigants.
As part of this process, the Adviser conducts an initial review of available financial information, management-provided materials, and relevant third-party data to assess the company’s ability to generate sustainable cash flow and service debt under various operating scenarios. The deal team also considers qualitative factors, such as industry dynamics, competitive positioning, regulatory considerations, and management experience. Opportunities that do not meet the
Adviser’s initial risk-return thresholds or strategic criteria are declined at this stage, while those that are deemed potentially suitable advance to broader screening and preliminary due diligence.
Broad Screening and Preliminary Due Diligence
Investment opportunities that advance beyond the initial screening stage are presented to the broader investment team, portfolio management and the Chief Risk Officer for further review. At this stage, the Adviser evaluates the opportunity at a higher level to determine whether it merits the allocation of additional diligence resources. This review focuses on the overall risk-return profile, potential structural considerations, and consistency with portfolio construction objectives.
If the broader team and the Chief Risk Officer determine that an opportunity warrants further evaluation, the Adviser may seek to negotiate preliminary transaction terms and, where appropriate, exclusivity with the prospective borrower. The opportunity then advances to a more targeted preliminary due diligence phase, which is designed to identify and prioritize transaction-specific risks and define the scope of comprehensive due diligence. Opportunities may be declined at this stage if material concerns are identified or if the risk-return profile is no longer viewed as compelling.
Comprehensive Due Diligence & Structuring
During the comprehensive due diligence and structuring stage, the deal team, led by a senior underwriter, conducts an in-
depth evaluation of the prospective investment and prepares a full investment analysis designed to validate underwriting assumptions and assess transaction-specific risks. The due diligence process is designed to assess both upside potential and downside risks, including the sustainability of cash flows under stress scenarios and potential recovery outcomes in adverse conditions.
As part of this process, the Adviser may engage third-party consultants and advisors, including accounting, legal, industry, and other specialists, to assist in evaluating the business, testing key underwriting assumptions, and assessing transaction-
specific risks. Where appropriate, the Adviser may seek to structure transactions such that certain due diligence costs are borne by the portfolio company. Due diligence typically includes, among other things:
•review of the transaction rationale, sources and uses of funds and proposed structure;
•qualitative and quantitative assessment of the company’s business model and its competitive and industry dynamics;

•analysis on the defensibility of the company’s business model and its competitive and industry dynamics;
•analysis of competitive and industry dynamics;
•comprehensive financial review of management-prepared and third-party financial information including, in most cases, a quality of earnings report;
•meetings with management and owners;
•sensitivity testing of company financial projections under various operating scenarios;
•valuation analysis using transaction comparables, publicly traded comparables, and discounted cash flow methodologies;
•calls with key customers and, where appropriate, independent expert advisors; and
•legal and compliance diligence, including review of loan documentation with outside counsel and completion of reference and background checks.
Based on the results of this due diligence, the Adviser seeks to structure investments to achieve attractive risk-adjusted returns while emphasizing downside risk reduction. Findings from due diligence directly inform transaction structuring, including pricing, covenant packages, collateral requirements, and other protective provisions. Investment structures may include:
•cash interest and upfront fees designed to provide current income and, in certain cases, a return of capital;
•contractual amortization;
•comprehensive collateral packages, typically including a first-priority lien on substantially all assets and the equity interests of the borrower;
•transaction-specific rights, covenants, and remedies; and
•conditions precedent to closing.
Investment Committee Approval
Following completion of comprehensive due diligence and structuring, the deal team presents a detailed investment memorandum to the Investment Committee. The Investment Committee reviews the proposed transaction, including the underwriting analysis, risk-return profile, structural terms, and consistency with the Company’s investment strategy and portfolio construction objectives. Based on this review and the Investment Committee’s collective experience and judgment, the Investment Committee determines whether to approve, modify, or decline the proposed investment.
Closing
Upon Investment Committee approval, the deal team works towards closing and funding the investment. If there are any material changes to the investment that occur following Investment Committee approval, the deal team must notify the
Investment Committee and seek its consent to proceed. As part of the closing process, key transaction data are recorded in the Company’s systems, and following closing, the deal team prepares a closing memorandum documenting the final terms of the investment.
Portfolio Monitoring and Risk Management
Ongoing monitoring and risk management of each portfolio investment is conducted by our Adviser's portfolio monitoring team under the supervision of the Chief Risk Officer. The portfolio monitoring team is organizationally distinct and separate from the Adviser's origination and underwriting teams, and is responsible for post-investment oversight, including ongoing investment monitoring, valuation, and risk management activities. The primary responsibilities of the portfolio monitoring team include:
•ongoing monitoring of portfolio company performance following investment;
•performing quarterly valuations of portfolio investments, in coordination with third-party valuation agents;
•maintaining and updating internal and external investment ratings;
•overseeing BDC-level portfolio monitoring and risk aggregation; and

•leading amendment, “work out,” or restructurings processes, as necessary.
The portfolio monitoring team monitors the financial and operational trends of each portfolio company to assess performance relative to its respective business plan and to evaluate the appropriate course of action with respect to the
Company’s investment. Monitoring activities may include periodic communication with portfolio company management and, where applicable, financial or strategic sponsors; review of monthly, quarterly, and annual financial statements and projections; assessment of compliance with financial covenants and key operating metrics; comparison of performance to industry benchmarks or portfolio comparables, if available; and attendance at board meetings and lender calls. Portfolio companies are generally required to provide periodic reporting, including quarterly financial reporting packages with compliance certificates and annual audited financial statements prepared in accordance with generally accepted accounting principles. The Adviser uses this information, together with ongoing analysis, to identify emerging risks and determine whether additional action is warranted.
As part of the monitoring process, our Adviser employs an internal investment rating system to assess the risk profile of each portfolio investment. Investments are rated on a scale of 1 to 5 and are reviewed no less frequently than quarterly.
These ratings are primarily intended to reflect changes in risk relative to the Company’s initial cost basis at origination or acquisition and may also take into account factors such as portfolio company performance, capital structure position, collateral coverage, and other relevant considerations. These internal risk ratings do not constitute ratings of investments by a nationally recognized statistical rating organization. The rating scale is as follows:
Investment Rating Scale
1.    Involves the least amount of risk to our initial cost basis. The investment is performing above expectations, and the trends and risk factors since origination or acquisition are generally favorable, which may include the performance of the portfolio company or a potential exit.
2.    Involves an acceptable level of risk that is similar to the risk at the time of origination or acquisition. The investment is generally performing as expected and risk factors are neutral to favorable. All new investments are initially assigned a rating of 2.
3.  Involves an investment performing below expectations, indicating increased risk since origination or acquisition. For debt investments, the borrower could be out of compliance with debt covenants; however loan payments are generally not past due.
4.    Involves an investment performing materially below expectations, indicating that the investment’s risk has increased materially since origination or acquisition. For debt investments, covenant noncompliance is common and loan payments may be past due (but generally not more than 120 days past due)
5.    Involves an investment performing substantially below expectations and indicates that the investment’s risk has increased substantially since origination or acquisition. Full recovery of the Company’s investment is not anticipated.
Most or all of the debt covenants are out of compliance and payments are substantially delinquent. Investments rated 5 are not anticipated to be repaid in full and generally written down the amount the Adviser estimates may be recovered.
The Adviser monitors and, when appropriate, changes the internal risk rating assigned to each investment as part of its ongoing monitoring and valuation processes overseen and maintained by the portfolio monitoring team. There can be no assurance that these ratings accurately predict future performance or recovery outcomes.
Prohibited Investments
We will not invest in (i) any company involved in the production chain and manufacturing of small arms and light weapons (i.e., handguns and assault weapons, including ammunition and other key components) for civilian customers, and any retailer of small arms and light weapons for civilian customers if such sales represent more than 15% of such company's revenues; (ii) any manufacturer or producer of cigarettes or other tobacco products, including products related to vaping and tobacco growing; (iii) any company that has cannabis as its primary business activity (defined as generating more than 50% of such company's revenues); (iv) any company that has a primary business purpose of, or has derived at least 50% of its annual income for the prior five years from direct engagement activities in, the thermal coal or oil sector
(which includes, but is not limited to, exploration, extraction, refining, processing, power and heat generation, storage, transportation, and/or distribution), provided that any company that previously derived at least 50% of its annual income from such activities but has made active steps in the year prior to investment toward reducing such activities below 50%

of its annual income as part of a corporate activity shift shall not be prohibited; (v) any company directly involved in shale gas extraction; (vi) any company owning or operating prisons or detention centers for immigrants and refugees, any company guarding inmates, and any company providing services to inmates if prison activity represents more than 15% of such company's revenues; (vii) any company engaged in the production or publishing of pornographic content and any company engaged in telecommunications or hosting of content if pornography-related activity represents more than 15%
of such company's revenues; or (viii) any company involved in the reprocessing and storage of nuclear waste.
Private Offering
We have raised capital through private offerings of shares of our common stock to accredited investors. Our Private
Offering is currently conducted in reliance on Rule 506(c) of Regulation D under the Securities Act, which permits offers and sales of securities to verified accredited investors. Prior to 2025, the Private Offering was conducted in reliance on
Rule 506(b) of Regulation D. Investors make capital commitments that are funded over time in accordance with the terms of applicable subscription agreements and subject to oversight by the Company’s board of directors (“Board”).
Prior to the occurrence of a liquidity event, there is no public market for our shares and transfers of our common stock are generally restricted. We may continue to conduct additional private offerings or accept additional capital commitments from time to time, subject to market conditions, investor concentration limits, and applicable regulatory requirements.
Proceeds from these offerings are used to fund investments consistent with our investment strategy and to support our operations and capital structure.
Capital Commitments, Closings and Drawdowns
Since our initial closing in December 2021, we have held multiple closings in connection with our private offerings and may continue to do so in the future. Capital commitments are subject to acceptance by the Company and may be limited based on investor concentration considerations.
Investors fund their capital commitments through drawdowns made from time to time in accordance with the terms of their subscription agreements. The issuance price of shares is determined by the Company’s Board in accordance with applicable requirements under the 1940 Act. Investors admitted after the commencement of drawdowns may be required to fund additional amounts in order to align their contributed capital with that of earlier investors.
Subscription agreements include customary default provisions in the event an investor fails to fund a required capital contribution following applicable notice and cure periods. In addition, under certain financing arrangements, we may pledge our right to make capital calls as collateral, which could result in investors being required to fund capital commitments upon the occurrence of specified events.
Term and Liquidity
The Company has a perpetual term. Subject to market conditions and approval by the Board, we may pursue a liquidity event in the future, which could include an exchange listing or a strategic transaction.
If a liquidity event has not occurred within a specified period following the completion of our offering stage, the board may, subject to applicable approvals and regulatory requirements, pursue an orderly wind-down or liquidation of the
Company. Prior to a liquidity event, transfers of our common stock are generally restricted.
Investment Advisory Agreement and Fee Structure
The Adviser manages our day-to-day operations and provides investment advisory services pursuant to the Investment
Advisory Agreement and subject to the oversight of our Board. The Investment Advisory Agreement is reviewed and approved annually by the Board, including a majority of the independent directors.
The Adviser is compensated through a base management fee and an incentive fee tied to investment performance, in each case calculated in accordance with the terms of the Investment Advisory Agreement and applicable regulatory requirements. The fee structure is designed to align the interests of the Adviser with those of our stockholders, although it may create incentives for the Adviser to make certain investment decisions. The calculation and payment mechanics of these fees are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations and in the notes to our consolidated financial statements.
We also reimburse the Adviser for certain expenses incurred on our behalf, as described in the Investment Advisory
Agreement. For additional detail regarding advisory fees, expense reimbursements, and related conflicts of interest, see
“Item 13. Certain Relationships and Related Transactions” and the risk factors entitled “Our management and incentive fee structure may create incentives for the Adviser that are not fully aligned with the interests of our stockholders” and
“There are significant potential conflicts of interest that could affect our investment returns.”
Administration Agreements
Pursuant to the Administration Agreement, our Administrator provides, or oversees the provision of, administrative and operational services necessary for our operations, including accounting, compliance, financial reporting, investor relations, technology, and other back-office functions. The Administrator also assists with the preparation of reports to stockholders and filings with the SEC and oversees the payment of our expenses.
Under the Administration Agreement, we reimburse the Administrator for its allocable share of costs and expenses incurred in performing its obligations, including personnel-related expenses and other overhead. The Administration
Agreement may be terminated by either party without penalty upon 60 days’ written notice. The Administrator may, at its discretion, waive reimbursement of all or a portion of these expenses.
The Administration Agreement provides for customary indemnification of the Administrator and its affiliates, except in cases of willful misfeasance, bad faith, gross negligence, or reckless disregard of duties.
In addition, certain administrative services are provided pursuant to a sub-administration agreement with SS&C
Technologies, Inc. (“SS&C”), under which SS&C performs specified accounting, compliance, operational, and reporting functions. We reimburse SS&C for costs incurred on our behalf.
Valuation Procedures
Pursuant to the Rule 2a-5 under the 1940 Act, the Board has chosen to designate the Adviser as the Valuation Designee to perform fair value determinations relating to the value of the assets for which market quotations are not readily available, subject to the Board's oversight.  We value our investments at fair value in accordance with U.S. generally accepted accounting principles (“GAAP”) and the requirements under the 1940 Act including Rule 2a-5. Fair value is determined in good faith by our Board, based on valuation methodologies and procedures adopted by the Company and overseen by the Audit Committee.
Because a significant portion of our investments are illiquid and not publicly traded, their fair value is not readily ascertainable and requires the application of judgment. In determining fair value, we consider a variety of factors, as applicable, including the portfolio company’s financial performance, enterprise value, cash flow, capital structure, market conditions, comparable public company and transaction multiples, the nature and value of any collateral, and overall credit market conditions.
We engage independent third-party valuation firms to assist in the valuation of our investments for which market quotations are not readily available or are deemed unreliable. While we consider the input of these firms, the Adviser is responsible for preparing valuation recommendations and our Board retains ultimate responsibility for determining the fair value of our investments in good faith.
For additional detail regarding our valuation methodologies, processes, and the inherent risks associated with valuing illiquid investments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations — Valuation of Investments” and the risk factor entitled “Our portfolio investments are illiquid and their fair value is difficult to determine, which may cause our net asset value to be inaccurate.”

Regulation as a Business Development Company
General
We have elected to be regulated as a BDC under the 1940 Act. A BDC is a closed-end investment company designed to facilitate capital formation for U.S.-based small and middle-market companies and is subject to a regulatory framework that imposes, among other things, requirements relating to portfolio composition, leverage, governance, and disclosure.
As a BDC, at least 70% of our total assets must consist of “qualifying assets,” which generally include privately negotiated investments in eligible U.S. portfolio companies and certain related assets, as defined in the 1940 Act. In addition, we are subject to statutory limitations on the issuance of senior securities, including asset coverage requirements applicable to borrowings and other forms of leverage.
We have also elected to be treated as a Regulated Investment Company (“RIC”) under the U.S. Internal Revenue Code.
Provided that we continue to satisfy applicable income, asset diversification, and distribution requirements, we generally will not be subject to U.S. federal income tax on income and gains that we distribute to our stockholders. See “Item 1.
Business — Certain U.S. Federal Income Tax Considerations” for additional information.
The 1940 Act also imposes restrictions on transactions between us and certain affiliated persons, requires that a majority of our Board directors be independent, and subjects us to ongoing reporting, examination, and compliance obligations administered by the U.S. Securities and Exchange Commission (“SEC”). Our operations are subject to periodic examination by the SEC for compliance with applicable securities laws and regulations.
Compliance with the 1940 Act and related regulatory requirements may limit our operational flexibility and affect our investment activities, capital structure, and ability to raise additional capital. These regulatory constraints may expose us to risks that could adversely affect our business and results of operations. See “Item 1A. Risk Factors — Risks Related to
Our Regulation as a Business Development Company.”
Code of Ethics
We and our Adviser have adopted a code of ethics (“Code of Ethics”) pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the joint Code of Ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the Code of Ethics’ requirements. Our
Code of Ethics is available on our website at www.lafayettesquarebdc.com.
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
We and the Adviser each recognizes the importance of maintaining the privacy of any nonpublic personal information it receives with respect to each investor. In the course of providing management services to us, the Adviser collects nonpublic personal information about investors from Subscription Agreements and the certificates and exhibits thereto that each investor submits. We and the Adviser may also collect nonpublic personal information about each investor from conversations and correspondence between each investor and us or the Adviser, both prior to and during the course of each investor’s investment in the Company.
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
Regulation as a Small Business Investment Company
Certain of our wholly owned subsidiaries are licensed by the SBA as SBICs. These licenses permit the SBIC subsidiaries to obtain long-term, fixed-rate financing through the issuance of SBA-guaranteed debentures, subject to compliance with applicable SBA regulations.
SBIC-licensed subsidiaries may invest in eligible U.S. small businesses, as defined by SBA regulations, through debt and equity investments and may provide managerial and advisory assistance in connection with such investments. SBA regulations impose limitations on, among other things, the size and nature of eligible portfolio companies, concentration of investments, permitted fees and expenses, and the use of leverage.
The SBIC subsidiaries are subject to ongoing examination, supervision, and enforcement authority of the SBA. Receipt of an SBIC license does not assure that SBA-guaranteed debenture financing will be available, which remains subject to continued regulatory compliance and SBA approval. In the event of a liquidation or default, the SBA, as guarantor of the debentures, would have priority over the assets of the applicable SBIC subsidiary.
We have received exemptive relief from the SEC permitting the exclusion of SBA-guaranteed debentures issued by our
SBIC subsidiaries from the definition of “senior securities” for purposes of the asset coverage requirements under the
1940 Act, subject to compliance with applicable conditions.
We believe that the SBIC program may also provide benefits to certain of our investors that are regulated depository institutions. Federal bank supervisory agencies have historically given favorable consideration under the CRA, to qualified investments by depository institutions in SBIC-licensed entities focused on providing capital to small businesses and promoting economic development in low-and moderate-income communities. Given our SBIC subsidiaries’ focus on lending to eligible small businesses located in, or employing residents of, such communities, we believe our SBIC structure may support favorable CRA consideration for regulated depository institution investors. However, investment in the Company has not been designated as CRA-eligible by any federal bank supervisory agency, and the availability and extent of CRA credit for any particular investor depends on the policies and determinations of the investor’s primary federal banking regulator during periodic examinations. For transactions in which we serve as lead agent, we generally seek to obtain from our borrowers data designed to assist regulated depository institution investors in substantiating CRA eligibility with their banking regulators, but we can offer no assurance that any investment in the Company or its subsidiaries will be treated as CRA-qualifying. See "Item 1A. Risk Factors — Insured depository institution shareholders that are subject to regulatory examination for CRA compliance may fail to obtain favorable regulatory consideration of their investment under the CRA."
See “Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations — Financial
Condition, Liquidity and Capital Resources” for additional information on the financing arrangements of our SBIC subsidiaries.
Regulation as a Rural Business Investment Company
One of our wholly owned subsidiaries is licensed by the U.S. Department of Agriculture (“USDA”) as a Rural Business
Investment Company (“RBIC”). This license subjects the subsidiary to the regulatory framework of the Rural Business
Investment Program, including ongoing oversight, reporting, and compliance obligations administered by the USDA.
As an RBIC, the subsidiary may make debt and equity investments in eligible rural businesses, as defined under the
Consolidated Farm and Rural Development Act and related USDA regulations. Eligible businesses must generally be located in, or have substantial operations in, rural areas and meet program requirements regarding size, industry, and economic development objectives. RBIC regulations impose limitations on the types of qualifying rural enterprises, the structure and terms of permissible investments, portfolio diversification, conflicts of interest, and other operational matters.
The RBIC subsidiary is subject to periodic examination, supervision, and enforcement authority of the USDA.
Compliance with RBIC regulations remains a condition of maintaining the license and continuing to operate under the program.
JOBS Act
We currently are and expect to remain an “emerging growth company,” as defined in the Jumpstart Our Business Startups
Act (the “JOBS Act”), and may take advantage of certain reduced disclosure and compliance requirements applicable to emerging growth companies. We have elected not to avail ourselves of the extended transition period for adopting new or revised accounting standards and are therefore subject to the same accounting standards as other public companies that are not emerging growth companies.
We will remain an emerging growth company until the earliest of the events specified under the JOBS Act.
Sarbanes-Oxley Act
The Sarbanes-Oxley Act (“SOX”) imposes a variety of reporting, certification, and internal control requirements on companies with securities registered under the Exchange Act. We are subject to these requirements, including management’s assessment of internal control over financial reporting, and, when applicable, auditor attestation requirements.
We are continuing to evaluate and enhance our internal controls, policies, and procedures to maintain compliance with applicable requirements under the SOX and related SEC rules.

Commodity Exchange Act
The U.S. Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap transactions may cause the Adviser, acting on the Company’s behalf, to fall within the definition of “commodity pool” under the Commodity Exchange Act
(“CEA”), and related regulations promulgated by the CFTC. The Adviser has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of the
Company and, therefore, is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of the Company.
Reporting Obligations
We are required to file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports with the SEC. This information will be available from us at www.lafayettesquarebdc.com and on the SEC’s website at www.sec.gov.
Certain U.S. Federal Income Tax Considerations
The Company has elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Internal
Revenue Code (“IRC”). If we qualify as a RIC and satisfy applicable distribution requirements, we generally will not pay
U.S. federal corporate income tax on income and gains that we distribute to stockholders.
To qualify as a RIC, we must meet certain requirements, including: (i) deriving at least 90% of our gross income each taxable year from qualifying sources, (ii) satisfying specified asset diversification tests at the close of each quarter of the taxable year, and (iii) distributing at least 90% of our investment company taxable income to stockholders for each taxable year. We also intend to make distributions sufficient to avoid the nondeductible federal excise tax applicable to RICs, although we may retain income or gains in certain circumstances.
The rules governing RIC qualification are complex and involve significant practical and technical considerations. If we fail to qualify as a RIC for any taxable year and are unable to cure such failure, we would generally be subject to U.S.
federal corporate income tax, which could materially reduce the amounts available for distribution to stockholders.
This discussion is a general summary only and does not address all tax considerations that may be relevant to particular investors. Prospective investors should consult their own tax advisors regarding the U.S. federal, state, local, and non-U.S.
tax consequences of an investment in our common stock.

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
•Our investment strategy prioritizes lending to businesses in Working Class Areas and employing Working Class
People, which may limit available investment opportunities and result in the Company underperforming relative to peers that do not maintain similar objectives.
•Our Prohibited Investments policy limits the universe of available investment opportunities, which may result in the
Company underperforming relative to peers that do not maintain similar restrictions.
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
•We will be subject to corporate-level income tax if we are unable to maintain qualification as a RIC under the IRC.
•We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
•If we are not treated as a “publicly offered regulated investment company,” as defined in the IRC, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
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
•Our reliance on Rule 506(c) of Regulation D permits general solicitation in connection with our Private Offering, which subjects us to additional regulatory requirements and risks.
•Our Board may change our investment objective and operating policies without prior notice or stockholder approval.

•We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of SOX, and failure to develop such controls in accordance with Section 404 could have a material adverse effect on our business and the value of our Common Stock.
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
•There can be no guarantee that our portfolio companies will adopt Managerial Assistance Recommendations or that such recommendations will have their intended effect.
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
General risk factors:
•The impact of economic recessions or downturns may impair our portfolio companies and lead to defaults by our portfolio companies, which could harm our operating results.
•Uncertainty about presidential administration initiatives could negatively impact our business, financial condition and results of operations.

•Ongoing international events, including geopolitical conflicts and trade policy uncertainty, have increased global political and economic uncertainty, which may have a material impact on the Company's portfolio and the value of your investment in the Company.
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
Our investment strategy prioritizes lending to businesses in Working Class Areas and employing Working Class People, which may limit available investment opportunities and result in the Company underperforming relative to peers that do not maintain similar objectives.
Our investment strategy is informed by Goal2030™ and is focused on lending to middle market businesses located in, or employing, Working Class American communities, with the goal of creating and preserving jobs and stimulating economic growth across the United States. In furtherance of this strategy, we seek to invest a substantial portion of our assets in companies that are located in Working Class Areas or are Substantial Employers of Working Class People, and we aim to
invest at least 5% of our assets in each of our ten Target Regions. This focus limits the types, number, and geographic distribution of investment opportunities available to us and, as a result, we may be unable to participate in transactions that would otherwise meet our risk-return criteria. We may also base investment decisions in part on a prospective portfolio company's alignment with Goal2030™ objectives, which may cause us to forgo opportunities that would have generated greater returns. There is no guarantee that our investments will have their intended economic or social effects, and our returns may be lower than those of other BDCs or private credit funds that do not maintain similar strategic objectives.

Our Prohibited Investments policy limits the universe of available investment opportunities, which may result in the
Company underperforming relative to peers that do not maintain similar restrictions.
We maintain a policy that prohibits investment in certain categories of companies and securities, including, among others, companies involved in the production or retail of small arms and light weapons for civilian customers, tobacco and cannabis companies, companies with significant involvement in thermal coal, oil, or shale gas extraction, companies operating prisons or detention centers, companies involved in pornographic content, and companies involved in the reprocessing and storage of nuclear waste (collectively, "Prohibited Investments"). While we believe these restrictions are consistent with our investment strategy and the values of our institutional investor base, they reduce the number and types of investment opportunities available to us. As a result, we may be unable to participate in transactions that would otherwise meet our risk-return criteria, and our investment returns may be lower than those of other BDCs or private credit funds that do not impose similar restrictions. In addition, the application of these restrictions requires judgment, and there may be circumstances in which the classification of a prospective investment as a Prohibited Investment is uncertain, which could result in the Company declining an otherwise attractive opportunity or, conversely, making an investment that is later determined to be inconsistent with the policy. We can offer no assurance that our Prohibited Investments policy will not adversely affect our ability to achieve our investment objective or that maintaining such restrictions will not have a material adverse effect on our business, financial condition, or results of operations.
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
Investment in the Company is not currently deemed a CRA eligible investment by any of the U.S. federal bank supervisory agencies, and the OCC declined to prospectively confirm that an investment in the Company would qualify as a CRA activity when the Company sought clarity on the question from the OCC (which was prior to the adoption of the New CRA
Final Rule).  Investments are not typically designated as CRA-qualifying by any governmental agency at the time of issuance. The final determinations that investments are CRA-qualifying are made by the federal and, where applicable, state bank supervisory agencies during their periodic examinations of financial institutions. We generally seek to obtain certain data from our borrowers, both during the underwriting process and on an ongoing basis throughout the term of the loan, that will allow an insured depository institution to apply for credit for the investment under the CRA with the appropriate banking regulator. This data is expected to include statistics regarding the borrowers’ composition and growth as well as their impact on the communities where they operate, and who and from where such borrowers hire, as well as other information that could be used to validate CRA eligibility such as the borrowers’ employment of LMI workers and the borrowers’ locations and/or operations in Working Class Areas. This information is designed to be helpful in substantiating the CRA eligibility of the investment. We can offer no assurance, however, that an investor in the Company subject to CRA requirements will receive CRA credit for such investment, and insured depository institution investors interested in applying for CRA credit must make their own assessment as to the likelihood that their banking regulator will grant CRA credit. Whether investments in the Company will qualify in whole or in part for CRA credit will depend on the composition of the Company’s investment portfolio over time and other factors, including changing regulatory criteria for granting CRA credit for particular categories of investments.

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
As a result of our arrangements with the Adviser and its affiliates and the Adviser’s Investment Committee, there may be times when the Adviser or such persons have interests that differ from those of our stockholders, giving rise to a conflict of interest.  Lafayette Square and/or the Adviser are expected to provide investment advisory services for other  investment funds, accounts, and other vehicles managed or advised by Lafayette Square or its affiliates (“Affiliated Investment
Accounts”) with a wide variety of investment objectives that in some instances may overlap or conflict with the investment objectives of the Company and present conflicts of interest. In addition, Lafayette Square may also, from time to time, create new or successor Affiliated Investment Accounts that may compete with the Company and present similar conflicts of interest. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” In serving in these multiple capacities, Lafayette Square, including the Adviser, the Investment Committee, and the investment team, may have obligations to Other Clients, or investors in Affiliated Investment Accounts, the fulfillment of which may not be in the best interests of us or our stockholders. Our investment objective may overlap with the investment objectives of certain
Affiliated Investment Accounts. As a result, the members of the Investment Committee may face conflicts in the allocation of investment opportunities among us and other investment funds, programs, accounts, and businesses advised by or affiliated with the Adviser. Certain Affiliated Investment Accounts may provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Adviser and its affiliates to receive higher origination and other transaction fees, all of which may contribute to this conflict of interest and create an incentive for the
Adviser to favor such other accounts. For example, the 1940 Act restricts the Adviser from receiving more than a 1% fee in connection with loans that we acquire or “originate,” a limitation that does not exist for certain other accounts.

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
The part of the management and incentive fees payable to Adviser that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash, such as a market discount, debt instruments with Paid-in-Kind (“PIK”) interest, preferred stock with PIK dividends, zero-coupon securities, and other deferred interest instruments and may create an incentive for the Adviser to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. This fee structure may be considered to give rise to a conflict of interest for the Adviser to the extent that it may encourage the Adviser to favor debt financings that provide for deferred interest, rather than current cash payments of interest. Under these investments, we will accrue the interest over the life of the investment, but we will not receive the cash income from the investment until the end of the term. Our net investment income used to calculate the income portion of our investment fee, however, includes accrued interest. The Adviser may have an incentive to invest in deferred interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the fees even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because the Adviser is not obligated to reimburse us for any fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued.
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
Our reliance on Rule 506(c) of Regulation D permits general solicitation in connection with our Private Offering and subjects us to additional requirements and risks.
We conduct our Private Offering in reliance on Rule 506(c) of Regulation D under the Securities Act, which permits us to engage in general solicitation and general advertising in connection with the offer and sale of shares of our Common Stock, provided that all purchasers are verified accredited investors. This exemption requires us to take reasonable steps to verify the accredited investor status of each purchaser, which imposes additional compliance costs and operational burdens beyond those associated with offerings conducted under Rule 506(b), under which we previously conducted our Private
Offering. If we fail to take reasonable verification steps with respect to any purchaser, or if a purchaser is later determined not to have been an accredited investor at the time of purchase, we could lose the benefit of the Rule 506(c) exemption with respect to that offering, which could result in a violation of Section 5 of the Securities Act and expose us to potential rescission claims by investors, SEC enforcement action, and civil liability. We can offer no assurance that our verification procedures will be sufficient in all cases or that our general solicitation activities will not expose us to regulatory risk or litigation.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
The business of identifying and structuring investments of the types contemplated by the Company is competitive and involves a high degree of uncertainty. The Company will be competing for investments with other investment funds, as well as more traditional lending institutions and private credit-focused competitors. Over the past several years, an increasing number of funds have been formed, with investment objectives similar to, or overlapping with, those of the
Company (and many such existing funds have grown substantially in size). In addition, other firms and institutions are seeking to capitalize on the perceived opportunities with vehicles, funds, and other products that are expected to compete with the Company for investments. Other shareholders may make competing offers for investment opportunities that we identify. Even after an agreement in principle has been reached with the Board or owners of an acquisition target, consummating the transaction is subject to a myriad of uncertainties, only some of which are foreseeable or within the control of the Adviser. Some of our competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Company, and thus these competitors may have advantages over the Company. In addition, issuers may prefer to take advantage of favorable high-yield markets and issue subordinated debt in those markets, which could result in fewer credit investment opportunities for the Company.
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
In order to maintain RIC tax treatment under the IRC, we must meet certain source-of-income, asset diversification, and distribution requirements. The distribution requirement for a RIC is satisfied if we distribute to our stockholders distributions for U.S. federal income tax purposes of an amount generally at least equal to 90% of our investment company taxable income, which is generally our net ordinary income plus the excess of our net short-term capital gains in excess of our net long-term capital losses, determined without regard to any deduction for distributions paid, to our stockholders on an annual basis. We are subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the
1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to be subject to tax as a RIC, in which case we will be subject to corporate-level income tax. To maintain status as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of our taxable year. Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to continue to qualify as a
RIC. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to stockholders, the amount of our distributions, and the amount of funds available for new investments. Such a failure would have a material adverse effect on our stockholders and us. See “Item 1.
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
For U.S. federal income tax purposes, we include in income certain amounts that we have not yet received in cash, such as the accretion of Original Issue Discount (“OID”). This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities, or increases in loan balances as a result of contracted PIK arrangements, is included in our income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.
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
If we are not treated as a “publicly offered regulated investment company,” as defined in the IRC, U.S. stockholders that are individuals, trusts or estates will be taxed as though they received a distribution of some of our expenses.
We do not expect to be treated initially as a “publicly offered regulated investment company.” Until and unless we are treated as a “publicly offered regulated investment company” as a result of either (1) shares of our Common Stock and our preferred stock collectively being held by at least 500 persons at all times during a taxable year, (2) shares of our Common
Stock being continuously offered pursuant to a public offering (within the meaning of Section 4 under the Securities Act)
or (3) shares of our Common Stock being treated as regularly traded on an established securities market, each U.S.
stockholder that is an individual, trust or estate will be treated as having received a dividend for U.S. federal income tax purposes from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to our investment adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. For taxable years beginning before 2026, miscellaneous itemized deductions generally are not deductible by a U.S. stockholder that is an individual, trust, or estate. For taxable years beginning in 2026 or later, miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under IRC Section 68. See “Item 1. Material U.S. Federal Income Tax Considerations — Taxation as a RIC.”
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
The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined by our Adviser's Valuation Committee, including to reflect significant events affecting the value of our securities. Most, if not all, of our investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820 (“ASC 820”) issued by the Financial Accounting
Standards Board (“FASB”). This means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of the fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which may include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information.
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
Provisions of the Delaware General Corporation Law (“DGCL”) and of our Charter and Bylaws could deter takeover attempts and have an adverse effect on the price of shares of Common Stock.
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
We do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404 of SOX, and failure by us to develop effective internal controls over financial reporting in accordance with Section 404 could have a material adverse effect on our business and the value of our
Common Stock.
We have not previously been required to maintain proper and effective internal control over financial reporting, including the internal control evaluation and certification requirements of Section 404 of SOX. We will not be required to comply with all of the requirements under Section 404 until we have been subject to the reporting requirements of the Exchange
Act for a specified period of time. Accordingly, our internal controls over financial reporting may not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and will establish formal procedures, policies, processes, and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact, and linkage of those risks to specific areas and activities within our organization.
Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC. Because we do not currently have comprehensive documentation of our internal control and have not yet tested our internal control in accordance with Section 404 of SOX, we cannot conclude, as required by Section 404, that we do not have a material weakness in our internal control or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal control. As a public entity, we will be required to complete our initial assessment in a timely manner. If we are not able to implement the applicable requirements of Section 404 of SOX in a timely manner or with adequate compliance, our operations, financial reporting, or financial results could be adversely affected. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC, and result in a breach of the covenants under the agreements governing any of our financing arrangements. There could also be a negative reaction in the financial markets due to a loss of shareholder confidence in us and the reliability of our consolidated financial statements.
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
We cannot guarantee our ability to maintain existing SBIC or RBIC licenses or eligibility under the USDA's OneRD
Guarantee Loan program.
We cannot guarantee the ability of any of our subsidiaries (in existence now or which may be formed in the future) to maintain SBIC licenses from the SBA, RBIC licenses from the USDA, or eligibility under the USDA’ OneRD Guarantee
Loan program, nor can we anticipate changes in regulatory policies with respect to SBICs, RBICs, or OneRD.
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
Our ability to adhere to or meet our goals, including Goal2030™, and our ability to create and preserve jobs and stimulate the economy may be limited.
When setting our goals we sought guidance from outside regulatory frameworks, including the Investment Act, CRA, and
Incentive Act. We can offer no assurances that we will be able to adhere to or meet our goals, including Goal2030™, and nor can we guarantee that such goals will have their intended consequences. While we will strive to (1) increase employment opportunities, (2) provide significant managerial assistance to small and middle-market companies and (3)
encourage economic growth in Working Class Areas, we can offer no assurances that our goals and actions in pursuits of these goals will have their intended effects.
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
Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio companies. The Company and our portfolio companies could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Investment Adviser to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.
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
Depending on the facts and circumstances of our investments and the extent of our involvement in the management of a portfolio company, upon the bankruptcy of a portfolio company, a bankruptcy court may re-characterize our debt investments as equity interests and subordinate all or a portion of our claim to that of other creditors. This could occur even though we may have structured our investment as senior debt.
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
There can be no guarantee that all costs and risks regarding compliance with environmental laws and regulations can be identified. New and more stringent environmental and health and safety laws, regulations and permit requirements, or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio investment or potential investments. Changes in federal environmental policy, including potential shifts in regulatory enforcement priorities under the current administration, may create uncertainty regarding the scope and application of environmental requirements applicable to our portfolio companies. In addition, state governments located in specific regions in which we invest may impose more stringent environmental regulations than those required at the federal level. Compliance with such current or future environmental requirements does not ensure that the operations of the portfolio investments will not cause injury to the environment or to people under all circumstances or that the portfolio investments will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a material adverse effect on an investment, and we can offer no assurance that the portfolio investments will at all times comply with all applicable environmental laws, regulations and permit requirements.
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
To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. Beyond our asset diversification requirements as a RIC under the IRC, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies.
Although we are classified as a non-diversified investment company within the meaning of the 1940 Act, we maintain the flexibility to operate as a diversified investment company. To the extent that we operate as a non-diversified investment company, we may be subject to greater risk.
Our portfolio may  be concentrated in a limited number of portfolio companies and industries, which will subject us to a risk of significant loss if any of these companies defaults on its obligations under any of its debt instruments or if there is a downturn in a particular industry.
Our portfolio may at times be concentrated in a limited number of portfolio companies and industries, including as a result of our focus on non-sponsored middle market businesses in specific geographies and sectors. As a result, the aggregate returns we realize may be significantly and adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, while we are not targeting any specific industries, our investments may be concentrated in relatively few industries. For example, although we may classify the industries of our portfolio companies by end-market (such as health market or business services) and not by the products or services (such as software) directed to those end-markets, some of our portfolio companies may principally provide software products or services, which exposes us to downturns in that sector. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
Our portfolio may lack geographic diversification across Target Regions.
While our goal is to invest at least 5% of our assets in each of our Target Regions over time, achieving and maintaining geographic diversification across all ten regions may be limited by geographically diverse manner due to general market conditions, the time necessary to identify, evaluate, structure, negotiate and close suitable in-vestments in private middle market companies, and the potential for allocations to other affiliated investment vehicles which focus their investments on a specific region. As a result, at any point in time, we may invest a disproportionate amount in certain regions, and there can be no assurance that we will achieve geographic diversification across all ten regions.
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
There can be no guarantee that our portfolio companies will adopt Managerial Assistance Recommendations or that such recommendations will have their intended effect.
Our portfolio companies retain full discretion regarding whether to adopt Managerial Assistance Recommendations, and there can be no assurance that a sufficient number of portfolio companies will choose to do so. Even where such recommendations are adopted, we cannot guarantee that they will improve employee well-being, retention, or productivity, or that they will have a positive effect on the financial performance of the portfolio company. If portfolio companies fail to adopt Managerial Assistance Recommendations at levels sufficient to meet our Goal2030™ benchmarks, we may forfeit interest rate step-downs under our senior secured revolving credit facility, which could increase our cost of capital and adversely affect our results of operations and returns to stockholders.
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
General Risk Factors
Political, social and economic uncertainty, including uncertainty related to global pandemics, creates and exacerbates risks.
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
Ongoing international events, including geopolitical conflicts and trade policy uncertainty, have increased global political and economic uncertainty, which may have a material impact on the Company's portfolio and the value of your investment in the Company.
The ongoing war between Russia and Ukraine and associated sanctions placed on certain Russian entities and individuals by the United States and other countries, continue to contribute to global political and economic uncertainty. Although US-

mediated peace negotiations are underway, the conflict remains unresolved and continues to affect global energy markets, supply chains, and inflation. There is also the ongoing risk of retaliatory actions by Russia against countries that have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence.
In the Middle East, although Israel and Hamas entered into a US-brokered ceasefire framework in October 2025, the situation remains fragile, with ongoing hostilities and significant uncertainty regarding the durability and implementation of the agreement. Broader regional instability, including ongoing tensions between Israel and Iran and other state and non-
state actors in the region, continues to pose risks to global markets.
In particular, escalating tensions between the United States and Iran present a distinct set of risks that could materially affect the Company's portfolio. Iran is a significant producer of oil, and any further escalation — including military conflict, sanctions, or disruption to regional shipping routes such as the Strait of Hormuz — could cause significant increases in energy prices, exacerbate inflationary pressures, and contribute to broader market volatility. Rising energy costs could adversely affect the operating costs and profit margins of our portfolio companies, particularly those in transportation, manufacturing, and other energy-sensitive industries, and could impair their ability to service their debt obligations to us.
In addition, changes in U.S. trade policy, including the imposition or threat of tariffs and the renegotiation of trade agreements, have introduced additional uncertainty into global markets and may adversely affect portfolio companies that rely on cross-border supply chains or are sensitive to shifts in trade flows.
Although the Company has no direct exposure to Russia, Ukraine, or the Middle East, the broader consequences of these and other geopolitical events — including their effects on oil and other energy prices, inflation, interest rates, capital markets, and general economic conditions — may have a material adverse impact on the Company's portfolio and the value of your investment in the Company.
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
Our portfolio companies may be susceptible to economic downturns or recessions and may be unable to repay our loans during these periods. During these periods our non-performing assets may increase and the value of our portfolio may decrease if we are required to write down the values of our investments. Adverse economic conditions may also decrease the value of collateral securing some of our loans. Economic slowdowns or recessions could lead to financial losses in our portfolio investments and a decrease in revenues, net income and assets. A prolonged reduction in interest rates due to economic downturns or recessions will reduce our gross investment income and could result in a decrease in our net investment income if such decreases in SOFR are not offset by a corresponding increase in the spread over SOFR that we earn on any portfolio investments, a decrease in our operating expenses, including with respect to our income incentive fee, or a decrease in the interest rate of our floating interest rate liabilities tied to SOFR. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.
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
The current regulatory environment reflects a shift in priorities under the current administration, and changes in regulatory policy, including potential deregulation or re-regulation across financial services sectors, may affect the competitive landscape and our operations in ways that are difficult to predict.
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
Regulatory attention to the extension of credit outside of the traditional banking sector has continued to evolve, and it remains possible that some portion of the non-bank financial sector will be subject to new or modified regulation. While it cannot be known at this time whether any such regulation will be implemented or what form it may take, changes in the regulation of non-bank credit extension — whether resulting in increased oversight or a relaxation of existing requirements
— could affect competitive dynamics in the private credit market and could impact our operations, cash flows or financial condition, impose additional costs on us, intensify regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.
Uncertainty resulting from the overall political climate could negatively impact our business, financial condition, and results of operations.
The current political climate has created uncertainty with respect to legal, tax, and regulatory regimes in which the
Company and its portfolio companies, as well as the Adviser, the Administrator, Lafayette Square, and their affiliates operate. The current administration has signaled policy priorities that may affect, among other things, trade, taxation, financial services regulation, immigration, and government spending. Any significant changes in economic or tax policy and/or government programs could have a material adverse impact on the Company and on its investments. In addition, political uncertainty at the state and local level, including with respect to policies affecting the industries and communities in which our portfolio companies operate, could further affect our business, financial condition, and results of operations.
We will incur significant costs as a result of being registered under the Exchange Act.
We will incur legal, accounting, and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under SOX and other rules implemented by the SEC.
Efforts to comply with SOX will involve significant expenditures, and non-compliance with SOX would adversely affect us and the value of shares of our Common Stock.
We are required to comply with certain requirements of the SOX and the related rules and regulations promulgated by the
SEC, but will not have to comply with certain requirements until we have been registered under the Exchange Act for a specified period of time or cease to be an “emerging growth company.” Because shares of our Common Stock are registered under the Exchange Act, we are subject to SOX and the related rules and regulations promulgated by the SEC, and our management is required to report on our internal control over financial reporting pursuant to Section 404 of SOX.
We are required to review on an annual basis, our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a result, we expect to incur significant additional expenses that may negatively impact our financial performance and our ability to make distributions.
This process will also result in a diversion of management’s time and attention. We do not know when our evaluation, testing and remediation actions will be completed or its impact on our operations. In addition, we may be unable to ensure that the process is effective or that our internal control over financial reporting is or will be effective. In the event that we are unable to come into and maintain compliance with SOX and related rules, we and the value of our securities would be adversely affected.
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
The Company relies on the Adviser to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company. The
Adviser has engaged a technology consultant to provide strategic oversight of the Company's technology infrastructure and information security program. The Adviser has contracted with Salt Cybersecurity, LLC to serve as a virtual Chief
Information Security Officer (“vCISO”) and perform an annual information security program risk assessment and gap analysis based on the International Organization for Standardization (ISO) and International Electrotechnical Commission
(IEC) standard (ISO/IEC 27001:2013). In addition, our vCISO conducts due diligence on each vendor we utilize to assess their levels of security when working with Lafayette Square data. The Adviser has also engaged a third-party cybersecurity firm, AG1, Inc. (dba AgileBlue), to act as Lafayette Square’s outsourced security operation center (“SOC”) and provide continuous monitoring of Lafayette Square issued devices for potential vulnerabilities with any threats escalated to the
Chief Administrative Officer.
Management's Role in Cybersecurity Risk Management
The Company’s management, including the Company’s Chief Compliance Officer, is responsible for assessing and managing material risks from cybersecurity threats. Lafayette Square’s information security policy includes an incident response plan which specifies procedures for elevating, remediating, monitoring and communicating about Cybersecurity
Incidents. A dedicated team of executive level leaders at the Adviser (the “Incident Response Team”) including the Chief
Risk Officer, Chief People Officer, Chief Compliance Officer and led by the Chief Administrative Officer, with the support of a technology consultant engaged by the Adviser, ensure Cybersecurity Incident containment, eradication, recovery and notification that is integrated in Lafayette Square’s overall risk management. If a Cybersecurity Incident is detected, whether by way of penetration testing, a vulnerability scan conducted by the SOC, or otherwise, it will be reported to the
Chief Administrative Officer and the Adviser’s technology consultant, who mobilize the Incident Response Team. The
Incident Response Team will prepare the communications including alerting the Board of any material risks and any additional required reporting. The  Chief Administrative Officer is designated as the leader of the Incident Response Team and is designated to interface with key stakeholders including the Board.
Board Oversight of Cybersecurity Risks
The Board provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats.  The
Board receives periodic updates from the Adviser regarding the overall state of the Adviser’s cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the
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
ITEM 2. PROPERTIES
Our headquarters are located at 175 SW 7th Street, Suite 2307, Miami, Florida 33130 and are provided by our
Administrator. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted. We do not own any real estate or other physical properties materially important to our operations.
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
Holders
As of March 25, 2026, we had 161 stockholders of record.
Distribution Policy
To the extent that we have income available, we intend to make quarterly distributions to our stockholders. We first elected to be taxed as a RIC under Subchapter M of the IRC for our taxable year ending December 31, 2023. To maintain our RIC tax status, we intend to distribute at least 90% of our investment company taxable income (as defined by the IRC, which generally includes net ordinary income and net short-term taxable gains) to our stockholders in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the IRC. See “Item 1. Business — “Certain U.S. Federal Income Tax Considerations.”
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
We can be expected to incur in the future, such excise tax on a portion of our income and gains. While we intend to distribute income and capital gains to minimize exposure to the 4% excise tax, we may not be able to, or may not choose to, distribute amounts sufficient to avoid the imposition of the tax entirely. In that event, we will be liable for the tax only on the amount by which we do not meet the foregoing distribution requirement. See “ITEM 1A. RISK FACTORS - Risks
Related to U.S. Federal Income Tax - We will be subject to U.S federal income tax at corporate rates if we are unable to qualify and maintain our tax treatment as a RIC under Subchapter M of the IRC or if we make investments through taxable subsidiaries.”

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

Date Declared	Record Date	Payment Date	Amount	Amount Per Share	DRIP Shares Issued
March 25, 2025	March 25, 2025	May 6, 2025	$8,393	$0.35	197,026
June 27, 2025	June 27, 2025	August 1, 2025	$8,503	$0.35	201,788
September 26, 2025	September 26, 2025	October 24, 2025	$8,573	$0.35	205,205
December 19, 2025	December 17, 2025	January 7, 2026	$9,239	$0.35	—
Unregistered Sales of Equity Securities
All sales of unregistered securities during the year ended December 31, 2025 were reported in our current reports on Form
8-K filed with the SEC.
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
Overview
Lafayette Square USA, Inc. is an externally managed, closed-end, non-diversified management investment company that provides capital to middle market businesses located in or employing Working Class American communities. We generate revenue primarily through interest income on debt investments and, to a lesser extent, capital gains and fee income. We are externally managed by LS BDC Adviser, LLC (the “Adviser”) and have elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, and to be treated as a regulated investment company under Subchapter M of the IRC.
Investment Objective and Strategy
Our investment objective is to generate favorable risk-adjusted returns, consisting primarily of current income and, to a lesser extent, capital appreciation. We invest primarily in first and second lien senior secured loans and, to a lesser extent, in subordinated and mezzanine loans and equity and equity-like securities, including common stock, preferred stock and warrants. Our debt investments typically bear floating interest rates and generally include financial maintenance covenants and comprehensive collateral packages.
We focus on non-sponsored middle market companies with annual revenues between $10 million and $1 billion and
EBITDA between $10 million and $100 million, although we may invest in larger or smaller companies. We originate investments primarily through direct engagement with business owners and management teams, supported by data and analytics technology that integrates company-level information with place-based socioeconomic data to identify investment opportunities, support underwriting decisions, and monitor portfolio performance. We also may purchase interests in loans or other instruments through secondary market transactions.

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
•fees and expenses associated with marketing efforts, including attendance at investment conferences and similar events
•debt service and other costs of borrowings or other financing arrangements;
•the allocated costs incurred in connection with providing services to employees of portfolio companies (of the type described in Item I. “Business—Investment Strategy”);
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
•costs of preparing consolidated financial statements and maintaining books and records, costs of preparing tax returns, costs of compliance with SOX, and attestation and costs of filing reports or other documents with the SEC
(or other regulatory bodies) and other reporting and compliance costs, including registration and listing fees, and the compensation of professionals responsible for the preparation or review of the foregoing;
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
As of December 31, 2025 and December 31, 2024, we had no Unreimbursed Expense Payable under the Expense Support
Agreement.
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
On September 30, 2024, we received an exemptive relief from the SEC to permit us to exclude the debt of the LS SBICs that are guaranteed by the SBA from the 150% asset coverage ratio we are required to maintain under the 1940 Act. With this exemptive relief, we have increased capacity to fund up to $175.0 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments in each LS
SBIC with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 150% asset coverage ratio limitation would allow us to incur.
Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the years ended December 31, 2025,
December 31, 2024 and December 31, 2023 (information presented herein is at amortized cost in thousands, except per share data, unless otherwise indicated):

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Total Investments, beginning of period	$556,863	$271,523	$84,545
New investments purchased	458,081	347,622	190,068
Net accretion of discount on investments	2,468	1,374	406
Net realized gains (losses) on investments	203	98	—
Investments sold or repaid	(227,174)	(63,754)	(3,496)
Total Investments, end of period	$790,441	$556,863	$271,523

Portfolio companies, at beginning of period	34	19	5
Number of new portfolio companies	24	16	14
Number of exited portfolio companies	(4)	(1)	—
Portfolio companies, at end of period	54	34	19
As of December 31, 2025 and December 31, 2024, the Company’s investments consisted of the following (dollar amounts
in thousands, except per share data, unless otherwise indicated):

	December 31, 2025
	Amortized Cost		Fair Value
Subordinated debt	$690,548	87.4%	$689,683	87.4%
Equity	48,364	6.1%	47,880	6.1%
Preferred equity	46,604	5.9%	46,713	5.9%
Subordinated debt	3,425	0.4%	3,437	0.4%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$790,441	100.0%	$789,213	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$540,064	97.0%	$540,195	96.9%
Equity	11,909	2.1%	12,028	2.2%
Subordinated debt	1,738	0.3%	1,712	0.3%
Preferred equity	1,652	0.3%	1,652	0.3%
Convertible note	1,500	0.3%	1,500	0.3%
Warrants	—	—%	—	—%
Total	$556,863	100.0%	$557,087	100.0%
The tables below describe investments by industry composition based on fair value as of December 31, 2025 and
December 31, 2024 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	December 31, 2025
	Amortized Cost		Fair Value
Professional Services	$81,543	10.3%	$82,156	10.4%
Commercial Services & Supplies	72,767	9.3%	72,927	9.2%
Hotels, Restaurants & Leisure	65,740	8.3%	65,974	8.4%
Construction & Engineering	55,085	7.0%	55,241	7.0%
Specialized Consumer Services	54,727	6.9%	55,080	7.0%
Road & Rail	52,124	6.6%	45,140	5.7%
Media	35,757	4.5%	39,346	5.0%
Diversified Financial Services	37,532	4.7%	37,788	4.8%
Health Care Providers & Services	37,589	4.8%	37,723	4.8%
IT Services	36,875	4.7%	37,222	4.7%
Independent Power & Renewable	36,338	4.6%	36,499	4.6%
Transportation Infrastructure	31,671	4.0%	31,994	4.1%
Real Estate Management & Development	27,486	3.5%	26,934	3.4%
Health Care Equipment & Services	23,210	2.9%	22,990	2.9%
Diversified Consumer Services	22,028	2.8%	22,127	2.8%
Aerospace & Defense	19,657	2.5%	19,512	2.5%
Insurance	18,000	2.3%	18,000	2.3%
Food Products	16,924	2.1%	16,966	2.1%
Diversified Telecommunication Services	15,872	2.0%	15,870	2.0%
Electrical Equipment	12,441	1.6%	12,538	1.6%
Gas Utilities	10,661	1.3%	10,675	1.4%
Food & Staples Retailing	9,888	1.3%	9,986	1.3%
Health Care Distributors	7,802	1.0%	7,842	1.0%
Diversified Real Estate Activities	4,343	0.5%	4,286	0.5%
Water Utilities	3,381	0.4%	3,397	0.4%
Human Resource & Employment Services	1,000	0.1%	1,000	0.1%
Total	$790,441	100.0%	$789,213	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,606	12.0%	$66,901	12.1%
Professional Services	57,752	10.4%	58,135	10.4%
Specialized Consumer Services	39,897	7.2%	40,288	7.2%
Road & Rail	41,613	7.5%	39,900	7.2%
Interactive Media & Services	34,011	6.1%	34,293	6.2%
IT Services	33,807	6.1%	33,820	6.1%
Media	34,140	6.1%	32,725	5.9%
Diversified Financial Services	28,388	5.1%	28,492	5.1%
Transportation Infrastructure	26,252	4.7%	26,530	4.8%
Water Utilities	23,112	4.2%	23,454	4.2%
Health Care Equipment & Services	19,702	3.5%	19,949	3.6%
Application Software	18,288	3.3%	18,400	3.3%
Health Care Providers & Services	17,595	3.2%	17,768	3.2%
Construction & Engineering	17,427	3.1%	17,428	3.1%
Pharmaceuticals	16,278	2.9%	16,426	2.9%
Aerospace & Defense	16,069	2.9%	16,108	2.9%
Electric Utilities	12,286	2.2%	12,500	2.2%
Restaurants	11,714	2.1%	11,783	2.1%
Hotels, Restaurants & Leisure	10,688	1.9%	10,877	2.0%
Gas Utilities	10,737	1.9%	10,787	1.9%
Real Estate Management & Development	9,184	1.6%	9,182	1.6%
Independent Power & Renewable	8,388	1.5%	8,388	1.5%
Diversified Consumer Services	2,459	0.4%	2,459	0.4%
Food & Staples Retailing	470	0.1%	494	0.1%
Total	$556,863	100.0%	$557,087	100.0%
Certain portfolio companies have been reclassified to updated GICS industry categories in the current year. The December
31, 2024 industry presentation has not been restated to reflect these reclassifications and therefore may not be directly comparable to the December 31, 2025 presentation.
The weighted average yields at amortized cost and fair value of our portfolio as of December 31, 2025 and December 31,
2024 were as follows (dollar amount in thousands, except per share data, unless otherwise indicated):

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	11.0%	11.0%	11.3%	11.3%
Subordinated debt	14.2%	14.1%	14.0%	14.2%
Bonds	—%	—%	12.3%	12.3%
Convertible note	10.0%	10.0%	10.0%	10.0%
Weighted Average Yield(1)	10.5%	10.6%	11.4%	11.4%
(1) The weighted average yield of our portfolio does not represent the total return to our stockholders.

	December 31, 2025	December 31, 2024
Number of portfolio companies	54	34
Percentage of performing debt bearing a floating rate (1)	85.4%	95.5%
Percentage of performing debt bearing a fixed rate (1)(2)	14.6%	4.5%
Weighted average spread over SOFR of all accruing floating rate investments	6.5%	6.7%
Weighted average EBITDA (in millions) (3)	$20.0	$22.2
Weighted average leverage (net debt/EBITDA) (4)	3.6x	3.7x
Weighted average interest coverage (4)	2.6x	2.4x
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
During the year ended December 31, 2025, we received aggregate proceeds of $75.9 million from the full repayment of five portfolio company debt investments. Four of these repayments represented full exits from the respective portfolio companies. In connection with the repayment of Global K9 Companies LLC, the Company continues to hold an equity position through IVM GK9 Holdings LLC. In connection with these repayments, we received aggregate prepayment fees of approximately $0.4 million and recognized net realized gains of approximately $0.2 million. The following table summarizes our investment dispositions during the periods presented:

Portfolio Company	Region	Industry	Payoff Date	Cash proceeds	Realized G/L
Year Ended December 31, 2025
Global K9 Companies LLC	Southeast	Commercial Services & Supplies	2/12/2025	$22,434	—
Dartpoints Operating Company LLC	Gulf Coast	IT Services	4/24/2025	$3,489	$51
Cafe Zupas, L.C.	Four Corners	Hotels, Restaurants & Leisure	6/4/2025	$11,733	—
H.W. Lochner Inc.	Great Lakes	Transportation Infrastructure	7/23/2025	$7,654	$119
M&S Acquisition Corporation	Far West	Professional Services	12/23/2025	$30,567	—
Total				$75,877	$170(1)
Year Ended December 31, 2024
Critical Nurse Staffing, LLC	Four Corners	Health Care Services	12/30/2024	$14,034	—
All investment dispositions during the years ended December 31, 2025, and 2024 consisted of full repayments of first lien senior secured floating-rate debt investments, with the exception of Global K9 Companies LLC, for which the term loan was repaid while an equity position is retained. No dispositions during either period resulted from credit deterioration or distressed sales.The exited investments spanned six industries across five geographic regions, reflecting the diversification of the portfolio. There were no investment dispositions during the year ended December 31, 2023.

Portfolio turnover, calculated as the lesser of purchases or dispositions divided by the average fair value of the investment portfolio, was approximately 24% for the year ended December 31, 2025.
(1) Reflects net realized gains from full position exits only and does not include realized gains or losses from other portfolio activity, including scheduled principal paydowns and other investment transactions. See Note 4 to the consolidated financial statements for total net realized gains (losses) on investments.
Subsequent to December 31, 2025, on March 9, 2026, TCFIII OWL Buyer LLC repaid in full its outstanding first lien senior secured term loans, with aggregate repayments of approximately $10.7 million.
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

The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of
December 31, 2025 and December 31, 2024 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	December 31, 2025		December 31, 2024
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—%	$—	—%
2	703,603	89.2%	483,968	86.9%
3	40,470	5.1%	73,119	13.1%
4	45,140	5.7%	—	—
5	—	—	—	—
Total	$789,213	100.0%	$557,087	100.0%
Results of Operations
The following diagram illustrates the composition of the Company's investment income, operating expenses, and resulting net investment income for the year ended December 2025 and December 31, 2024

(1) Rounding
The following table represents the operating results for the years ended December 31, 2025, December 31, 2024 and
December 31, 2023 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Total investment income	$84,650	$56,234	$20,751
Total expenses, including expense support reimbursement	49,130	26,647	12,038
Net investment income (loss)	35,520	29,587	8,713
Net realized gains (losses) on investments	203	98	—
Net change in unrealized gains (losses)	(1,452)	(1,846)	2,272
Net increase (decrease) in net assets resulting from operations	$34,271	$27,839	$10,985
Investment Income
The composition of the Company’s investment income was as follows (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Investment income
Interest income	$78,261	$51,417	$18,567
Fee income	1,892	1,135	70
Interest from cash and cash equivalents	4,497	3,682	2,114
Total investment income	$84,650	$56,234	$20,751
The increase in total investment income from $56.2 million for the year ended December 31, 2024 to $84.7 million for the year ended December 31, 2025 was primarily driven by our deployment of capital and growth in average invested balance over the period. New investments during the year consisted primarily of directly originated, first lien senior secured loans to non-sponsored middle market borrowers across our Target Regions, consistent with our investment strategy. The growth in investment income was partially offset by a 20 basis point compression in the weighted average spread over SOFR, reflecting broader private credit market conditions during the period.
Expenses
The following table summarizes the Company’s expenses for the years ended December 31, 2025, December 31, 2024 and
December 31, 2023 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest and financing expenses	$29,229	$10,255	$2,049
Management fee	6,617	4,136	1,640
Incentive fee	6,259	5,272	1,615
General and administrative expenses	2,285	1,831	1,441
Administrative services fee	1,800	2,048	1,485
Professional fees	1,574	1,082	584
Legal fees	645	1,042	838
Directors' fees	320	348	320
Income tax expense	262	371	—
Organizational costs	139	46	332
Placement fees	—	216	1,131
Offering expenses	—	—	151
Total expenses	$49,130	$26,647	$11,586
Expense support reimbursement	—	—	452
Total expenses, including expense support reimbursement	$49,130	$26,647	$12,038
Total expenses before expense support increased to $49.1 million for the year ended December 31, 2025 from $26.6 million for the year ended December 31, 2024. The Company did not receive expense support from the Adviser during the year ended December 31, 2025 or December 31, 2024.
Interest and financing expenses increased to $29.2 million for the year ended December 31, 2025 compared to $10.3 million for the year ended December 31, 2024 primarily due to an expansion of funding sources from SBA-guaranteed debentures, the ING Credit Facility, Notes, and Repurchase Obligations.
The increase in management fees for the year ended December 31, 2025 when compared to the year ended December 31,
2024 was driven by our deployment of capital and an increase in average gross assets.
Incentive fees increased to $6.3 million for the year ended December 31, 2025 when compared to $5.3 million for the year ended December 31, 2024 due to the increase in Net Investment Income. Refer to Note 6 Investment Advisory Agreement
of the Form 10-K for a discussion of how the incentive fee is calculated.
The decrease in administrative services fee to $1.8 million for the year ended December 31, 2025 as compared to $2.0 million for the year ended December 31, 2024 was due to a decrease in the Company's allocable portion of overhead compensation, rent, office services and equipment, under the Company's Administration Agreement.
General and administrative expenses, legal fees, professional fees and placement fees increased to $4.5 million during the year ended December 31, 2025 as compared to $4.2 million for the year ended December 31, 2024 primarily driven by the continued expansion of our investment portfolio and related operational infrastructure, in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws.
The increase in organizational costs to $139 thousand for the year ended December 31, 2025 as compared to $46 thousand for the year ended December 31, 2024 was primarily related to the formation of certain subsidiaries of the Company. Refer to Note 1 of the Form 10-K on details regarding organizational costs.

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
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred Management
Fees of $6.6 million, $4.1 million and $1.6 million, respectively. As of December 31, 2025 and December 31, 2024, there was $1.8 million and $1.4 million of Management Fee payable to the Adviser, respectively.
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
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred Income-
Based Fee of $6.3 million, $5.3 million and $1.6 million, respectively. As of December 31, 2025 and December 31, 2024,
$1.5 million and $1.3 million, respectively, remained payable to the Adviser.
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
For the years ended December 31, 2025 and December 31, 2024, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of December 31, 2025 and December 31, 2024, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred $1.8 million,
$2.0 million, and $1.5 million, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and
December 31, 2024, $0 and $0, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the
Company prior to the Company’s commencement of operations.
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
As of December 31, 2025 and December 31, 2024, the Company has no Unreimbursed Expense Payable.
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
Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of
December 31, 2025 and December 31, 2024, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 220.8% and 269.2%, respectively.

Our financing facilities consist of the following (dollar amounts in thousands, except per share data, unless otherwise indicated):

	December 31, 2025			December 31, 2024
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$300,000	$276,982	$23,018	$225,000	$208,232	$16,768
SBA-Guaranteed Debentures	290,000	230,000	60,000	192,505	192,505	—
Note payable	65,000	65,000	—	—	—	—
Total	$655,000	$571,982	$83,018	$417,505	$400,737	$16,768
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (dollar amounts
in thousands, except per share data, unless otherwise indicated):

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest expense	$27,248	$9,328	$1,526
Non-usage fee (1)	168	92	82
Amortization of deferred financing costs	1,813	835	441
Weighted average stated interest rate	6.07%	6.40%	7.08%
Weighted average outstanding balance	$449,096	$145,828	$21,548
(1)Non-usage fee is applicable to the undrawn portion of the credit facilities.
The following chart compares the contractual maturity profile of the Company's investment portfolio against scheduled debt maturities as of December 31, 2025.

$350M
$300M
$250M
$200M
$150M
$100M
$50M
$0M
3.3 Yrs
WA Asset Maturity
5.8 Yrs
WA Debt Maturity
$91.8M
$84.1M
$119.4M
$184.4M
$277.0M
$228.3M
$65.0M
$81.2M
$230.0M
2026
2027
2028
2029
2030
Later or No Maturity
Investment Maturities [1]
Debt Maturities [2]

(1) Investment Maturities: Represents the aggregate fair value of the BDC's debt investments maturing in each period, based on contractual maturity dates as set forth in the Consolidated Schedule of Investments. Actual maturities may differ from contractual maturities due to prepayments, extensions, defaults, or other factors. Maturity profiles are subject to change and should not be viewed as indicative of future cash flows or liquidity.
(2) Debt Maturities: Represents the aggregate principal amount of the BDC's outstanding borrowings maturing in each period, including the ING revolving credit facility, SBA-guaranteed debentures, and senior unsecured notes. Actual repayment timing may differ from contractual maturity due to refinancing activity, early repayment, or amendments to existing facilities. Debt maturity profiles are subject to change and should not be viewed in isolation.
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
On March 20, 2025, we entered into a commitment increase agreement (the “First Commitment Increase Agreement”)
under the accordion feature in the ING Credit Facility pursuant to which aggregate commitments under such facility increased from $225 million to $250 million. The parties to the First Commitment Increase Agreement include us, ING
Capital LLC, as additional Lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
On April 24, 2025, we entered into Amendment No. 2 to the Senior Secured Revolving Credit Agreement (the “Second
Amendment”), which amended the ING Credit Facility. The parties to the Second Amendment include us, the lenders party to such agreement, Subsidiary Guarantors party to such amendment and ING Capital LLC, as Administrative Agent. The
Second Amendment provides for an increase of the accordion provision to permit increases in the total facility amount of up to $300 million and permits us to enter into repurchase agreements in an aggregate nominal amount of up to $30 million.
On April 24, 2025, we entered into a waiver letter permitting us to enter into a repurchase agreement with Midcap
Financial Trust dated as of April 17, 2025.
On May 30, 2025, we entered into a joinder agreement (the “Third Lender  Joinder Agreement”) under the accordion feature in the ING Credit Facility pursuant to which aggregate commitments under such facility increased from
$250 million to $275 million. The parties to the Third Lender Joinder Agreement include us, City National Bank, as additional lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
On October 30, 2025, we entered into a commitment increase agreement (the “Second Commitment Increase Agreement”)
under the accordion feature in the ING Credit Facility pursuant to which aggregate commitments under such facility increased from $275 million to $300 million. The parties to the Second Commitment Increase Agreement include the

Company, City National Bank, as Lender, the Subsidiary Guarantors party to such agreement and the Administrative
Agent.
As of December 31, 2025 and December 31, 2024, we had $277.0 million and $208.2 million, respectively, in outstanding borrowings from the ING Credit Facility and availability as determined under the borrowing base of the ING Credit
Facility of $23 million.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Credit Facility for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (dollar amounts
in thousands, except per share data, unless otherwise indicated):

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest expense	$14,879	$3,601	$—
Non-usage fee (1)	168	66	—
Amortization of financing costs	660	169	—
Weighted average stated interest rate	7.06%	7.79%	—%
Weighted average outstanding balance	$210,745	$46,226	$—
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
As of December 31, 2025 and December 31, 2024, the Company had no outstanding borrowings from the Subscription
Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Subscription Facility for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (dollar amounts
in thousands, except per share data, unless otherwise indicated):

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest expense	$—	$492	$584
Non-usage fee (1)	—	26	82
Amortization of financing costs	—	218	372
Weighted average stated interest rate	—%	7.83%	7.19%
Weighted average outstanding balance	$—	$6,286	$8,121
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
Facility.

SBA-Guaranteed Debentures
The following illustration summarizes the Company's SBA-guaranteed debentures issued through its SBIC and SSBIC subsidiaries, including outstanding balances, available capacity, and applicable interest rates, as of December 31, 2025.

100% Utilized
$175.0M DRAWN
31% Utilized
$55.0M DRAWN

## SBIC License

LAFAYETTE SQUARE SBIC, LP

| | |
|---|---|
| Licensed | February 1, 2026 |
| Outstanding | $175.0M |
| Max Debentures | $175.0M |
| Rate Range | 4.380% - 5.035% |

## SSBIC License

LAFAYETTE SQUARE SSBIC, LP

| | |
|---|---|
| Licensed | September 12, 2024 |
| Outstanding | $55.0M |
| Max Debentures | $175.0M |
| Rate Range | 4.532% - 4.963% |

**$230M**

Total SBA debentures outstanding

**$350M**

Combined maximum capacity[1]

**4.99%**

WTD. AVG. Rate

(1) Combined maximum capacity of $350M represents the aggregate licensed debenture limit across Lafayette Square
SBIC, LP and Lafayette Square SSBIC, LP. As of December 31, 2025, the Company has received SBA commitments of
$290.0M in aggregate, with $230.0M currently outstanding.
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including periodic examination by the SBA. As of December 31, 2025 and December 31, 2024, LS SBIC LP
and LS SSBIC LP had a regulatory capital of $175.0 million and $110.0 million, respectively, and had $230.0 million and
$192.5 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-recourse to us, have a
10-year maturity, and may be prepaid at any time without penalty. The interest rate on the SBA debentures is fixed at the time of issuance, which is often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current
SBA regulations limit the amount that each of LS SBIC LP and LS SSBIC LP  may borrow to a maximum of
$175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns. These amounts are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes our SBA-guaranteed debentures as of December 31, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	9,995	4.53%	0.347%
June 27, 2025	September 1, 2035	$27,500	4.53%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest expense	$10,700	$4,610	$566
Non-usage fee	—	—	—
Amortization of financing costs	1,032	448	69
Weighted average stated interest rate	4.99%	5.34%	6.23%
Weighted average outstanding balance	$214,309	$86,388	$9,088
(1)The Company's initial borrowing under the SBA Debentures program occurred on September 15, 2023.
Unsecured Notes
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
The Notes were offered in reliance on Section 4(a)(2) under the Securities Act. The Notes have not and will not be registered under the Securities Act or any state securities laws. Unless they are registered under the Securities Act, the
Notes may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act. We used the net proceeds from this offering for general corporate purposes, including making investments.
As of December 31, 2025, the carrying amount of the Company’s borrowings under the Notes approximated its fair value.
As of December 31, 2025, unamortized debt issuance costs of $1.6 million are being deferred and amortized over the remaining term of the Notes. As of December 31, 2025, the Notes had an outstanding balance of $65.0 million.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Notes for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest expense	$1,669	$—	$—
Non-usage fee	—	—	—
Amortization of financing costs	121	—	—
Weighted average stated interest rate	6.94%	—%	—%
Weighted average outstanding balance	$24,041	$—	$—
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
As of December 31, 2025 and December 31, 2024, we had no outstanding borrowings from the May 2024 Repurchase
Obligations.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Repurchase Obligations for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest expense	$—	$625	$376
Non-usage fee	—	—	—
Amortization of financing costs	—	—	—
Weighted average stated interest rate	—%	9.01%	8.68%
Weighted average outstanding balance	$—	$6,928	$4,339

Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of
December 31, 2025 and December 31, 2024, we were not party to any off-balance sheet arrangements.
Recent Developments
On January 8, 2026, January 29, 2026, January 30, 2026, February 4, 2026,  February 5, 2026, February 12, 2026, February
26, 2026, February 27, 2026, March 2, 2026, March 4, 2026, and March 12, 2026, the Company invested in a senior secured first lien revolver credit facility in Rotolo Consultants Inc, with fundings totaling $6.6  million. This loan bears an interest rate of 3M Term SOFR + 5.50%, and matures on January 31, 2031.
On January 15, 2026, the Company invested in a senior secured first lien term loan in Ally Medical Holdings, LLC, totaling $14.9 million, bearing an interest rate of 3M Term SOFR + 7.00%, maturing on January 15, 2030.
On January 8, 2026, January 29, 2026, February 9, 2026, February 19, 2026, and February 26, 2026, the Company invested in a senior secured first lien revolver credit facility in C Speed LLC, with fundings totaling $3.0 million. This loan bears an interest rate of 3M Term SOFR + 5.90%, and matures on October 1, 2029.
On January 8, 2026 and February 6, 2026, the Company invested in a senior secured first lien term loan in Rock Gate
Capital, LLC totaling $2.8 million, bearing an interest rate of 3M Term SOFR + 6.75%, maturing on May 30, 2029.
On January 13, 2026, the Company invested in an equity holding in Studio Lafayette, LLC totaling $0.5 million.
On January 13, 2026 and February 11, 2026, the Company invested in a senior secured first lien delayed draw term loan of
Straine Dental Management, LLC with a funding of $0.2 million. This loan bears interest at an annual rate of 1M Term
SOFR + 7.42% and matures on November 25, 2030.
On January 14, 2026, February 27, 2026, and March 6, 2026, the Company invested in a senior secured first lien revolver credit facility in Synergi LLC, with fundings totaling $0.4 million. This loan bears an interest rate of 3M Term SOFR +
7.45%, and matures on December 17, 2027.
On January 15, 2026 and February 17, 2026, the Company invested in a senior secured first lien delayed draw term loan of
DRS Imaging Services LLC with a funding of $4.3 million. This loan bears interest at an annual rate of 3M Term SOFR +
6.25% and matures on March 28, 2030.
On January 28, 2026, the Company invested in an equity holding in Lafayette Square SBLC, LLC totaling $0.5 million. On
March 16, 2026, Lafayette Square SBLC, LLC acquired an SBA 7(a) lending license and is authorized to originate SBA
7(a) loans, which provide government-guaranteed financing to eligible small businesses.
On January 28, 2026 and March 11, 2026, the Company invested in an equity holdings in Lafayette Square Technologies,
LLC totaling $1.5 million.
On January 29, 2026 and February 27, 2026, the Company invested in a senior secured first lien revolver credit facility in
Flatworld Intermediate Corporation, totaling $0.8 million, bearing an interest rate of 3M Term SOFR + 5.50%, maturing on
March 25, 2030.
On January 13, 2026, January 28, 2026, February 25, 2026 and March 11, 2026, the Company invested in a senior secured first lien revolver credit facility in ZRG Partners LLC, with fundings totaling $1.3 million, bearing an interest rate of Prime
+ 5.00%, maturing on June 14, 2030. On March 11, 2026, the Company also funded a senior secured first lien delayed draw term loan in ZRG Partners LLC totaling $1.0 million, bearing an interest rate of 3M Term SOFR + 6.00%, maturing on June 14, 2030.
On January 30, 2026, the Company invested in an equity holding in Lafayette Square Mortgage Solutions, LLC totaling
$0.9 million.

On February 9, 2026, the Company invested in a senior secured first lien delayed draw term loan of truCurrent LLC with a funding of $12.0 million. This loan bears an interest rate of 3M Term SOFR + 7.20%, maturing on February 12, 2029.
On March 3, 2026, the Company made an additional equity investment in NW1LS Co-Invest LP totaling $39 thousand.
On March 4, 2026, the Company invested in a senior secured first lien revolver credit facility in Trilon Group LLC, with a funding of $0.2 million, bearing an interest rate of 3M Term SOFR + 4.50%, maturing on May 25, 2029.
On March 9, 2026, TCFIII OWL Buyer LLC repaid in full its outstanding senior secured first lien term loans, with aggregate repayments totaling approximately $10.7 million.
On March 19, 2026, the Company invested in a senior secured first lien revolver credit facility in CentralBDC Enterprises,
LLC, with a funding of $0.3 million, bearing an interest rate of 3M Term SOFR + 5.25%, maturing on June 11, 2029.
On March 16, 2026, the Company issued a capital call notice to its investors in the amount of $21.0 million, with funding due on March 27, 2026.
On March 24, 2026, the board of directors of the Company declared a regular distribution to stockholders in the amount of
$0.28 per share and a supplemental distribution in the amount of $0.05 per share, or approximately $9.2 million. The distribution will paid on or about April 23, 2026 to stockholders of record as of March 24, 2026.
In addition, as of March 23, 2026, we had an investment backlog and pipeline of approximately $161.9 million and $555.5 million, respectively. For purposes of this Report, “investment backlog” includes transactions approved by the Adviser’s investment committee and/or for which we have issued a formal mandate, letter of intent or a term sheet. We therefore believe such investments have a strong likelihood of closing. The term “investment pipeline” includes transactions where initial due diligence has begun and/or analysis is in process, but we have issued no formal mandate, letter of intent or term sheets to the prospective borrower. The consummation of any of the investments in our backlog and pipeline depends upon one or more of the following occurring: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot make any assurances that we will make any of these investments or that we will sell all or any portion of these investments.
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
Fair Value Measurements
We value investments for which market quotations are readily available at their market quotations. However, a readily available market value is not expected for many of the investments in our portfolio, and we value these portfolio investments at fair value as determined in good faith by the Adviser and our valuation policy and process.
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

Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of December 31, 2025, we had one investment partially on non-accrual status. The non-accrual portion of this investment represents 0.9% of total investments at fair value. As of December 31, 2024, there were no investments on non-accrual status.
Income Taxes
The Company has elected to be treated as a RIC under Subchapter M of the IRC and intends to maintain such election in future taxable years. However, there is no guarantee that the Company will qualify to make such an election for any future taxable year. In order to qualify and be subject to tax as a RIC, among other things, the Company is required to meet certain source of income and asset diversification requirements and timely distribute dividends for U.S. federal income tax purposes to its stockholders of an amount at least equal to 90% of its investment company taxable income, as defined by the IRC and determined without regard to any deduction for dividends paid, for each tax year. As a RIC, the Company would intend to make the requisite distributions to its stockholders, which will generally relieve the Company from U.S.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC
Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through December 31, 2025 and
December 31, 2024.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of December 31, 2025, approximately 85.4% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments  with a SOFR floor (including investments bearing a prime interest rate contracts) and approximately 14.6% of investments at fair value represent non floating-rate investments.
Additionally, our ING Credit Facility is also subject to a floating interest rate and currently paid on a floating SOFR rates.
Interest expense is calculated based on outstanding secured borrowings as of December 31, 2025 and based on the terms of our ING Credit Facility. Interest expense on our ING Credit Facility is calculated using the stated interest rate as of
December 31, 2025, adjusted for the hypothetical changes in rates, as shown below. Our pooled SBA debentures and the
Notes bear interest at fixed rates. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025, the following table shows the expected annual impact on net investment income of base rate changes in interest rates for our settled debt investments
(considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure (dollar amounts in thousands, except per share data, unless otherwise indicated):

	December 31, 2025
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$20,562	$(8,309)	$12,253
Up 200 basis points	$13,708	$(5,540)	$8,168
Up 100 basis points	$6,854	$(2,770)	$4,084
Down 100 basis points	$(6,854)	$2,770	$(4,084)
Down 200 basis points	$(13,708)	$5,540	$(8,168)
Down 300 basis points	$(18,690)	$8,309	$(10,381)
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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Lafayette Square USA, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Lafayette Square USA, Inc. (the
Company), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended
December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, brokers, the underlying portfolio companies and others. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the auditor of the Company since 2021.
Tysons, Virginia
March 25, 2026

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	December 31, 2025	December 31, 2024

Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $737,077 and $522,945 as of December 31, 2025 and December 31, 2024, respectively)	$736,333	$522,935
Non-controlled/affiliated investments at fair value (amortized cost of $22,443 and $29,349 as of December 31, 2025 and December 31, 2024, respectively)	22,127	29,583
Controlled/affiliated investments at fair value (amortized cost of $30,921 and $4,569 as of December 31, 2025 and December 31, 2024, respectively)	30,753	4,569
Cash and cash equivalents	199,187	202,452
Deferred financing costs	9,575	8,575
Other assets	2,534	329
Interest receivable	2,964	1,848
Due from affiliate	—	260
Total assets	$1,003,473	$770,551

Liabilities
Secured borrowings (see Note 5)	$276,982	$208,232
SBA-guaranteed debentures (see Note 5)	230,000	192,505
Notes payable, net of deferred financing costs of $1,598 and $—, respectively (see Note 5)	63,402	—
Distributions payable	9,239	7,853
Interest and financing payable	7,517	3,044
Management fee payable (see Note 6)	1,841	1,375
Incentive fee payable (see Note 6)	1,516	1,578
Accounts payable and accrued expenses	1,223	649
Due to affiliate	246	221
Income tax payable	178	171
Deferred revenue payable	—	2,517
Total liabilities	592,144	418,145
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 27,776,022 and 23,797,438 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	28	24
Paid-in capital in excess of par	410,747	351,181
Distributable earnings (losses)	554	1,201
Total net assets	411,329	352,406
Total liabilities and net assets	$1,003,473	$770,551

Net asset value per common share	$14.81	$14.81
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023

Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$77,234	$48,297	$15,440
Fee income	1,892	1,073	70
Interest income from non-controlled/affiliated investments:
Cash	953	3,120	3,127
Fee income	—	62	—
Interest income from controlled/affiliated investments:
Cash	74	—	—
Interest from cash and cash equivalents	4,497	3,682	2,114
Total investment income	84,650	56,234	20,751

Expenses:
Interest and financing expenses (see Note 5)	$29,229	$10,255	$2,049
Management fee (see Note 6)	6,617	4,136	1,640
Incentive fee (see Note 6)	6,259	5,272	1,615
General and administrative expenses	2,285	1,831	1,441
Administrative services fee (see Note 6)	1,800	2,048	1,485
Professional fees	1,574	1,082	584
Legal fees	645	1,042	838
Directors' fees	320	348	320
Income tax expense	262	371	—
Organizational costs (See Note 2)	139	46	332
Placement fees	—	216	1,131
Offering expenses	—	—	151
Total expenses	49,130	26,647	11,586
Expense support reimbursement (see Note 6)	—	—	452
Total expenses, including expense support reimbursement	49,130	26,647	12,038
Net investment income (loss)	35,520	29,587	8,713

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments:
Net realized gains (losses) on investments in non- controlled/non-affiliated investments	203	98	—
Total net realized gains (losses) on investments	203	98	—
Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	(734)	(1,910)	2,102
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	(550)	64	170

Lafayette Square USA, Inc.
Consolidated Statements of Operations (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Net change in unrealized gains (losses) on investments in controlled/affiliated investments	(168)	—	—
Total net change in unrealized gains (losses) on investments	(1,452)	(1,846)	2,272
Net increase (decrease) in net assets resulting from operations	$34,271	$27,839	$10,985
Weighted average common shares outstanding	24,809,858	22,531,521	10,910,180
Net investment income (loss) per common share (basic and diluted)	$1.43	$1.31	$0.80
Earnings (loss) per common share (basic and diluted)	$1.38	$1.24	$1.01
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2022	4,916,554	$5	$72,610	$(833)	$71,782
Capital transactions:
Issuance of common stock	16,472,283	17	243,906	—	243,923
Reinvestment of stockholder distributions	113,931	—	1,688	—	1,688
Net increase in net assets from capital transactions	16,586,214	17	245,594	—	245,611
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	8,713	8,713
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized gain (losses)	—	—	—	2,272	2,272
Total increase (decrease) in net assets resulting from operations	—	—	—	10,985	10,985
Distributions to stockholders from:
Distributable earnings	—	—	—	(9,139)	(9,139)
Total distributions to stockholders	—	—	—	(9,139)	(9,139)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(527)	527	—
Total increase (decrease) for the year ended December 31, 2023	16,586,214	17	245,067	2,373	247,457
Balance, December 31, 2023	21,502,768	$22	$317,677	$1,540	$319,239

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2023	21,502,768	$22	$317,677	$1,540	$319,239
Capital transactions:
Issuance of common stock	1,760,704	2	26,222	—	26,224
Reinvestment of stockholder distributions	533,966	—	7,630	—	7,630
Net increase in net assets from capital transactions	2,294,670	2	33,852	—	33,854
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	29,587	29,587
Net realized gain (loss)	—	—	—	98	98
Net change in unrealized gain (losses)	—	—	—	(1,846)	(1,846)
Total increase (decrease) in net assets resulting from operations	—	—	—	27,839	27,839
Distributions to stockholders from:
Distributable earnings	—	—	—	(28,526)	(28,526)
Total distributions to stockholders	—	—	—	(28,526)	(28,526)
Tax reclassification of stockholders’ equity in accordance with US GAAP	—	—	(348)	348	—

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Total increase (decrease) for the year ended December 31, 2024	2,294,670	2	33,504	(339)	33,167
Balance, December 31, 2024	23,797,438	$24	$351,181	$1,201	$352,406

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2024	23,797,438	$24	$351,181	$1,201	$352,406
Capital transactions:
Issuance of common stock	3,192,122	3	47,654	—	47,657
Reinvestment of stockholder distributions	786,462	1	11,702	—	11,703
Net increase in net assets from capital transactions	3,978,584	4	59,356	—	59,360
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	35,520	35,520
Net realized gain (loss)	—	—	—	203	203
Net change in unrealized gain (losses)	—	—	—	(1,452)	(1,452)
Total increase (decrease) in net assets resulting from operations	—	—	—	34,271	34,271
Distributions to stockholders from:
Distributable earnings	—	—	—	(34,708)	(34,708)
Total distributions to stockholders	—	—	—	(34,708)	(34,708)
Total increase (decrease) for the year ended December 31, 2025	3,978,584	4	59,566	(647)	58,923
Balance, December 31, 2025	27,776,022	$28	$410,747	$554	$411,329
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023

Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$34,271	$27,839	$10,985
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	(203)	(98)	—
Net change in unrealized (gain) loss on investments	1,452	1,846	(2,272)
Purchases of investments	(458,081)	(347,622)	(190,068)
Net accretion of discount on investments	(2,468)	(1,374)	(406)
Proceeds from sales and repayments of investments	227,174	63,754	3,496
Amortization of deferred financing costs	1,813	835	441
Changes in operating assets and liabilities:
Interest receivable	(1,116)	(887)	(871)
Due from affiliate	260	(260)	—
Deferred offering costs	—	—	151
Other assets	(2,205)	78	(407)
Deferred revenue payable	(2,517)	2,517	—
Accounts payable and accrued expenses	574	(628)	142
Management fee payable	466	770	438
Incentive fee payable	(62)	1,013	565
Administrative services fee payable	—	(885)	335
Interest and financing payable	4,473	2,349	372
Income tax payable	7	171	—
Due to affiliate	25	98	3
Net cash provided by (used in) operating activities	(196,137)	(250,484)	(177,096)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	47,657	26,224	243,923
Distributions paid	(21,619)	(16,980)	(3,514)
Proceeds from secured borrowings	321,250	383,432	113,948
Repayments of secured borrowings	(252,500)	(202,700)	(117,948)
Proceeds from Notes	65,000	—	—
Proceeds from reverse repurchase agreement	—	20,355	—
Repayments of reverse repurchase agreement	—	(20,355)	—
Proceeds from SBA-guaranteed debentures	37,495	161,505	31,000
Deferred financing costs paid	(4,411)	(8,316)	(1,229)
Net cash provided by (used in) financing activities	192,872	343,165	266,180

Net increase (decrease) in cash and cash equivalents	(3,265)	92,681	89,084
Cash and cash equivalents at beginning of period	202,452	109,771	20,687
Cash and cash equivalents at end of period	$199,187	$202,452	$109,771

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Supplemental information:
Cash paid for interest	$22,942	$6,858	$784
Shares issued from dividend reinvestment plan	$11,703	$7,630	$1,688
Income tax paid	$255	$200	$—
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(8)(12) (23)	First lien senior secured loan	S+	6.00%	9.67%	10/1/2024	10/1/2029	$4,700	$4,662	$4,630	1.1%
C Speed LLC	(6)(7)(12)	First lien senior secured loan	S+	6.00%	9.67%	10/1/2024	10/1/2029	15,109	14,995	14,882	3.6%
									19,657	19,512	4.7%
Commercial Services & Supplies
Ironhorse Purchaser, LLC	(6)(7)(23)	First lien senior secured loan	S+	5.25%	8.97%	12/21/2023	9/30/2027	9,773	9,675	9,773	2.4%
Rotolo Consultants, Inc.	(6)(7)(23)	First lien senior secured loan	S+	5.50%	9.18%	1/31/2025	1/31/2031	5,246	5,230	5,246	1.3%
Rotolo Consultants, Inc.	(6)(7)(8)(23)	First lien senior secured loan	S+	5.50%	9.18%	1/31/2025	1/31/2031	3,528	3,478	3,528	0.9%
Rotolo Consultants, Inc.	(6)(7)(23)	First lien senior secured loan	S+	5.50%	9.18%	1/31/2025	1/31/2031	20,080	20,062	20,080	4.9%
TEC Services LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.50%	—%	1/9/2025	12/31/2029	—	—	—	—%
TEC Services LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.50%	—%	1/9/2025	12/31/2029	—	—	—	—%
TEC Services LLC	(6)(7)(12)	First lien senior secured loan	S+	5.50%	9.27%	1/9/2025	12/31/2029	9,900	9,900	9,900	2.4%
Zero Waste Recycling LLC	(6)(7)(23)	First lien senior secured loan	S+	6.45%	10.52%	6/29/2022	5/15/2026	4,927	5,068	4,927	1.2%
Zero Waste Recycling LLC	(6)(7)(23)	First lien senior secured loan	S+	6.45%	10.53%	6/29/2022	5/15/2026	12,590	12,590	12,590	3.1%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/12/2027	1,883	1,883	1,883	0.5%
ZWR Holdings, Inc.		Warrants				8/16/2021	2/16/2027	24,953	—	—	—%
									67,886	67,927	16.7%
Construction & Engineering
Ickler Electric Corporation	(6)(7)(12)(23)	First lien senior secured loan	S+	6.50%	10.17%	4/17/2025	4/17/2030	38,308	37,982	38,273	9.3%
Ickler Electric Corporation	(12)(23)	Subordinated debt		14.00%	14.00%	4/17/2025	10/17/2030	1,557	1,542	1,554	0.4%
Ickler Electric Corporation	(12)	Warrants				4/17/2025	4/17/2030	37,608	—	—	—%
Synergi, LLC	(6)(7)(23)	First lien senior secured loan	S+	7.45%	11.39%	12/19/2022	12/17/2027	15,649	15,582	15,414	3.7%
Synergi, LLC	(6)(7)(8)(23)	First lien senior secured loan	S+	7.45%	—%	12/19/2022	12/17/2027	—	(15)	—	—%
Trilon Group, LLC	(6)(7)(8)(23)	First lien senior secured loan	S+	4.75%	—%	3/24/2023	5/25/2029	—	(6)	—	—%
									55,085	55,241	13.4%
Diversified Consumer Services
Med Learning Group, LLC	(6)(7)(23)	First lien senior secured loan	S+	5.75%	9.42%	3/26/2024	12/30/2027	15,412	15,325	15,412	3.7%
Med Learning Group, LLC	(6)(7)(23)	First lien senior secured loan	S+	5.75%	9.42%	3/26/2024	12/30/2027	4,256	4,244	4,256	1.0%
									19,569	19,668	4.7%
Diversified Financial Services
Core Capital Partners II-S LP	(6)(7)(8)(23)	First lien senior secured loan	S+	7.50%	11.17%	10/11/2024	10/11/2027	4,343	4,270	4,343	1.1%
Core Capital Partners II-S LP	(6)(7)(23)	First lien senior secured loan	S+	7.50%	11.17%	10/11/2024	10/11/2027	28,000	27,817	28,000	6.8%
									32,087	32,343	7.9%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Diversified Telecommunication Services
Johnsoncomm LLC	(6)(7)(15)(23)	First lien senior secured loan	S+	6.90%	10.58%	1/31/2025	1/31/2030	$16,000	$15,872	$15,870	3.9%
									15,872	15,870	3.9%
Electrical Equipment
Electro Technical Industries, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.50%	—%	3/31/2025	3/31/2030	—	(14)	—	—%
Electro Technical Industries, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.50%	9.22%	3/31/2025	3/31/2030	12,538	12,455	12,538	3.0%
									12,441	12,538	3.0%
Food & Staples Retailing
Genuine Food Lab LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	8.25%	—%	6/06/2025	6/06/2030	—	(20)	—	—%
Genuine Food Lab LLC	(6)(7)(12)	First lien senior secured loan	S+	8.25%	11.93%	6/06/2025	6/06/2030	10,000	9,908	9,986	2.4%
									9,888	9,986	2.4%
Food Products
Capital City LLC	(6)(7)(8)(15)	First lien senior secured loan	S+	8.00%	11.67%	9/20/2024	9/20/2029	640	622	634	0.2%
Capital City LLC	(6)(7)(15)	First lien senior secured loan	S+	8.00%	11.67%	9/20/2024	9/20/2029	494	490	490	0.1%
OWP International LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.75%	—%	11/20/2025	11/20/2030	—	(10)	—	—%
OWP International LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.75%	9.43%	11/20/2025	11/20/2030	1,000	971	990	0.2%
OWP International LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	9.43%	11/20/2025	11/20/2030	15,000	14,851	14,852	3.6%
									16,924	16,966	4.1%
Gas Utilities
TCFIII Owl Buyer LLC	(6)(7)(23)	First lien senior secured loan	S+	5.50%	9.34%	1/31/2023	4/17/2026	10,675	10,661	10,675	2.6%
									10,661	10,675	2.6
Health Care Distributors
Prime IV Hydration & Wellness Inc.	(6)(7)(8)(15)	First lien senior secured loan	S+	6.50%	—%	11/25/2025	11/25/2030	—	(39)	—	—%
Prime IV Hydration & Wellness Inc.	(6)(7)(15)	First lien senior secured loan	S+	6.50%	10.17%	11/25/2025	11/25/2030	8,000	7,841	7,842	1.9%
									7,802	7,842	1.9
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(23)	First lien senior secured loan	S+	6.50%	10.17%	11/10/2023	11/10/2028	9,863	9,841	9,715	2.4%
MSPB MSO, LLC	(6)(7)(8)(23)	First lien senior secured loan	S+	6.50%	10.17%	11/10/2023	11/10/2028	5,086	5,036	5,009	1.2%
MSPB MSO, LLC	(6)(7)(23)	First lien senior secured loan	S+	6.50%	10.17%	11/10/2023	11/10/2028	8,391	8,333	8,266	2.0%
									23,210	22,990	5.6%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)(23)	First lien senior secured loan	S+	6.75%	10.57%	3/20/2023	2/15/2028	17,587	17,467	17,587	4.4%
SMG Operating Company, LLC	(6)(7)(8)(23)	First lien senior secured loan	S+	5.00%	—%	12/5/2025	12/5/2027	—	(5)	—	—%
SMG Operating Company, LLC	(6)(7)(23)	First lien senior secured loan	S+	5.00%	8.87%	12/5/2025	12/5/2030	8,500	8,436	8,436	2.1%
Straine Dental Management, LLC	(6)(7)(8)(23)	First lien senior secured loan	S+	7.42%	—%	11/25/2025	11/25/2030	—	(9)	—	—%
Straine Dental Management, LLC	(6)(7)(23)	First lien senior secured loan	S+	7.42%	11.24%	11/25/2025	11/25/2030	11,759	11,700	11,700	2.8%
									37,589	37,723	9.3%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)	First lien senior secured loan	S+	7.00%	10.93%	1/25/2023	3/31/2026	909	907	907	0.2%
Dance Nation Holdings LLC	(6)(7)	First lien senior secured loan	S+	6.95%	10.89%	8/24/2023	8/24/2028	31,625	31,443	31,625	7.8%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Dance Nation Holdings LLC	(6)(7)	First lien senior secured loan	S+	6.95%	10.89%	8/24/2023	8/24/2028	4,131	4,112	4,131	1.0%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		1,652,200	1,652	1,652	0.4%
LC Hospitality, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.45%	9.12%	7/25/2024	7/25/2031	$10,387	$10,316	$10,218	2.5%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15) (23)	First lien senior secured loan	S+	5.00%	—%	2/28/2025	2/28/2030	—	(13)	—	—%
Liberty Lenwich Holdings LLC	(6)(7)(15)(23)	First lien senior secured loan	S+	5.00%	8.85%	2/28/2025	2/28/2030	14,441	14,348	14,441	3.5%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15) (23)	First lien senior secured loan	S+	5.00%	—%	2/28/2025	2/28/2030	—	(25)	—	—%
									62,740	62,974	15.4%
Independent Power & Renewable
National Carbon Technologies – California, LLC		First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	14,000	13,999	13,999	3.4%
truCurrent LLC	(6)(7)(8)	First lien senior secured loan	S+	7.20%	10.88%	2/12/2024	2/12/2029	10,000	9,923	10,000	2.4%
truCurrent LLC	(6)(7)	First lien senior secured loan	S+	7.20%	10.88%	2/12/2024	2/12/2029	12,500	12,416	12,500	3.0%
									36,338	36,499	8.8%
Insurance
Arrowhead Capital Group LLC	(23)	Preferred equity				2/28/2025		15,000,000	15,000	15,000	3.6%
									15,000	15,000	3.6%
IT Services
DRS Imaging Services LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.25%	—%	3/28/2025	3/28/2030	—	(27)	—	—%
DRS Imaging Services LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.25%	—%	3/28/2025	3/28/2030	—	(59)	—	—%
DRS Imaging Services LLC	(6)(7)(12)	First lien senior secured loan	S+	6.25%	9.92%	3/28/2025	3/28/2030	4,614	4,541	4,578	1.1%
Xpect Solutions, LLC	(6)(7)(8)(12) (23)	First lien senior secured loan	S+	5.75%	9.42%	10/7/2024	10/7/2029	7,425	7,391	7,425	1.8%
Xpect Solutions, LLC	(6)(7)(8)(12) (23)	First lien senior secured loan	S+	5.75%	—%	10/7/2024	10/7/2029	—	(15)	—	—%
Xpect Solutions, LLC	(6)(7)(12)(23)	First lien senior secured loan	S+	5.75%	9.42%	10/7/2024	10/7/2029	22,219	22,044	22,219	5.4%
									33,875	34,222	8.3%
Media
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	10.00%	13.98%	6/29/2022	12/3/2026	624	624	624	0.2%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	10.00%	13.98%	6/29/2022	12/3/2026	9,315	5,839	9,315	2.3%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	10.00%	13.98%	6/29/2022	12/3/2026	493	493	493	0.1%
Direct Digital Holdings, LLC	(6)(7)	First lien senior secured loan	S+	10.00%	13.98%	9/8/2025	9/30/2026	3,853	3,849	3,853	0.9%
Direct Digital Holdings, LLC		Preferred Equity				8/8/2025		18,058,066	18,058	16,005	3.9%
Direct Digital Holdings, LLC		Preferred Equity				10/14/2025		10,218,183	6,894	9,056	2.2%
									35,757	39,346	9.6%
Professional Services
CentralBDC Enterprises, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.25%	8.93%	6/25/2024	6/11/2029	2,863	2,853	2,863	0.7%
CentralBDC Enterprises, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.25%	8.92%	6/25/2024	6/11/2029	16,589	16,516	16,589	4.0%
Flatworld Intermediate Corporation	(6)(7)(8)(23)	First lien senior secured loan	S+	5.50%	9.18%	3/25/2025	3/25/2030	300	236	300	0.1%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Flatworld Intermediate Corporation	(6)(7)(23)	First lien senior secured loan	S+	5.50%	9.18%	3/25/2025	3/25/2030	39,750	39,386	39,750	9.7%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.4%
ZRG Partners LLC	(6)(7)(8)(23)	First lien senior secured loan	S+	6.00%	9.67%	10/21/2024	6/14/2029	4,431	4,409	4,431	1.1%
ZRG Partners LLC	(6)(7)(8)(23)	First lien senior secured loan	P+	5.00%	11.75%	10/21/2024	6/14/2029	1,600	1,585	1,600	0.4%
ZRG Partners LLC	(6)(7)(23)	First lien senior secured loan	S+	6.00%	9.73%	10/21/2024	6/14/2029	$11,273	$11,208	$11,273	2.7%
									77,693	78,306	19.1%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	12.64%	10/6/2023	10/6/2026	2,044	2,044	2,038	0.5%
Standard Real Estate Investments LP	(6)(7)	First lien senior secured loan	S+	8.70%	12.64%	10/6/2023	10/6/2026	3,067	3,056	3,056	0.7%
									5,100	5,094	1.2%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)	First lien senior secured loan	S+	6.75%	10.75%	5/31/2024	5/30/2029	43,712	43,155	37,155	9.0%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)	First lien senior secured loan	S+	6.75%	10.75%	7/3/2025	5/30/2029	1,063	1,015	903	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)	First lien senior secured loan	S+	6.75%	10.75%	7/3/2025	5/30/2029	2,158	2,068	1,834	0.4%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)	First lien senior secured loan	S+	6.75%	10.75%	10/30/2025	5/30/2029	1,590	1,517	1,351	0.3%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)	First lien senior secured loan	S+	6.75%	10.75%	11/14/2025	5/30/2029	1,057	1,009	899	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)	First lien senior secured loan	S+	6.75%	10.75%	11/26/2025	5/30/2029	792	755	673	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)	First lien senior secured loan	S+	6.75%	10.75%	12/10/2025	5/30/2029	527	502	448	0.1%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)	First lien senior secured loan	S+	6.75%	10.75%	12/19/2025	5/30/2029	1,052	1,002	894	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)	First lien senior secured loan	S+	6.75%	10.75%	12/23/2025	5/30/2029	1,156	1,101	983	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants				5/31/2024	5/30/2029	166,108	—	—	—%
									52,124	45,140	10.8%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)	First lien senior secured loan	S+	6.95%	10.88%	12/21/2023	6/21/2028	24,386	24,217	24,386	5.9%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)	First lien senior secured loan	S+	6.95%	10.88%	12/21/2023	6/21/2028	15,498	15,384	15,498	3.8%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.85%	—%	4/22/2025	4/22/2030	—	—	—	—%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(12)	First lien senior secured loan	S+	5.85%	9.57%	4/22/2025	4/22/2030	15,196	15,126	15,196	3.7%
									54,727	55,080	13.4%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Transportation Infrastructure
Tyler Distribution Centers LLC	(6)(7)(8)(12)(23)	First lien senior secured loan	S+	5.03%	—%	3/12/2025	3/12/2030	$—	$(51)	$—	—%
Tyler Distribution Centers LLC	(6)(7)(12)(23)	First lien senior secured loan	S+	5.03%	8.71%	3/12/2025	3/12/2030	32,000	31,722	31,994	7.8%
									31,671	31,994	7.8%
Water Utilities
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	9.62%	2/20/2025	6/28/2029	591	591	591	0.1%
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	9.44%	6/28/2024	6/28/2029	2,806	2,790	2,806	0.7%
									3,381	3,397	0.8%
Total non-controlled/non-affiliated investments									737,077	736,333	179.0%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
IVM GK9 Holdings LLC		Equity				10/7/2022		14,969	4,881	5,000	1.2%
									4,881	5,000	1.2%
Diversified Consumer Services
3360 Frankford LLC	(17)	Equity				9/23/2024		2,458,671	2,459	2,459	0.6%
									2,459	2,459	0.6%
Hotels, Restaurants & Leisure
Liberty Top Holdings, LLC	(15)(18)	Equity				2/28/2025		3,000,000	3,000	3,000	0.7%
									3,000	3,000	0.7%
Professional Services
Sparrow Rock, Inc.	(15)(25)	Preferred Equity				11/12/2025		2,614,379	2,000	2,000	0.5%
									2,000	2,000	0.5%
Real Estate Management & Development
NW1LS CO-INVEST LP	(8)	Equity				4/10/2025		10,000,000	10,103	9,668	2.5%
									10,103	9,668	2.5%
Total non-controlled/affiliated investments									22,443	22,127	5.5%
Controlled/affiliated investments (10)
Diversified Financial Services
Lafayette Square SBLC, LLC	(26)	Equity				12/30/2025		100	5,445	5,445	1.3%
									5,445	5,445	1.3%
Diversified Real Estate Activities
Lafayette Square Mortgage Solutions, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	6.50%	—%	11/6/2025	11/6/2030	—	—	—	—%
Lafayette Square Mortgage Solutions, LLC	(24)	Equity				11/6/2025		100	300	300	0.1%
LSA Affordable Housing LP	(8)(27)	Equity				10/20/2025		3,985,639	4,043	3,986	1.0%
									4,343	4,286	1.1%
Human Resource & Employment Services
Studio Lafayette, LLC	(21)	Equity				8/4/2025		100	1,000	1,000	0.2%
									1,000	1,000	0.2%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Insurance
GELDO Inc.	(15)(19)	Preferred Equity			6/17/2025		3,857,032	$3,000	$3,000	0.7%
								3,000	3,000	0.7%
IT Services
Lafayette Square Technologies, LLC	(20)	Equity			8/4/2025		100	3,000	3,000	0.7%
								3,000	3,000	0.7%
Professional Services
Worker Solutions LLC	(8)(16)	Equity			12/30/2024		100	1,850	1,850	0.4%
								1,850	1,850	0.4%
Real Estate Management & Development
Neighborhood Grocery Catalyst Fund LLC	(8)(14)	Equity			12/20/2024		100	7,783	7,672	1.9%
Truly Redlands LLC	(22)	Equity			9/30/2025		4,500	4,500	4,500	1.1%
								12,283	12,172	3.0%
Total controlled/affiliated investments								30,921	30,753	7.4%

Total Portfolio Investments								$790,441	$789,213	191.9%

Cash and cash equivalents
Cash and Cash Equivalents	(9)(23)	Money market fund					199,187	199,187	199,187	48.4%
Total cash and cash equivalents								199,187	199,187	48.4%
Total Portfolio Investments, Cash and Cash Equivalents								$989,628	$988,400	240.3%

(1)
Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement of
Investments."

(2)	Footnote is currently not in use.
(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $411,329 as of December 31, 2025.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 4.00%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the
Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of each investment's most recent reset date prior to December 31, 2025. As of December 31, 2025, the reference rates for our variable rate loans were the 180-day SOFR at 3.57%, 90-day SOFR at 3.65%, and 30-
day SOFR at 3.69%.

(8)
Position or portion thereof is an unfunded loan or equity commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of December 31, 2025:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment
First Lien Debt
C Speed LLC	0.50%	Revolver	10/1/2029	4,300
Capital City LLC	—%	Delayed Draw Term Loan	9/20/2029	2,500
CentralBDC Enterprises, LLC	0.50%	Revolver	6/11/2029	295
Core Capital Partners II-S LP	—%	Revolver	10/11/2027	7,657
DRS Imaging Services LLC	0.50%	Delayed Draw Term Loan	3/28/2030	4,252
DRS Imaging Services LLC	0.50%	Revolver	3/28/2030	4,000
Electro Technical Industries, LLC	0.50%	Revolver	3/31/2030	2,222
Flatworld Intermediate Corporation	0.50%	Revolver	3/25/2030	7,200
Genuine Food Lab LLC	0.75%	Delayed Draw Term Loan	6/6/2030	5,000
Lafayette Square Mortgage Solutions, LLC	—%	Delayed Draw Term Loan	11/6/2030	10,000
Liberty Lenwich Holdings LLC	0.50%	Revolver	2/28/2030	3,000
Liberty Lenwich Holdings LLC	0.50%	Delayed Draw Term Loan	2/28/2030	3,000
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	3,390
OWP International LLC	0.50%	Delayed Draw Term Loan	11/20/2030	2,000
OWP International LLC	0.50%	Revolver	11/20/2030	2,000
Prime IV Hydration & Wellness Inc.	0.50%	Delayed Draw Term Loan	11/25/2030	4,000
Rotolo Consultants, Inc.	0.50%	Revolver	1/31/2031	16,472
SMG Operating Company, LLC	1.00%	Delayed Draw Term Loan	12/5/2027	1,500
Soapy Joe's Midco OC Holdings LLC	0.45%	Delayed Draw Term Loan	4/22/2030	5,000
Straine Dental Management, LLC	0.25%	Delayed Draw Term Loan	11/25/2030	3,741
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750
TEC Services LLC	1.00%	Delayed Draw Term Loan	12/31/2029	3,000
TEC Services LLC	0.50%	Revolver	12/31/2029	2,000
Trilon Group, LLC	0.50%	Revolver	5/25/2029	915
truCurrent LLC	0.50%	Delayed Draw Term Loan	2/12/2029	15,000
Tyler Distribution Centers LLC	0.50%	Revolver	3/12/2030	6,000
Xpect Solutions, LLC	0.50%	Delayed Draw Term Loan	10/7/2029	2,500
Xpect Solutions, LLC	0.50%	Revolver	10/7/2029	2,000
ZRG Partners LLC	1.50%	Delayed Draw Term Loan	6/14/2029	1,566
ZRG Partners LLC	0.50%	Revolver	6/14/2029	926
Equity
Lafayette Square Mortgage Solutions, LLC	—%	Equity	—	19,700
LSA Affordable Housing LP	—%	Equity	—	1,014
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	4,828
NW1LS CO-INVEST LP	—%	Equity	—	332

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Worker Solutions, LLC	—%	Equity	—	1,650
$156,710

(9)
Cash and cash equivalents balance represents amounts held in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of December 31, 2025, $199,187 was
held in FGTXX and had an average one-year yield of 4.21%.

(10)
Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company’s non-controlled/affiliated investments and controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2025	Investment Income
3360 Frankford LLC	$2,459	$—	$—	$—	$2,459	$—
GK9 Global Companies, LLC	22,124	115	(22,124)	(115)	—	647
IVM GK9 Holdings LLC	5,000	—	—	—	5,000	147
Liberty Top Holdings, LLC	—	3,000	—	—	3,000	159
Sparrow Rock, Inc.	—	2,000	—	—	2,000	—
NW1LS CO-INVEST LP	—	10,103	—	(435)	9,668	—
Non-controlled/affiliated investments	$29,583	$15,218	$(22,124)	$(550)	$22,127	$953

Controlled/affiliated investments	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2025	Investment Income
GELDO Inc.	$—	$3,000	$—	$—	$3,000	$—
Lafayette Square Mortgage Solutions, LLC	—	300	—	—	300	—
Lafayette Square Technologies, LLC	—	3,000	—	—	3,000	—
LSA Affordable Housing LP	—	4,043	—	(57)	3,986	6
Neighborhood Grocery Catalyst Fund LLC	4,219	4,111	(547)	(111)	7,672	68
Lafayette Square SBLC, LLC	—	5,445	—	—	5,445	—
Studio Lafayette, LLC	—	1,000	—	—	1,000	—
Truly Redlands LLC	—	4,500	—	—	4,500	—
Worker Solutions LLC	350	1,500	—	—	1,850	—
Controlled/affiliated investments	$4,569	$26,899	$(547)	$(168)	$30,753	$74

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

(11)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.

(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns 31.25% of the equity interests in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
(16)	The Company owns 100.00% of the equity interests in Worker Solutions, LLC.
(17)	The Company owns a 66.25% of the equity interests in 3360 Frankford LLC.
(18)	The Company owns a 7.02% share in Liberty Top Holdings, LLC.
(19)	The Company owns a 27.00% share in GELDO Inc.
(20)	The Company owns a 100.00% share in Lafayette Square Technologies, LLC.
(21)	The Company owns a 100.00% share in Studio Lafayette, LLC.
(22)	The Company owns a 47.37% share in Truly Redlands LLC.
(23)	Assets are pledged as collateral for the ING Credit Facility. See Note 5 “Debt”.
(24)	The Company owns a 100.00% share in Lafayette Square Mortgage Solutions, LLC.
(25)	The Company owns a 20.00% share in Sparrow Rock, Inc.
(26)	The Company owns a 100.00% share in Lafayette Square SBLC, LLC.
(27)	The Company owns a 90.89% share in LSA Affordable Housing LP.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(8)(12) (19)	First lien senior secured loan	S+	6.00%	10.33%	10/1/2024	10/1/2029	$1,000	$952	$991	0.3%
C Speed LLC	(6)(7)(12)	First lien senior secured loan	S+	6.00%	10.33%	10/1/2024	10/1/2029	15,262	15,117	15,117	4.3%
									16,069	16,108	4.6%
Application Software
CentralBDC Enterprises, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	5.00%	9.33%	6/25/2024	6/11/2029	1,642	1,628	1,642	0.5%
CentralBDC Enterprises, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.00%	9.33%	6/25/2024	6/11/2029	16,758	16,660	16,758	4.8%
									18,288	18,400	5.3%
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)(19)	First lien senior secured loan	S+	6.95%	11.73%	12/20/2022	1/15/2029	$20,282	$20,195	$20,282	5.8%
Zero Waste Recycling LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	6.45%	11.23%	6/29/2022	5/15/2026	4,597	4,664	4,597	1.3%
Zero Waste Recycling LLC	(6)(7)(19)	First lien senior secured loan	S+	6.45%	11.04%	6/29/2022	5/15/2026	13,186	13,119	13,186	3.7%
ZWR Holdings, Inc.	(19)	Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/16/2027	1,738	1,738	1,712	0.5%
ZWR Holdings, Inc.		Warrants				8/16/2021		24,953	—	—	—%
									39,716	39,777	11.3%
Construction & Engineering
Synergi, LLC	(6)(7)(19)	First lien senior secured loan	S+	7.50%	12.09%	12/19/2022	12/17/2027	17,561	17,449	17,451	5.0%
Synergi, LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	7.50%	—%	12/19/2022	12/17/2027	—	(22)	(23)	—%
									17,427	17,428	5.0%
Diversified Financial Services
Core Capital Partners II-S LP	(6)(7)(8)(19)	First lien senior secured loan	S+	7.50%	11.83%	10/11/2024	10/11/2027	766	655	759	0.2%
Core Capital Partners II-S LP	(6)(7)(19)	First lien senior secured loan	S+	7.50%	11.83%	10/11/2024	10/11/2027	28,000	27,733	27,733	7.9%
									28,388	28,492	8.1%
Food & Staples Retailing
Capital City LLC	(6)(7)(8)(15)	First lien senior secured loan	S+	8.00%	—%	9/20/2024	9/20/2029	—	(24)	—	—%
Capital City LLC	(6)(7)(15)	First lien senior secured loan	S+	8.00%	12.33%	9/20/2024	9/20/2029	499	494	494	0.1%
									470	494	0.1%
Gas Utilities
TCFIII Owl Buyer LLC	(6)(7)(19)	First lien senior secured loan	S+	5.50%	9.96%	1/31/2023	4/17/2026	10,787	10,737	10,787	3.1%
TCFIII Owl Buyer LLC	(6)(7)(19)	First lien senior secured loan	S+	5.50%	10.94%		4/17/2026	—	—	—	—%
									10,737	10,787	3.1
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	5.75%	10.08%	11/10/2023	11/10/2028	9,863	9,758	9,863	2.8%
MSPB MSO, LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	5.75%	10.08%	11/10/2023	11/10/2028	1,695	1,629	1,695	0.5%
MSPB MSO, LLC	(6)(7)(19)	First lien senior secured loan	S+	5.75%	10.08%	11/10/2023	11/10/2028	8,391	8,315	8,391	2.4%
									19,702	19,949	5.7%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)(19)	First lien senior secured loan	S+	6.75%	11.21%	3/20/2023	2/15/2028	17,768	17,595	17,768	5.0%
									17,595	17,768	5.0%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)(19)	First lien senior secured loan	S+	7.00%	11.59%	1/25/2023	3/31/2025	1,034	1,027	1,034	0.3%
LC Hospitality, LLC	(6)(7)(12)	First lien senior secured loan	S+	5.50%	9.83%	7/25/2024	7/25/2031	9,843	9,661	9,843	2.8%
									10,688	10,877	3.1%
Independent Power & Renewable
National Carbon Technologies – California, LLC	(8)(19)	First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	8,400	8,388	8,388	2.4%
									8,388	8,388	2.4%
Electric Utilities
truCurrent LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	7.25%	—%	2/12/2024	2/12/2029	—	(103)	—	—%
truCurrent LLC	(6)(7)(19)	First lien senior secured loan	S+	7.25%	11.58%	2/12/2024	2/12/2029	12,500	12,389	12,500	3.5%
									12,286	12,500	3.5%
IT Services
Dartpoints Operating Company, LLC	(6)(7)(9) (12)	First lien senior secured loan	S+	8.93%	13.62%	5/1/2023	5/14/2026	3,425	3,399	3,425	1.0%
Xpect Solutions, LLC	(6)(7)(8)(12) (19)	First lien senior secured loan	S+	5.75%	10.08%	10/7/2024	10/7/2029	7,500	7,452	7,427	2.1%
Xpect Solutions, LLC	(6)(7)(8)(12) (19)	First lien senior secured loan	S+	5.75%	10.08%	10/7/2024	10/7/2029	750	731	743	0.2%
Xpect Solutions, LLC	(6)(7)(12) (19)	First lien senior secured loan	S+	5.75%	10.08%	10/7/2024	10/7/2029	22,444	22,225	22,225	6.3%
									33,807	33,820	9.6%
Interactive Media & Services
Dance Nation Holdings LLC	(6)(7)(19)	First lien senior secured loan	S+	6.95%	11.54%	8/24/2023	8/24/2028	31,815	31,565	31,815	9.0%
Dance Nation Holdings LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	6.95%	11.54%	8/24/2023	8/24/2028	826	794	826	0.2%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		1,652,200	1,652	1,652	0.5%
									34,011	34,293	9.7%
Media
Direct Digital Holdings, LLC	(6)(7)(19)	First lien senior secured loan	S+	8.45%	13.11%	6/29/2022	12/3/2026	7,596	7,576	7,264	2.1%
Direct Digital Holdings, LLC	(6)(7)(19)	First lien senior secured loan	S+	8.45%	12.93%	6/29/2022	12/3/2026	26,625	26,564	25,461	7.2%
									34,140	32,725	9.3%
Pharmaceuticals
Med Learning Group, LLC	(6)(7)(19)	First lien senior secured loan	S+	6.25%	10.58%	3/26/2024	12/30/2027	15,570	15,439	15,570	4.4%
Med Learning Group, LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	6.25%	10.58%	3/26/2024	12/30/2027	856	839	856	0.2%
									16,278	16,426	4.6%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Professional Services
M&S Acquisition Corporation	(6)(7)(12) (19)	First lien senior secured loan	S+	6.50%	11.09%	12/19/2023	12/19/2028	42,215	41,862	42,216	12.0%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.4%
ZRG Partners LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	6.00%	10.46%	10/21/2024	6/14/2029	2,600	2,568	2,580	0.7%
ZRG Partners LLC	(6)(7)(8)(19)	First lien senior secured loan	P+	5.00%	12.50%	10/21/2024	6/14/2029	168	150	167	—%
ZRG Partners LLC	(6)(7)(19)	First lien senior secured loan	S+	6.00%	10.66%	10/21/2024	6/14/2029	11,402	11,322	11,322	3.2%
									57,402	57,785	16.3%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)(19)	First lien senior secured loan	S+	8.70%	13.29%	10/6/2023	10/6/2026	2,000	1,987	1,985	0.6%
Standard Real Estate Investments LP	(6)(7)(19)	First lien senior secured loan	S+	8.70%	13.29%	10/6/2023	10/6/2026	3,000	2,978	2,978	0.8%
									4,965	4,963	1.4%
Restaurants
Café Zupas, L.C	(6)(7)(8) (12)	First lien senior secured loan	S+	7.00%	12.00%	11/20/2023	12/31/2027	3,121	3,095	3,112	0.9%
Café Zupas, L.C	(6)(7)(8)(12)	First lien senior secured loan	S+	7.00%	12.02%	11/20/2023	12/31/2027	334	330	333	0.1%
Café Zupas, L.C	(6)(7)(12)	First lien senior secured loan	S+	7.00%	12.02%	11/20/2023	12/31/2027	8,359	8,289	8,338	2.4%
									11,714	11,783	3.4%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12) (19)	First lien senior secured loan	S+	6.75%	11.08%	5/31/2024	5/30/2029	42,000	41,613	39,900	11.3%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants				5/31/2024		166,108	—	—	—%
									41,613	39,900	11.3%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(8) (12)(19)	First lien senior secured loan	S+	6.45%	11.04%	12/21/2023	6/21/2028	24,632	24,396	24,632	7.0%
Best Friends Pet Care Holdings Inc.	(6)(7)(12) (19)	First lien senior secured loan	S+	6.45%	11.04%	12/21/2023	6/21/2028	15,656	15,501	15,656	4.4%
									39,897	40,288	11.4%
Transportation Infrastructure
H.W. Lochner, Inc.	(6)(7)(19)	First lien senior secured loan	S+	6.25%	10.99%	3/29/2023	7/2/2027	13,006	12,740	13,006	3.7%
Trilon Group, LLC	(6)(7)	First lien senior secured loan	S+	5.50%	10.31%	3/24/2023	5/25/2029	12,157	12,152	12,157	3.4%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.50%	10.19%	3/24/2023	5/25/2029	1,253	1,253	1,253	0.4%
Trilon Group, LLC	(6)(7)(8)	First lien senior secured loan	S+	5.50%	10.25%	3/24/2023	5/25/2029	114	107	114	—%
									26,252	26,530	7.5%
Water Utilities
Ironhorse Purchaser, LLC	(6)(7)(8)(19)	First lien senior secured loan	S+	5.25%	—%	12/21/2023	9/30/2027	—	(94)	—	—%
Ironhorse Purchaser, LLC	(6)(7)(19)	First lien senior secured loan	S+	5.25%	9.61%	12/21/2023	9/30/2027	10,021	9,868	10,021	2.8%
Puris LLC	(6)(7)(12)	First lien senior secured loan	S+	5.75%	10.07%	6/28/2024	6/28/2029	13,433	13,338	13,433	3.9%
									23,112	23,454	6.7%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Total non-controlled/non-affiliated investments									522,945	522,935	148.4%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
GK9 Global Companies, LLC	(6)(7)(12)	First lien senior secured loan	S+	7.50%	12.09%	10/07/2022	10/07/2027	18,734	18,630	18,734	5.3%
GK9 Global Companies, LLC	(6)(7)(8)(12)	First lien senior secured loan	S+	7.50%	12.09%	10/07/2022	10/07/2027	3,390	3,379	3,390	1.0%
IVM GK9 Holdings LLC		Equity				10/07/2022		14,969	4,881	5,000	1.4%
									26,890	27,124	7.7%
Diversified Consumer Services
3360 Frankford LLC	(2)(17)	Equity				9/23/2024		2,458,671	2,459	2,459	0.7%
									2,459	2,459	0.7%
Total non-controlled/affiliated investments									29,349	29,583	8.4%
Controlled/affiliated investments (10)
Professional Services
Worker Solutions LLC	(16)	Equity				12/30/2024		350,000	350	350	0.1%
									350	350	0.1%
Real Estate Management & Development
Neighborhood Grocery Catalyst Fund LLC	(2)(8)(14)	Equity				3/28/2024		4,218,750	4,219	4,219	1.2%
									4,219	4,219	1.2%
Total controlled/affiliated investments									4,569	4,569	1.3%

Total Portfolio Investments									$556,863	$557,087	158.1%

Cash and cash equivalents
Cash and cash equivalents	(18)	Money market fund						202,452	$202,452	$202,452	57.4%
Total cash and cash equivalents									$202,452	$202,452	57.4%
Total Portfolio Investments, Cash and Cash Equivalents									$759,315	$759,539	215.5%

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

(3)
All investments are denominated in U.S. dollars unless otherwise noted. Certain portfolio companies have been reclassified to updated GICS industry categories in the current year.  The December 31, 2024 industry presentation has not been restated to reflect these reclassifications and therefore may not be directly comparable to the December 31, 2025 presentation.

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

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment
First Lien Debt
Zero Waste Recycling LLC	0.50%	Delayed Draw Term Loan	5/15/2026	$380
Ironhorse Purchaser, LLC	1.00%	Delayed Draw Term Loan	9/30/2027	6,377
Core Capital Partners II-S LP	—%	Revolver	10/11/2027	11,234
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750
Med Learning Group LLC	1.00%	Delayed Draw Term Loan	12/30/2027	3,425
Café Zupas, L.C	0.50%	Delayed Draw Term Loan	12/31/2027	223
Café Zupas, L.C	0.50%	Revolver	12/31/2027	223
Dance Nation Holdings LLC	0.50%	Revolver	8/24/2028	3,304
MSPB MSO, LLC	0.38%	Delayed Draw Term Loan	11/10/2028	17,630
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	6,781
truCurrent LLC	0.50%	Delayed Draw Term Loan	2/12/2029	25,000
Trilon Group, LLC	1.00%	Delayed Draw Term Loan	5/25/2029	1,347
Trilon Group, LLC	0.50%	Revolver	5/25/2029	801
National Carbon Technologies – California, LLC	2.50%	Bonds	5/31/2029	11,600
CentralBDC Enterprises, LLC	0.50%	Revolver	6/11/2029	1,516
ZRG Partners LLC	1.00%	Delayed Draw Term Loan	6/14/2029	3,435
ZRG Partners LLC	0.50%	Revolver	6/14/2029	2,357
Capital City LLC	—%	Delayed Draw Term Loan	9/20/2029	2,500
C Speed LLC	0.50%	Revolver	10/01/2029	4,000
Xpect Solutions, LLC	0.50%	Revolver	10/07/2029	2,500
Xpect Solutions, LLC	0.50%	Delayed Draw Term Loan	10/07/2029	1,250
Equity
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	8,281
Worker Solutions, LLC	—%	Equity	—	3,150
				$121,064

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

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2024

Non-controlled/affiliated investments	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2024	Investment Income
GK9 Global Companies, LLC	$22,350	$36	$(227)	$(35)	$22,124	$3,098
IVM GK9 Holdings LLC	4,901	—	—	99	5,000	84
3360 Frankford LLC	—	2,459	—	—	2,459	—
Non-controlled/affiliated investments	$27,251	$2,495	$(227)	$64	$29,583	$3,182

Controlled/affiliated investments	Fair Value as of December 31, 2023	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2024	Investment Income
Neighborhood Grocery Catalyst Fund LLC	$—	$4,219	$—	$—	$4,219	$—
Worker Solutions, LLC	—	350	—	—	350	—
Controlled/affiliated investments	$—	$4,569	$—	$—	$4,569	$—

(11)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities”. Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.

(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns a 31.25% share in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
(16)	The Company owns a 100.00% share in Worker Solutions, LLC.
(17)	The Company owns a 66.40% share in 3360 Frankford LLC.
(18)
Cash and cash equivalents balance represents amounts held in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of December 31, 2024, $202,452 was held in FGTXX and had an average one-year yield of 5.06%.

(19)	Assets are pledged as collateral for the ING Credit Facility. See Note 5 “Debt”.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Notes to Consolidated Financial Statements
December 31, 2025
(dollar amounts in thousands, except per share data or otherwise noted)
Note 1. Organization
Lafayette Square USA, Inc. (the “Company,” which term refers to either Lafayette Square USA, Inc. or Lafayette Square
USA, Inc. together with its consolidated subsidiaries, as the context may require) is an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the
1940 Act. On May 16, 2022, Lafayette Square Empire BDC, Inc. filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to change its corporate name from “Lafayette Square Empire
BDC, Inc.” to “Lafayette Square USA, Inc.” In addition, for U.S. federal income tax purposes, the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax years ending December 31, 2021 and
December 31, 2022. The Company has elected to be treated, and intends to qualify annually thereafter, as a RIC under
Subchapter M of the IRC. However, there is no guarantee that the Company will qualify to make such an election for any future taxable year.
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
The Company has formed several wholly owned subsidiaries to support specific investment strategies. LS BDC Holdings,
LLC has elected to be a taxable entity to hold certain equity or equity-like investments in portfolio companies that are
'pass-through' entities for tax purposes. LS SBIC LP and LS SSBIC LP are each licensed by the U.S. Small Business
Administration (the “SBA”) to invest in eligible 'small businesses' as defined by the SBA. Lafayette Square RBIC, LP (“LS
RBIC LP”) is licensed by the U.S. Department of Agriculture (the “USDA”) as a Rural Business Investment Company to
help meet equity capital investment needs in rural communities. All significant intercompany transactions and balances have been eliminated in such consolidation.
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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit
Insurance Corporation insurance limits. As of December 31, 2025 and December 31, 2024, the Company held $199,187 and $202,452 in cash and cash equivalents, respectively, of which no cash or cash equivalents were restricted. Of the total cash and cash equivalents balance, $199,187 and $202,452 were held in an interest bearing money market fund, Goldman
Sachs Financial Square Government Fund (FGTXX), with U.S. Bank National Association as of December 31, 2025 and
December 31, 2024, respectively. For the years ended December 31, 2025, December 31, 2024 and December 31, 2023,
the Company earned $4,497, $3,682 and $2,114, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations.
Investments in money market funds are categorized as Level 1 in the fair value hierarchy.
Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it to do business legally. Offering costs consist of costs incurred in connection with the offering of the common stock of the Company.
The Company’s initial organizational costs incurred were expensed as incurred, and initial offering costs are amortized over one year. The Company reimburses the Adviser for the organization and offering costs it incurs on the Company’s behalf. If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs. As of December 31, 2025, the Company had incurred $989 of organization and offering costs since inception.
Deferred Financing Costs
Deferred financing costs, incurred in connection with any credit facility, SBA-guaranteed debentures, and Notes  (see Note
5) are deferred and amortized over the life of the respective credit facility, Notes, and SBA-guaranteed debentures.
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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date such loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-
accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, future payments are likely to remain current. As of December 31, 2025, we had one investment partially on non-accrual status. The non-accrual portion of this investment represents 0.9% of total investments at fair value. As of December 31,
2024, there were no investments on non-accrual status.
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
In December 2023, the FASB updated ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax
Disclosures,” (“ASU 2023-09”). This standard is intended to enhance the transparency of income tax disclosures, including requirement to disclose income tax paid disaggregated by jurisdiction, among other items. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The new standard impacts the financial statement disclosures only and does not affect the Company’s financial position or results of its operations. Management has implemented the new standard where applicable.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income Expense
Disaggregation Disclosures (Subtopic 2200-40),” (“ASU 2024-03”) which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The
Company is currently evaluating the impact on its consolidated financial statements.

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
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$690,548	87.4%	$689,683	87.4%
Equity	48,364	6.1%	47,880	6.1%
Preferred equity	46,604	5.9%	46,713	5.9%
Subordinated debt	3,425	0.4%	3,437	0.4%
Convertible Note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$790,441	100.0%	$789,213	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
First lien senior secured loans	$540,064	97.0%	$540,195	96.9%
Equity	11,909	2.1%	12,028	2.2%
Subordinated debt	1,738	0.3%	1,712	0.3%
Preferred equity	1,652	0.3%	1,652	0.3%
Convertible Note	1,500	0.3%	1,500	0.3%
Warrants	—	—%	—	—%
Total	$556,863	100.0%	$557,087	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2025 and December 31,
2024. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	December 31, 2025
	Amortized Cost		Fair Value
Empire	$246,988	31.2%	$248,561	31.4%
Far West	136,579	17.3%	137,161	17.4%
Gulf Coast	128,165	16.2%	131,514	16.7%
Mid-Atlantic	121,155	15.3%	121,341	15.4%
Great Lakes	84,567	10.7%	77,486	9.8%
Southeast	37,836	4.8%	37,735	4.8%
Cascade	17,461	2.2%	17,587	2.2%
Northeast	9,888	1.3%	9,986	1.3%
Four Corners	7,802	1.0%	7,842	1.0%
Total	$790,441	100.0%	$789,213	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Mid-Atlantic	$127,815	22.9%	$128,238	23.1%
Gulf Coast	90,857	16.3%	90,079	16.2%
Empire	88,743	15.9%	89,350	16.0%
Far West	80,838	14.5%	81,472	14.6%
Great Lakes	77,697	14.0%	76,300	13.7%
Southeast	46,592	8.4%	47,073	8.4%
Four Corners	25,226	4.5%	25,307	4.5%
Cascade	17,595	3.2%	17,768	3.2%
Northeast	1,500	0.3%	1,500	0.3%
Total	$556,863	100.0%	$557,087	100.0%
The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	Amortized Cost		Fair Value
Professional Services	$81,543	10.3%	$82,156	10.4%
Commercial Services & Supplies	72,767	9.3%	72,927	9.2%
Hotels, Restaurants & Leisure	65,740	8.3%	65,974	8.4%
Construction & Engineering	55,085	7.0%	55,241	7.0%
Specialized Consumer Services	54,727	6.9%	55,080	7.0%
Road & Rail	52,124	6.6%	45,140	5.7%
Media	35,757	4.5%	39,346	5.0%
Diversified Financial Services	37,532	4.7%	37,788	4.8%
Health Care Providers & Services	37,589	4.8%	37,723	4.8%
IT Services	36,875	4.7%	37,222	4.7%
Independent Power & Renewable	36,338	4.6%	36,499	4.6%
Transportation Infrastructure	31,671	4.0%	31,994	4.1%
Real Estate Management & Development	27,486	3.5%	26,934	3.4%
Health Care Equipment & Services	23,210	2.9%	22,990	2.9%
Diversified Consumer Services	22,028	2.8%	22,127	2.8%
Aerospace & Defense	19,657	2.5%	19,512	2.5%
Insurance	18,000	2.3%	18,000	2.3%
Food Products	16,924	2.1%	16,966	2.1%
Diversified Telecommunication Services	15,872	2.0%	15,870	2.0%
Electrical Equipment	12,441	1.6%	12,538	1.6%
Gas Utilities	10,661	1.3%	10,675	1.4%
Food & Staples Retailing	9,888	1.3%	9,986	1.3%
Health Care Distributors	7,802	1.0%	7,842	1.0%
Diversified Real Estate Activities	4,343	0.5%	4,286	0.5%
Water Utilities	3,381	0.4%	3,397	0.4%
Human Resource & Employment Services	1,000	0.1%	1,000	0.1%
Total	$790,441	100.0%	$789,213	100.0%

	December 31, 2024
	Amortized Cost		Fair Value
Commercial Services & Supplies	$66,606	12.0%	$66,901	12.1%
Professional Services	57,752	10.4%	58,135	10.4%
Specialized Consumer Services	39,897	7.2%	40,288	7.2%
Road & Rail	41,613	7.5%	39,900	7.2%
Interactive Media & Services	34,011	6.1%	34,293	6.2%
IT Services	33,807	6.1%	33,820	6.1%
Media	34,140	6.1%	32,725	5.9%
Diversified Financial Services	28,388	5.1%	28,492	5.1%
Transportation Infrastructure	26,252	4.7%	26,530	4.8%
Water Utilities	23,112	4.2%	23,454	4.2%
Health Care Equipment & Services	19,702	3.5%	19,949	3.6%
Application Software	18,288	3.3%	18,400	3.3%
Health Care Providers & Services	17,595	3.2%	17,768	3.2%
Construction & Engineering	17,427	3.1%	17,428	3.1%
Pharmaceuticals	16,278	2.9%	16,426	2.9%
Aerospace & Defense	16,069	2.9%	16,108	2.9%
Electric Utilities	12,286	2.2%	12,500	2.2%
Restaurants	11,714	2.1%	11,783	2.1%
Hotels, Restaurants & Leisure	10,688	1.9%	10,877	2.0%
Gas Utilities	10,737	1.9%	10,787	1.9%
Real Estate Management & Development	9,184	1.6%	9,182	1.6%
Independent Power & Renewable	8,388	1.5%	8,388	1.5%
Diversified Consumer Services	2,459	0.4%	2,459	0.4%
Food & Staples Retailing	470	0.1%	494	0.1%
Total	$556,863	100.0%	$557,087	100.0%
Certain portfolio companies have been reclassified to updated GICS industry categories in the current year. The December
31, 2024 industry presentation has not been restated to reflect these reclassifications and therefore may not be directly comparable to the December 31, 2025 presentation.
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
The Company has engaged two independent third-party valuation providers to perform quarterly valuation procedures and determine estimated fair value ranges for substantially all of its illiquid investments. Certain immaterial investments are valued internally on a quarterly basis unless otherwise determined by the Valuation Committee, and are corroborated by an independent valuation firm on an annual basis. Investments that have been completed within the past three months are fair valued at cost unless there has been a material event since the completion date. If there has been a material event or if material information emerges that was not known as of the close of the transaction, the independent third-party valuation providers provide an independent valuation range. The types of valuation methodologies employed by the third-party valuation providers include discounted cash flow, recent financing and enterprise value valuation methodologies. Pursuant to the Rule 2a-5 under the 1940 Act, the Board has chosen to designate the Adviser as the Valuation Designee to perform fair value determinations relating to the value of the assets for which market quotations are not readily available, subject to the Board's oversight.
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
The consolidated financial statements include portfolio investments at fair value of $789,213 and $557,087 as of
December 31, 2025 and December 31, 2024, respectively. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of December 31, 2025 and December 31, 2024.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$689,683	$689,683
Equity	—	—	47,880	47,880
Preferred equity	—	—	46,713	46,713
Subordinated debt	—	—	3,437	3,437
Convertible note	—	—	1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$789,213	$789,213

	December 31, 2024
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$540,195	$540,195
Equity	—	—	12,028	12,028
Subordinated debt	—	—	1,712	1,712
Preferred equity	—	—	1,652	1,652
Convertible note			1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$557,087	$557,087
The carrying value of the Credit Facility and SBA guaranteed debentures approximates fair value as of December 31, 2025 and December 31, 2024 and would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the years ended December 31, 2025 and December 31, 2024.

	For the year ended December 31, 2025
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Convertible Note	Warrants	Total Investments
Balance as of December 31, 2024	$540,195	$1,712	$12,028	$1,652	$1,500	$—	$557,087
Purchases of investments and other adjustments to cost	364,865	1,687	37,002	54,527	—	—	458,081
Proceeds from sales and repayments of investments	(217,052)	—	(547)	(9,575)	—	—	(227,174)
Net realized gain (loss)	203	—	—	—	—	—	203
Net accretion of discount on investments	2,468	—	—		—	—	2,468
Net change in unrealized gain (loss) on investments	(996)	38	(603)	109	—	—	(1,452)
Balance as of December 31, 2025	$689,683	$3,437	$47,880	$46,713	$1,500	$—	$789,213

	For the year ended December 31, 2024
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Convertible Note	Warrants	Total Investments
Balance as of December 31, 2023	$265,287	$1,753	$4,901	$1,652	$—	$—	$273,593
Purchases of investments and other adjustments to cost	338,916	178	7,028	—	1,500	—	347,622
Proceeds from sales and repayments of investments	(63,442)	(312)	—	—	—	—	(63,754)
Net realized gain (loss)	98	—	—	—	—	—	98
Net accretion of discount on investments	1,374	—	—	—	—	—	1,374
Net change in unrealized gain (loss) on investments	(2,038)	93	99	—	—	—	(1,846)
Balance as of December 31, 2024	$540,195	$1,712	$12,028	$1,652	$1,500	$—	$557,087
For the year ended December 31, 2025, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on December 31, 2025 was $(1,452) as shown on the Consolidated Statements of Operations. For the year ended December 31, 2024, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on December 31, 2024 was $(1,846) as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/
amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2025 and December 31, 2024.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The table below is not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the
Company.

The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of December 31, 2025 and December 31, 2024.

					Range
	Fair Value, as of December 31, 2025	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$575,915	Discounted Cash Flow	Discount Rate	10.0%	7.9%	12.8%
First lien senior secured loans	59,426	Waterfall Analysis	EV/EBITDA	5.0x	1.0x	7.3x
First lien senior secured loans	54,342	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Equity	39,880	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Equity	8,000	Waterfall Analysis	EV/EBITDA	6.1x	5.8x	6.8x
Subordinated debt	1,883	Waterfall Analysis	EV/EBITDA	8.3x	8.0x	8.5x
Subordinated debt	1,554	Discounted Cash Flow	Discount Rate	14.4%	14.4%	14.4%
Preferred equity	5,000	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Preferred equity	15,000	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
Preferred equity	26,713	Waterfall Analysis	EV/EBITDA	1.5x	1.0x	8.3x
Convertible note	1,500	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Warrants	—	Waterfall Analysis	EV/EBITDA	0.0x	0.0x	0.0x
Total Level 3 Assets	$789,213

					Range
	Fair Value, as of December 31, 2024	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$404,750	Discounted Cash Flow	Discount Rate	11.2%	8.4%	18.9%
First lien senior secured loans	39,900	Comparable Multiples	EV/EBITDA	6.3x	5.5x	7.0x
First lien senior secured loans	95,545	Amortized Cost	Cost	N/A	N/A	N/A
Subordinated debt	1,712	Discounted Cash Flow	Discount Rate	14.8%	14.0%	15.5%
Equity	5,000	Comparable Multiples	EV/EBITDA	6.3x	6.0x	6.5x
Equity	7,028	Amortized Cost	Cost	N/A	N/A	N/A
Preferred equity	1,652	Comparable Multiples	EV/EBITDA	8.5x	8.3x	8.8x
Convertible note	1,500	Amortized Cost	Cost	N/A	N/A	N/A
Warrants	—	Comparable Multiples	EV/EBITDA	7.0x	5.5x	8.0x
Total Level 3 Assets	$557,087
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
Section 61(a) of the 1940 Act reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we are generally prohibited from making distribution to our stockholders or repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of such distribution or repurchase. As of
December 31, 2025 and December 31, 2024, the Company’s asset coverage ratios based on the aggregate amounts of senior securities outstanding were 220.8% and 269.2%, respectively.
The facilities of the Company consist of the following:

	December 31, 2025			December 31, 2024
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$300,000	$276,982	$23,018	$225,000	$208,232	$16,768
SBA-Guaranteed Debentures	290,000	230,000	60,000	192,505	192,505	—
Note payable	65,000	65,000	—	—	—	—
Total	$655,000	$571,982	$83,018	$417,505	$400,737	$16,768
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest expense	$27,248	$9,328	$1,526
Non-usage fee (1)	168	92	82
Amortization of deferred financing costs	1,813	835	441
Weighted average stated interest rate	6.07%	6.40%	7.08%
Weighted average outstanding balance	$449,096	$145,828	$21,548
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
On March 20, 2025, the Company entered into a commitment increase agreement (the “First Commitment Increase
Agreement”) under the accordion feature in the ING Credit Facility, the aggregate commitments under such facility increased from $225 million to $250 million. The parties to the First Commitment Increase Agreement include the
Company, ING Capital LLC as lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
On April 24, 2025, the Company entered into Amendment No. 2 to the Senior Secured Revolving Credit Agreement (the
“Second Amendment”), which amended the ING Credit Facility. The parties to the Second Amendment include the
Company, the lenders party to such amendment, Subsidiary Guarantors party to such amendment and ING Capital LLC, as
Administrative Agent. The Second Amendment provides for an increase of the accordion provision to permit increases in the total facility amount of up to $300 million and permit the Company to enter into repurchase agreements in an aggregate nominal amount of up to $30 million.
Also on April 24, 2025, the Company entered into a waiver letter permitting the Company to enter into a repurchase agreement with Midcap Financial Trust dated as of April 17, 2025.
On May 30, 2025, the Company entered into a joinder agreement (the “Third Lender Joinder Agreement”) under the accordion feature in the ING Credit Facility pursuant to which aggregate commitments under such facility increased from
$250 million to $275 million. The parties to the Third Lender Joinder Agreement include the Company, City National
Bank, as additional lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
On October 30, 2025, the Company entered into a commitment increase agreement (the “Second Commitment Increase
Agreement”) under the accordion feature in the ING Credit Facility pursuant to which aggregate commitments under such facility increased from $275 million to $300 million. The parties to the Second Commitment Increase Agreement include the Company, City National Bank, as additional lender, the Subsidiary Guarantors party to such agreement and the
Administrative Agent.
As amended as of December 31, 2025, the ING Credit Facility allows us to borrow up to $300 million, subject to certain restrictions, including availability under the borrowing base.
As of December 31, 2025 and December 31, 2024, we had $277.0 million and $208.2 million, respectively, in outstanding borrowings from the ING Credit Facility and availability as determined under the borrowing base of the ING Credit
Facility of $23.0 million.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Credit Facility for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest expense	$14,879	$3,601	$—
Non-usage fee (1)	168	66	—
Amortization of financing costs	660	169	—
Weighted average stated interest rate	7.06%	7.79%	—%
Weighted average outstanding balance	$210,745	$46,226	$—
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
As of December 31, 2025 and December 31, 2024, the Company had no outstanding borrowings from the Subscription
Facility.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Subscription Facility for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest expense	$—	$492	$584
Non-usage fee (1)	—	26	82
Amortization of financing costs	—	218	372
Weighted average stated interest rate	—%	7.83%	7.19%
Weighted average outstanding balance	$—	$6,286	$8,121
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the Subscription
Facility.
SBA-Guaranteed Debentures
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of December 31, 2025 and December 31,
2024, LS SBIC LP and LS SSBIC LP had a regulatory capital of $175.0 million and $110.0 million, respectively, and have
$230.0 million and $192.5 million, respectively, in SBA-guaranteed debentures outstanding. SBA debentures are non-
recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S.
Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC LP and LS SSBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes the Company’s SBA-guaranteed debentures as of December 31, 2025:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	9,995	4.53%	0.347%
June 27, 2025	September 1, 2035	27,500	4.53%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest expense	$10,700	$4,610	$566
Non-usage fee	—	—	—
Amortization of financing costs	1,032	448	69
Weighted average stated interest rate	4.99%	5.34%	6.23%
Weighted average outstanding balance	$214,309	$86,388	$9,088
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

As of December 31, 2025, the carrying amount of the Company’s borrowings under the Notes approximated its fair value.
As of December 31, 2025, unamortized debt issuance costs of $1,598 are being deferred and amortized over the remaining term of the Notes. As of December 31, 2025, the Notes had an outstanding balance of $65,000.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Notes for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest expense	$1,669	$—	$—
Non-usage fee	—	—	—
Amortization of financing costs	121	—	—
Weighted average stated interest rate	6.94%	—%	—%
Weighted average outstanding balance	$24,041	$—	$—
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
As of December 31, 2025 and December 31, 2024, the Company had no outstanding borrowings from the Repurchase
Obligations.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Repurchase Obligations for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Interest expense	$—	$625	$376
Non-usage fee	—	—	—
Amortization of financing costs	—	—	—
Weighted average stated interest rate	—%	9.01%	8.68%
Weighted average outstanding balance	$—	$6,928	$4,339
(1)The Company's initial borrowing occurred on March 15, 2023.

Note 6. Related Party Agreements and Transactions
Investment Advisory Agreement
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. The Board initially approved the Investment Advisory Agreement on April 26, 2021 and
most recently approved its renewal on May 8, 2025. The Adviser is a registered investment adviser with the SEC. The
Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.
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
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred Management
Fee expense of $6,617, $4,136 and $1,640, respectively. As of December 31, 2025 and December 31, 2024, $1,841 and
$1,375, respectively, of such expense remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred Income-
Based Fees of $6,259, $5,272 and $1,615, respectively. As of December 31, 2025 and December 31, 2024, $1,516 and
$1,578 of such fees, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company has not incurred any
Capital Gains Fees.
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
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company incurred $1,800,
$2,048 and $1,485, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and December 31,
2024, $0 and $0, respectively, were unpaid and included in administrative services fee payable in the accompanying
Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the
Company’s commencement of operations.
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
Due to/from Affiliate
From time to time, the Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of
December 31, 2025 and December 31, 2024, $246 and $221, respectively, were included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses paid by the Administrator on behalf of the
Company. As of December 31, 2025 and December 31, 2024, $— and $260, respectively, were included in the Due from
Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses due from the
Administrator on behalf of the Company.
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
As of December 31, 2025 and December 31, 2024, the Company has no Unreimbursed Expense Payable.
Note 7. Commitments and Contingencies
As of December 31, 2025, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. As of December 31, 2025 and December 31, 2024 the fair value of unfunded commitments held by the Company was $(76) and $(25), respectively, as shown on the Consolidated Schedule of
Investments. The Company had the following unfunded commitments to fund investments as of the indicated dates:

	Par Value as of	Par Value as of
	December 31, 2025	December 31, 2024
Unfunded debt securities	$129,186	$109,633
Unfunded equity securities	27,524	11,431
Total unfunded commitments	$156,710	$121,064
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
For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, independent directors fees will be paid in the form of our common stock issued at a price per share equal to the greater of NAV or the market price, if any, at the time of payment. On March 26, 2025, the Company issued 23,460 shares of common stock to our directors as compensation for their services for the fiscal year ended December 31, 2024. On April 29, 2024, the Company issued
21,333 shares of common stock to our directors as compensation for their services for the fiscal year ended December 31,
2023.
No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940
Act). For the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company accrued $320,
$348 and $320, for directors’ fees expense, respectively.

Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31,
2025, December 31, 2024 and December 31, 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$34,271	$27,839	$10,985
Weighted average common shares outstanding	24,809,858	22,531,521	10,910,180
Earnings (loss) per common share (basic and diluted):	$1.38	$1.24	$1.01
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
As of December 31, 2025 and December 31, 2024, the Company had closed capital commitments totaling $411.2 million and $409.8 million, respectively, for the private placement of the Company's common stock, of which $20.4 million and
$66.7 million, respectively, were uncalled.

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
March 26, 2025	116,132	$1,721	$14.82
September 29, 2025	1,697,972	25,487	15.01
December 18, 2025	1,378,018	20,449	14.84
Total	3,192,122	$47,657	$14.93

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
April 29, 2024	733,093	$10,996	$15.00
September 25, 2024	1,027,611	15,228	14.82
Total	1,760,704	26,224	$14.89
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company elected to be taxed as a RIC under the IRC for its taxable year ending December 31, 2023, and the Company intends to continue making such elections with respect to future taxable years. As a RIC, the Company is required to distribute dividends each tax year as a RIC to its stockholders of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for dividends paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the IRC. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out as a dividend is determined by the Board and is based on management’s estimate of the Company’s annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
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
For the year ended December 31, 2025 the following table summarizes the distributions declared on shares of the
Company’s common stock:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share
March 25, 2025	March 25, 2025	May 6, 2025	$8,393	$0.35
June 27, 2025	June 27, 2025	August 1, 2025	$8,503	$0.35
September 26, 2025	September 26, 2025	October 24, 2025	$8,573	$0.35
December 19, 2025	December 17, 2025	January 7, 2026	$9,239	$0.35
For the year ended December 31, 2024 the following table summarizes the distributions declared on shares of the
Company’s common stock:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share
March 26, 2024	March 22, 2024	May 6, 2024	$6,475	$0.30
June 28, 2024	June 25, 2024	August 6, 2024	$6,738	$0.30
September 24, 2024	September 24, 2024	November 4, 2024	$7,460	$0.33
December 26, 2024	December 26, 2024	January 6, 2025	$7,853	$0.33
For the year ended December 31, 2023 the following table summarizes the distributions declared on shares of the
Company’s common stock:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share
April 21, 2023	April 21, 2023	May 15, 2023	$1,292	$0.15
June 23, 2023	June 23, 2023	August 14, 2023	$1,297	$0.15
September 29, 2023	September 29, 2023	November 13, 2023	$2,614	$0.20
December 13, 2023	December 12, 2023	January 4, 2024	$3,936	$0.30
The Company has a dividend reinvestment plan, pursuant to which stockholders may elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The Company satisfies DRIP participation through the issuance of new shares. When the Company issues new shares in connection with the DRIP, the issue price is equal to the net asset value per share most recently determined as of the distribution payment date. Dividend reinvestment plan activity for the years ended December 31, 2025, December 31, 2024 and December 31, 2023 was as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Shares issued	786,462	533,966	113,931
Average issue price per share	$14.88	$14.29	$14.82
Note 10.  Tax Matters
The Company is subject to the U.S. federal income tax rules and filing requirements. The Company has elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the IRC. As a result, the Company generally does not expect to be subject to U.S. federal income taxes on its RIC operations. However, there is no guarantee that the Company will qualify to make such an election for any taxable year.
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income
Taxes, as of December 31, 2025 and December 31, 2024.
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
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-
term capital losses. As of December 31, 2025 the Fund did not have any capital loss carryforwards. During the calender year, the fund utilized $12 of capital loss carryforwards to offset net realized gains.
In order to present certain components of the Company’s capital accounts on a tax-basis, certain reclassifications have been recorded to the Company’s accounts. These reclassifications have no impact on the net asset value of the Company. For the years ended December 31, 2025,  December 31, 2024 and December 31, 2023 reclassifications resulted primarily from non-deductible taxes paid and income from the wholly owned subsidiary, the Company reclassified balances as follows.

	December 31, 2025	December 31, 2024	December 31, 2023
Distributable earnings	$(210)	$348	$527
Paid-in capital in excess of par	210	(348)	(527)
For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the years ended December 31,
2025, December 31, 2024 and December 31, 2023, were as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Ordinary Income	$34,708	$28,526	$9,139
Long-term Capital Gain	$—	$—	$—
Return of Capital	$—	$—	$—

As of December 31, 2025, December 31, 2024 and December 31, 2023, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes were as follows.

	December 31, 2025	December 31, 2024	December 31, 2023
Tax cost	$791,182	$556,863	$271,522
Gross unrealized appreciation	$9,209	$3,473	$2,217
Gross unrealized depreciation	(11,178)	(3,249)	(147)
Net unrealized investment appreciation / (depreciation) on investments	$(1,969)	$224	$2,070
For the years ended December 31, 2025 and December 31, 2024, the components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Statements of Assets and Liabilities by temporary and other book/tax differences, primarily relating to the tax treatment of organizational costs and significant debt modifications, as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024
Undistributed ordinary income	$1,491	$1,405
Undistributed Capital Gains	1,592	—
Capital loss carry forwards	—	(12)
Other accumulated losses	(560)	(416)
Net unrealized appreciation/(depreciation) from investments	(1,969)	224
Accumulated earnings/(deficit) on a tax basis	$554	$1,201
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
Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting and tax purposes. Components of the Company’s deferred tax assets and liabilities for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, are as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Deferred tax assets:
Net operating loss carryforward	$131	$117	$—
Excess business interest expense carryforward	552	337	—
Charitable contributions carryforward	3	1	—
Valuation allowance	(552)	(330)	—
Total deferred tax assets	134	125	—
Deferred tax liabilities:
Net unrealized gain on investments	(403)	(125)	—
Total deferred tax liabilities	(403)	(125)	—
Net deferred tax assets and liabilities	$(269)	$—	$—

The Company’s income tax provision consists of the following for the years ended December 31, 2025, December 31,
2024 and December 31, 2023:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Current tax (expense)/benefit:
Federal	$(5)	$(302)	$—
State and Local	12	(69)	—
Total current tax (expense)/benefit	7	(371)	—

Deferred tax (expense)/benefit:
Federal	(38)	270	—
State and Local	(9)	60	—
Valuation allowance	(222)	(330)	—
Total deferred tax (expense)/benefit	$(269)	$—	$—
Total income tax (expense)/benefit	$(262)	$(371)	$—
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the years ended December 31, 2025,
December 31, 2024 and December 31, 2023, are as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023
Income tax (expense)/benefit at federal statutory tax rate	$(7,621)	$5,846	$—
Income attributable to the RIC and not subject to corporate tax	7,646	(5,797)	—
State and local income tax benefit (net of federal benefit)	5	11	—
Prior year net operating loss carryforward	—	135	—
Provision to Return True-up	(70)	(148)	—
Other	—	—	—
Permanent differences	—	(88)	—
Changes in Valuation Allowances	(222)	(330)	—
Total income tax (expense)/benefits	$(262)	$(371)	$—
The provision to return true-up increased the effective tax rate by 0.19% from the federal statutory rate, for the year ended
December 31, 2025. This reconciling item represents changes to the calculation of taxable income after the receipt of schedules K-1 from underlying investments.
State and local income taxes, net of federal benefit, decreased the effective tax rate by 0.01% from the federal statutory rate, for the year ended December 31, 2025. This reconciling item reflects income taxes accrued in state and local jurisdictions in which the Company operates and has taxable presence. The majority of state and local income tax expense
(approximately 57.31%) relates to California (18.89%), Illinois (14.24%), New York (9.19%), New Jersey (7.54%), and
Florida (7.45%), with the remaining balance attributable to other jurisdictions.
At December 31, 2025, the taxable subsidiary did not have any capital loss carryforwards.

Net operating loss carryforwards are available to offset future taxable income. These net operating loss carryforwards can be carried forward indefinitely and may offset up to 80% of taxable income in any given year. Any unused portion will continue to be carried forward. As of December 31, 2025, the Company had a net operating loss carryforward for federal income tax purposes of $511.
At December 31, 2025, the Company determined a partial valuation allowance of the Company's gross deferred tax asset was required.  The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments.  Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized in full.  As a result, the Company recorded a partial valuation allowance with respect to its gross deferred tax asset for the year ended December 31, 2025. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available.  Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the
Company’s NAV per share, which could be material.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the years ended December 31, 2025, December 31, 2024 and December 31, 2023:

Per Common Share Data:(1)	For the year ended December 31, 2025	For the year ended December 31, 2024	For the year ended December 31, 2023	For the year ended December 31, 2022	For the period from February 19, 2021 (Date of Inception) through December 31, 2021
Net asset value, beginning of period	$14.81	$14.85	$14.60	$(720.91)	$—
Net investment income (loss)	1.43	1.31	0.80	(0.11)	(735.91)
Net realized and unrealized gain (loss)	(0.05)	(0.07)	0.21	(0.21)	—
Net increase (decrease) in net assets resulting from operations	1.38	1.24	1.01	(0.32)	(735.91)
Initial issuance of Common Stock	—	—	—	—	15.00
Effect of offering price of subscriptions(2)	0.02	(0.02)	0.04	735.83	—
Distributions declared	(1.40)	(1.26)	(0.80)	—	—
Net asset value, end of period	$14.81	$14.81	$14.85	$14.60	$(720.91)

Total return based on NAV(3)	9.75%	8.45%	7.32%	(102.03)%	(4906.05)%
Common shares outstanding, end of period	27,776,022	23,797,438	21,502,768	4,916,554	700
Weighted average shares outstanding	24,809,858	22,531,521	10,910,180	1,481,583	700
Net assets, end of period	$411,329	$352,406	$319,239	$71,782	$(504)

Ratio/Supplemental data(4):
Ratio of net investment income (loss) to average net assets	9.47%	8.82%	4.81%	(55.00)%	(298.82)%
Ratio of expenses to average net assets	13.10%	7.95%	6.65%	12.39%	298.82%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	1.87%	2.08%	3.72%	8.92%	298.82%
Weighted average debt outstanding	$449,096	$145,828	$21,548	$19,091	$—
Total debt outstanding	$506,982	$400,737	$58,500	$31,500	$—
Asset coverage ratio(5)	220.8%	269.2%	645.7%	327.9%	—%
Portfolio turnover(6)	24%	16%	—%	37%	N/A
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through the years ended December 31, 2025, December 31, 2024, December 31, 2023 and December 31, 2022 and for
the period from February 19, 2021 (Date of Inception) through December 31, 2021.

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
(6)Portfolio turnover is calculated using the lesser of year-to-date sales and principal repayments or year-to-date purchases over the average of the total investments at fair value.
Note 12.  Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. Other than the subsequent events disclosed below, no subsequent events occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements of the
Company.
As of the date of this Report, the Company repaid principal and interest on its outstanding balance on the ING Credit
Facility in the amount of $87.0 million. The Company borrowed an additional amount of $20.0 million. As of the date of this Report, the outstanding principal balance on the ING Credit Facility is $210.0 million.
On March 16, 2026, the Company issued a capital call notice to its investors in the amount of $21.0 million, with funding due on March 27, 2026.
On March 24, 2026, the board of directors of the Company declared a regular distribution to stockholders in the amount of
$0.28 per share and a supplemental distribution in the amount of $0.05 per share, or approximately $9.2 million. The distribution will paid on or about April 23, 2026 to stockholders of record as of March 24, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE
There are not and have not been any disagreements between us and our accountant on any matter of accounting principles, practices, or consolidated financial statement disclosure.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of December 31, 2025, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive
Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is a process designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published consolidated financial statements.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of
December 31, 2025, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act, that occurred during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 with respect to executive officers is incorporated by reference to the information presented in the section captioned “Executive Officers” in our definitive proxy statement for the 2026 Annual Meeting of
Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days of the Company's fiscal year-
end (the “Proxy Statement”).
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
PART IV
                ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended
December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules

No.	Description
3.1	Certificate of Incorporation of the Registrant (filed as part of the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference).
3.2	Amendment to Certificate of Incorporation (filed as part of Registrant's Current Report on Form 8-K filed on May 19, 2022 and incorporated herein by reference.)
3.3	Bylaws (filed as part of the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference.)

3.4	First Amendment to Bylaws (filed as part of Registrant's Current Report on Form 8-K filed on May 16, 2022 and incorporated herein by reference.)
3.5	Second Amendment to Bylaws (filed as part of Registrant’s Current Report on Form 8-K filed on June 8, 2023 and incorporated herein by reference.)
4.1
Description of the Registrant's Securities (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K
for the year ended December 31, 2021 filed on March 25, 2022 and incorporated herein by reference).

10.1	Investment Advisory Agreement*
10.2	Administration Agreement*
10.3	Form of Custody Agreement (filed as part of the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference).
10.4	Form of Indemnification Agreement (filed as part of the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference).
10.5	Dividend Reinvestment Plan (filed as part of the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference).
10.6	Form of Subscription Agreement (filed as part of the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference).
10.7	Insider Trading Policy*
10.8
Senior Secured Revolving Credit Agreement dated June 18, 2024, among the Registrant, the subsidiary guarantors party thereto, the lenders party thereto and ING Capital LLC, as administrative agent, lead arranger, bookrunner and sustainability structuring agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form
8-K, filed on June 18, 2024 and incorporated herein by reference).

10.9
Amendment No.1 to Senior Secured Revolving Credit Agreement dated September 20, 2024, among the
Registrant, the subsidiary guarantors party thereto, the lenders party thereto and ING Capital LLC, as administrative agent, lead arranger, bookrunner and sustainability structuring agent (filed as Exhibit 10.1 to the
Registrant's Current Report on Form 8-K, filed on September 24, 2024 and incorporated herein by reference).

10.10
Lender Joinder Agreement, dated as of December 12, 2024, pursuant to which the aggregate commitments under the Senior Secured Revolving Credit Facility were increased from $150,000,000 to $175,000,000 (filed as
Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 12, 2024 and incorporated herein by reference).

10.11
Lender Joinder Agreement, dated as of December 20, 2024, pursuant to which the aggregate commitments under the Senior Secured Revolving Credit Facility were increased from $175,000,000 to $225,000,000 (filed as
Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on December 20, 2024 and incorporated herein by reference).

10.12
Lender Joinder Agreement, dated as of March 20, 2025, pursuant to which the aggregate commitments under the
Senior Secured Revolving Credit Facility were increased from $225,000,000 to $250,000,000 (filed as Exhibit
10.01 to the Registrant's Current Report on Form 8-K filed on March 20, 2025 and incorporated herein by reference).

10.13
Amendment No.2 to Senior Secured Revolving Credit Agreement dated April 24, 2025, among the Registrant, the subsidiary guarantors party thereto, the lenders party thereto and ING Capital LLC, as administrative agent, lead arranger, bookrunner and sustainability structuring agent (filed as Exhibit 10.1 to the Registrant's Current
Report on Form 8-K, filed on April 30, 2025 and incorporated herein by reference).

10.14
Lender Joinder Agreement, dated as of May 30, 2025, pursuant to which the aggregate commitments under the
Senior Secured Revolving Credit Facility were increased from $250,000,000 to $275,000,000 (filed as Exhibit
10.1 to the Registrant's Current Report on Form 8-K filed on May 30, 2025 and incorporated herein by reference).

10.15
Lender Joinder Agreement, dated as of October 30, 2025, pursuant to which the aggregate commitments under the Senior Secured Revolving Credit Facility were increased from $275,000,000 to $300,000,000 (filed as
Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 30, 2025 and incorporated herein by reference).

10.16
Note Purchase Agreement, dated as of August 19, 2025, by and among the Registrant and the purchasers party thereto, governing the issuance of $65,000,000 aggregate principal amount of 7.00% Senior Notes due 2030
(filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 19, 2025 and incorporated herein by reference).

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

Lafayette Square USA, Inc.

Date: March 25, 2026	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: March 25, 2026	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2026.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the Board of Directors
Damien Dwin

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu

/s/ Jacqueline Bradley	Director
Jacqueline Bradley

/s/ Levee Brooks	Director
Levee Brooks

/s/ Sashi Brown	Director
Sashi Brown

/s/ Jamila Mayfield	Director
Jamila Mayfield