Form 10-Q
period 2026-03-31
Lafayette Square USA, Inc.
filed 2026-05-08
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026

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
As of March 31, 2026, there was no established public market for the registrant’s common shares.
As of May 8, 2026 the Registrant had 29,407,040 shares of common stock, $0.001 par value per share, outstanding.

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

•the ability of our subsidiaries to maintain their small business investment companies licenses from the Small
Business Administration (the “SBA”), including the license for a small business investment company (“SBIC”)
currently held by Lafayette Square SBIC, LP and the license for a specialized small business investment company
(“SSBIC”) currently held by Lafayette Square SSBIC, LP, and the potential benefits from having such licenses;
•our ability to adhere to and meet our goals, including our Goal2030™ (as defined in this report);
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
•the likelihood that the federal government will expand its partnerships with the private sector, including through programs aligned with our Goal2030™; and
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
Moreover, we assume no duty and do not undertake to update the forward-looking statements, except as required by applicable law. Because we are an investment company, the forward-looking statements and projections contained in this report are excluded from the safe harbor protection provided by Section 21E under the U.S. Securities Exchange Act of
1934, as amended (the “Exchange Act”).

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $762,652 and $737,077 as of March 31, 2026 and December 31, 2025, respectively)	$757,691	$736,333
Non-controlled/affiliated investments at fair value (amortized cost of $26,098 and $22,443 as of March 31, 2026 and December 31, 2025, respectively)	25,666	22,127
Controlled/affiliated investments at fair value (amortized cost of $38,907 and $30,921 as of March 31, 2026 and December 31, 2025, respectively)	38,703	30,753
Cash and cash equivalents	193,198	199,187
Deferred financing costs	9,072	9,575
Interest receivable	4,731	2,964
Other assets	2,471	2,534
Capital call receivable	10	—
Total assets	$1,031,542	$1,003,473

Liabilities
Secured borrowings (see Note 5)	$289,982	$276,982
SBA-guaranteed debentures (see Note 5)	230,000	230,000
Notes payable, net of deferred financing costs of $1,512 and $1,598, respectively (see Note 5)	63,488	63,402
Distributions payable	9,197	9,239
Interest and financing payable	3,679	7,517
Management fee payable (see Note 6)	1,882	1,841
Accounts payable and accrued expenses	1,688	1,223
Incentive fee payable (see Note 6)	1,603	1,516
Due to affiliate	260	246
Income tax payable	178	178
Total liabilities	601,957	592,144
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 29,313,127 and 27,776,022 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively)	29	28
Paid-in capital in excess of par	433,470	410,747
Distributable earnings (losses)	(3,914)	554
Total net assets	429,585	411,329
Total liabilities and net assets	$1,031,542	$1,003,473

Net asset value per common share	$14.66	$14.81
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
	(unaudited)	(unaudited)
Investment Income:
Interest income from non-controlled/non-affiliated investments:
Cash	$20,918	$16,503
Fee income	380	727
Interest income from non-controlled/affiliated investments:
Cash	92	647
Interest income from controlled/affiliated investments:
Cash	31	—
Interest from cash and cash equivalents	928	1,438
Total investment income	22,349	19,315

Expenses:
Interest and financing expenses (see Note 5)	$8,054	$6,015
Management fee (see Note 6)	1,882	1,478
Incentive fee (see Note 6)	1,603	1,514
General and administrative expenses	618	250
Administrative services fee (see Note 6)	500	450
Professional fees	469	309
Directors' fees	125	80
Income tax expense	—	629
Total expenses	13,251	10,725
Net investment income (loss)	9,098	8,590

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments:
Net realized gains (losses) on investments in non-controlled/non-affiliated investments	—	58
Total net realized gains (losses) on investments	—	58
Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non- affiliated investments	(4,217)	899
Net change in unrealized gains (losses) on investments in non-controlled/ affiliated investments	(116)	1,600
Net change in unrealized gains (losses) on investments in controlled/affiliated investments	(36)	—
Total net change in unrealized gains (losses) on investments	(4,369)	2,499
Net increase (decrease) in net assets resulting from operations	$4,729	$11,147
Weighted average common shares outstanding	27,942,796	23,977,487
Net investment income (loss) per common share (basic and diluted)	$0.33	$0.36
Earnings (loss) per common share (basic and diluted)	$0.17	$0.46
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount*	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2024	23,797,438	$24	$351,181	$1,201	$352,406
Capital transactions:
Issuance of common stock	116,132	—	1,721	—	1,721
Reinvestment of stockholder distributions	182,443	—	2,692	—	2,692
Net increase in net assets from capital transactions	298,575	—	4,413	—	4,413
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	8,590	8,590
Net realized gain (loss)	—	—	—	58	58
Net change in unrealized gain (losses)	—	—	—	2,499	2,499
Total increase (decrease) in net assets resulting from operations	—	—	—	11,147	11,147
Distributions to stockholders from:
Distributable earnings	—	—	—	(8,393)	(8,393)
Total distributions to stockholders	—	—	—	(8,393)	(8,393)
Total increase (decrease) for the three months ended March 31, 2025	298,575	—	4,413	2,754	7,167
Balance, March 31, 2025	24,096,013	$24	$355,594	$3,955	$359,573

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance at December 31, 2025	27,776,022	$28	$410,747	$554	$411,329
Capital transactions:
Issuance of common stock	1,444,394	1	21,347	—	21,348
Reinvestment of stockholder distributions	92,711	—	1,376	—	1,376
Net increase in net assets from capital transactions	1,537,105	1	22,723	—	22,724
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,098	9,098
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized gain (losses)	—	—	—	(4,369)	(4,369)
Total increase (decrease) in net assets resulting from operations	—	—	—	4,729	4,729
Distributions to stockholders from:
Distributable earnings	—	—	—	(9,197)	(9,197)
Total distributions to stockholders	—	—	—	(9,197)	(9,197)
Total increase (decrease) for the three months ended March 31, 2026	1,537,105	1	22,723	(4,468)	18,256
Balance, March 31, 2026	29,313,127	$29	$433,470	$(3,914)	$429,585
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,729	$11,147
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	—	(58)
Net change in unrealized (gain) loss on investments	4,369	(2,499)
Purchases of investments	(72,626)	(189,022)
Net accretion of discount on investments	(1,162)	(614)
Proceeds from sales and repayments of investments	36,572	80,555
Amortization of deferred financing costs	591	369
Changes in operating assets and liabilities:
Interest receivable	(1,767)	(964)
Due from affiliate	—	71
Other assets	63	(336)
Deferred revenue payable	—	(1,181)
Accounts payable and accrued expenses	465	292
Management fee payable	41	103
Incentive fee payable	87	(64)
Interest and financing payable	(3,838)	(1,745)
Income tax payable	—	629
Due to affiliate	14	232
Net cash provided by (used in) operating activities	(32,462)	(103,085)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	21,338	1,721
Distributions paid	(7,863)	(5,161)
Proceeds from secured borrowings	100,000	113,750
Repayments of secured borrowings	(87,000)	(72,500)
Proceeds from SBA-guaranteed debentures	—	9,995
Deferred financing costs paid	(2)	(604)
Net cash provided by (used in) financing activities	26,473	47,201

Net increase (decrease) in cash and cash equivalents	(5,989)	(55,884)
Cash and cash equivalents at beginning of period	199,187	202,452
Cash and cash equivalents at end of period	$193,198	$146,568

Supplemental information (1):
Cash paid for interest	$6,927	$7,369
Shares issued from dividend reinvestment plan	$1,376	$2,692
(1) Deferred financing costs paid of $604 for the three months ended March 31, 2025, previously presented as supplemental information, has been removed to conform to the current period presentation.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
March 31, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	7.40%	11.10%	10/1/2024	10/1/2029	$8,200	$8,166	$8,077	1.9%
C Speed LLC	(6)(7)(28)	First lien senior secured loan	S+	7.40%	11.10%	10/1/2024	10/1/2029	15,071	14,966	14,844	3.5%
									23,132	22,921	5.4%
Commercial Services & Supplies
Ironhorse Purchaser, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.25%	8.95%	12/21/2023	9/30/2027	9,773	9,690	9,773	2.3%
Rotolo Consultants, Inc.	(6)(7)(23)(29)	First lien senior secured loan	S+	5.50%	9.20%	1/31/2025	1/31/2031	5,233	5,217	5,233	1.2%
Rotolo Consultants, Inc.	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	5.50%	9.20%	1/31/2025	1/31/2031	1,399	1,352	1,399	0.3%
Rotolo Consultants, Inc.	(6)(7)(23)(28)	First lien senior secured loan	S+	5.50%	9.20%	1/31/2025	1/31/2031	20,029	20,012	20,029	4.7%
TEC Services LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	5.50%	—%	1/9/2025	12/31/2029	—	—	—	—%
TEC Services LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.50%	—%	1/9/2025	12/31/2029	—	—	—	—%
TEC Services LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.50%	9.30%	1/9/2025	12/31/2029	9,875	9,875	9,875	2.3%
Zero Waste Recycling LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	6.45%	10.39%	6/29/2022	5/15/2026	4,915	5,077	4,915	1.1%
Zero Waste Recycling LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.45%	10.38%	6/29/2022	5/15/2026	12,560	12,560	12,560	2.9%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/12/2027	1,921	1,921	1,921	0.4%
ZWR Holdings, Inc.		Warrants				8/16/2021	2/16/2027	24,953	—	—	—%
									65,704	65,705	15.2%
Construction & Engineering
Ickler Electric Corporation	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.50%	10.20%	4/17/2025	4/17/2030	38,211	37,911	38,211	8.9%
Ickler Electric Corporation	(12)(23)	Subordinated debt		14.00%	14.00%	4/17/2025	10/17/2030	1,572	1,557	1,572	0.4%
Ickler Electric Corporation	(12)	Warrants				4/17/2025	4/17/2030	37,608	—	—	—%
Synergi, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.45%	11.41%	12/19/2022	12/17/2027	15,319	15,267	15,089	3.5%
Synergi, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	7.45%	11.15%	12/19/2022	12/17/2027	225	212	222	0.1%
Trilon Group, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	4.50%	8.16%	3/24/2023	5/25/2029	196	190	196	—%
									55,137	55,290	12.9%
Diversified Consumer Services
Med Learning Group, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.75%	9.45%	3/26/2024	12/30/2027	15,373	15,294	15,373	3.6%
Med Learning Group, LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	5.75%	9.45%	3/26/2024	12/30/2027	4,245	4,234	4,245	1.0%
									19,528	19,618	4.6%
Diversified Financial Services
Core Capital Partners II-S LP	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	7.50%	11.20%	10/11/2024	10/11/2027	5,246	5,185	5,246	1.2%
Core Capital Partners II-S LP	(6)(7)(23)(28)	First lien senior secured loan	S+	7.50%	11.20%	10/11/2024	10/11/2027	28,000	27,850	28,000	6.5%
									33,035	33,246	7.7%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Diversified Telecommunication Services
Johnsoncomm LLC	(6)(7)(15)(23)(28)	First lien senior secured loan	S+	9.00%	12.70%	1/31/2025	1/31/2030	15,971	15,852	15,832	3.7%
									15,852	15,832	3.7%
Electrical Equipment
Electro Technical Industries, LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.50%	—%	3/31/2025	3/31/2030	—	(13)	—	—%
Electro Technical Industries, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.50%	9.16%	3/31/2025	3/31/2030	12,458	12,380	12,458	2.9%
									12,367	12,458	2.9%
Food & Staples Retailing
Genuine Food Lab LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	8.25%	—%	6/06/2025	6/06/2030	—	(21)	—	—%
Genuine Food Lab LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	8.25%	11.95%	6/06/2025	6/06/2030	10,000	9,915	9,825	2.3%
									9,894	9,825	2.3%
Food Products
Capital City LLC	(6)(7)(15)(29)	First lien senior secured loan	S+	8.00%	11.70%	9/20/2024	9/20/2029	640	623	635	0.1%
Capital City LLC	(6)(7)(15)(28)	First lien senior secured loan	S+	8.00%	11.70%	9/20/2024	9/20/2029	494	490	490	0.1%
OWP International LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	5.75%	9.45%	11/20/2025	11/20/2030	240	231	238	0.1%
OWP International LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.75%	9.45%	11/20/2025	11/20/2030	1,000	973	990	0.2%
OWP International LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.45%	11/20/2025	11/20/2030	14,963	14,828	14,814	3.4%
									17,145	17,167	3.9%
Health Care Distributors
Prime IV Hydration & Wellness Inc.	(6)(7)(8)(15)(29)	First lien senior secured loan	S+	6.50%	—%	11/25/2025	11/25/2030	—	(37)	—	—%
Prime IV Hydration & Wellness Inc.	(6)(7)(15)(28)	First lien senior secured loan	S+	6.50%	10.20%	11/25/2025	11/25/2030	7,980	7,830	7,822	1.8%
									7,793	7,822	1.8%
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	6.50%	10.20%	11/10/2023	11/10/2028	9,839	9,822	9,691	2.3%
MSPB MSO, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	6.50%	10.20%	11/10/2023	11/10/2028	5,086	5,042	5,009	1.2%
MSPB MSO, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.50%	10.20%	11/10/2023	11/10/2028	8,370	8,319	8,245	1.9%
									23,183	22,945	5.4%
Health Care Providers & Services
Ally Medical Holdings, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	7.00%	—%	1/15/2026	1/15/2030	—	(47)	—	—%
Ally Medical Holdings, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.00%	10.70%	1/15/2026	1/15/2030	14,750	14,613	14,613	3.4%
Salt Dental Collective LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.75%	10.52%	3/20/2023	2/15/2028	17,542	17,440	17,542	4.1%
SMG Operating Company, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	5.00%	—%	12/5/2025	12/5/2030	—	(5)	—	—%
SMG Operating Company, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.00%	8.67%	12/5/2025	12/5/2030	8,500	8,442	8,442	2.0%
Straine Dental Management, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	7.24%	11.00%	11/25/2025	11/25/2030	123	115	123	—%
Straine Dental Management, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.42%	11.19%	11/25/2025	11/25/2030	11,759	11,709	11,759	2.7%
									52,267	52,479	12.2%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	7.00%	10.96%	1/25/2023	6/30/2026	884	883	884	0.2%
Dance Nation Holdings LLC	(6)(7)(28)	First lien senior secured loan	S+	6.95%	10.91%	8/24/2023	8/24/2028	30,438	30,297	29,752	6.9%
Dance Nation Holdings LLC	(6)(7)(8)(30)	First lien senior secured loan	S+	6.95%	—%	8/24/2023	8/24/2028	—	(16)	—	—%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Dance Nation Topco LLC		Preferred Equity				8/24/2023		1,652,200	1,652	1,421	0.3%
LC Hospitality, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.45%	9.15%	7/25/2024	7/25/2031	10,602	10,536	10,430	2.4%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)(23)(29)	First lien senior secured loan	S+	5.00%	—%	2/28/2025	2/28/2030	—	(12)	—	—%
Liberty Lenwich Holdings LLC	(6)(7)(15)(23)(28)	First lien senior secured loan	S+	5.00%	8.70%	2/28/2025	2/28/2030	14,405	14,319	14,405	3.4%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)(23)(30)	First lien senior secured loan	S+	5.00%	—%	2/28/2025	2/28/2030	—	(24)	—	—%
									57,635	56,892	13.2%
Independent Power & Renewable
National Carbon Technologies – California, LLC		First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	14,000	13,999	14,000	3.3%
truCurrent LLC	(6)(7)(8)(29)	First lien senior secured loan	S+	7.20%	10.90%	2/12/2024	2/12/2029	22,000	21,938	22,000	5.1%
truCurrent LLC	(6)(7)(28)	First lien senior secured loan	S+	7.20%	10.90%	2/12/2024	2/12/2029	12,500	12,425	12,500	2.9%
									48,362	48,500	11.3%
Insurance
Arrowhead Capital Group LLC	(23)	Preferred equity			10.00%	2/28/2025		15,000,000	15,000	15,000	3.5%
									15,000	15,000	3.5%
IT Services
DRS Imaging Services LLC	(6)(7)(12)(29)	First lien senior secured loan	S+	6.25%	9.95%	3/28/2025	3/28/2030	4,241	4,216	4,203	1.0%
DRS Imaging Services LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	6.25%	—%	3/28/2025	3/28/2030	—	(56)	—	—%
DRS Imaging Services LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	6.25%	9.95%	3/28/2025	3/28/2030	4,602	4,534	4,561	1.1%
Xpect Solutions, LLC	(6)(7)(8)(12)(23)(29)	First lien senior secured loan	S+	5.90%	9.60%	10/7/2024	10/7/2029	7,406	7,377	7,277	1.7%
Xpect Solutions, LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	5.90%	—%	10/7/2024	10/7/2029	—	(14)	—	—%
Xpect Solutions, LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	5.90%	9.60%	10/7/2024	10/7/2029	22,163	22,002	21,775	5.1%
									38,059	37,816	8.9%
Media
Direct Digital Holdings, LLC	(6)(7)(29)	First lien senior secured loan	S+	10.00%	13.98%	6/29/2022	12/3/2026	646	646	646	0.2%
Direct Digital Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.98%	6/29/2022	12/3/2026	9,643	6,750	9,643	2.2%
Direct Digital Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.98%	6/29/2022	12/3/2026	510	510	510	0.1%
Direct Digital Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.98%	9/8/2025	9/30/2026	3,989	3,989	3,989	0.9%
Direct Digital Holdings, LLC		Preferred Equity			10.00%	8/8/2025		18,513,285	18,513	16,408	3.8%
Direct Digital Holdings, LLC	(2)	Preferred Equity			10.00%	10/14/2025		10,475,769	7,152	9,285	2.2%
									37,560	40,481	9.4%
Professional Services
Akoma Capital Advisory LLC	(6)(7)(15)(28)	First lien senior secured loan	S+	7.00%	10.70%	3/31/2026	3/31/2029	600	594	594	0.1%
CentralBDC Enterprises, LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.25%	8.95%	6/25/2024	6/11/2029	3,158	3,148	3,158	0.7%
CentralBDC Enterprises, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.25%	8.95%	6/25/2024	6/11/2029	16,547	16,478	16,547	3.9%
Flatworld Intermediate Corporation	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	5.45%	—%	3/25/2025	3/25/2030	—	(60)	—	—%
Flatworld Intermediate Corporation	(6)(7)(23)(28)	First lien senior secured loan	S+	5.45%	9.15%	3/25/2025	3/25/2030	39,650	39,288	39,650	9.2%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.3%
ZRG Partners LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	6.00%	9.66%	10/21/2024	6/14/2029	5,430	5,409	5,430	1.3%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
ZRG Partners LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	P+	5.00%	11.75%	10/21/2024	6/14/2029	2,105	2,092	2,105	0.5%
ZRG Partners LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.00%	9.69%	10/21/2024	6/14/2029	11,241	11,184	11,241	2.6%
									79,633	80,225	18.6%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)(29)	First lien senior secured loan	S+	8.70%	12.66%	10/6/2023	10/6/2026	2,044	2,044	2,038	0.5%
Standard Real Estate Investments LP	(6)(7)(28)	First lien senior secured loan	S+	8.70%	12.66%	10/6/2023	10/6/2026	3,067	3,060	3,056	0.7%
									5,104	5,094	1.2%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(28)	First lien senior secured loan	S+	6.75%	10.75%	5/31/2024	5/30/2029	44,302	43,790	36,770	8.6%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(29)	First lien senior secured loan	S+	6.75%	10.75%	7/3/2025	5/30/2029	1,077	1,033	894	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(28)	First lien senior secured loan	S+	6.75%	10.75%	7/3/2025	5/30/2029	2,187	2,103	1,815	0.4%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	10/30/2025	5/30/2029	1,611	1,543	1,337	0.3%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	11/14/2025	5/30/2029	1,072	1,026	889	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	11/26/2025	5/30/2029	802	768	666	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	12/10/2025	5/30/2029	534	511	443	0.1%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	12/19/2025	5/30/2029	1,066	1,020	885	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	12/23/2025	5/30/2029	1,172	1,121	973	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	1/8/2026	5/30/2029	1,329	1,270	1,103	0.3%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	2/6/2026	5/30/2029	882	842	732	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	3/5/2026	5/30/2029	703	670	583	0.1%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	3/24/2026	5/30/2029	788	751	654	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants				5/31/2024	5/30/2029	166,108	—	—	—%
									56,448	47,744	11.2%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)(29)	First lien senior secured loan	S+	6.95%	10.91%	12/21/2023	6/21/2028	24,325	24,179	24,325	5.7%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.95%	10.91%	12/21/2023	6/21/2028	15,658	15,371	15,658	3.6%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Soapy Joe's Midco OC Holdings LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	5.85%	—%	4/22/2025	4/22/2030	—	—	—	—%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.85%	9.52%	4/22/2025	4/22/2030	15,266	15,204	15,266	3.6%
									54,754	55,249	12.9%
Transportation Infrastructure
Tyler Distribution Centers LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	5.03%	—%	3/12/2025	3/12/2030	—	(48)	—	—%
Tyler Distribution Centers LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	5.03%	8.73%	3/12/2025	3/12/2030	32,000	31,734	31,993	7.4%
									31,686	31,993	7.4%
Water Utilities
Puris LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.42%	2/20/2025	6/28/2029	590	590	590	0.1%
Puris LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.45%	6/28/2024	6/28/2029	2,799	2,784	2,799	0.7%
									3,374	3,389	0.8%
Total non-controlled/non-affiliated investments									762,652	757,691	176.4%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
IVM GK9 Holdings LLC		Equity				10/7/2022		14,969	4,881	5,000	1.2%
									4,881	5,000	1.2%
Diversified Consumer Services
3360 Frankford LLC	(17)	Equity				9/23/2024		2,458,671	2,459	2,459	0.6%
									2,459	2,459	0.6%
Food Products
Patti's Good Life LLC	(31)	Equity				3/12/2026		15	69	70	—%
Patti's Good Life LLC	(31)	Preferred Equity			12.00%	3/12/2026		70	3,396	3,430	0.8%
									3,465	3,500	0.8%
Hotels, Restaurants & Leisure
Liberty Top Holdings, LLC	(15)(18)	Equity				2/28/2025		3,000,000	3,000	3,000	0.7%
									3,000	3,000	0.7%
Professional Services
Sparrow Rock, Inc.	(15)(25)	Preferred Equity				11/12/2025		2,614,379	2,000	2,000	0.5%
									2,000	2,000	0.5%
Real Estate Management & Development
NW1LS CO-INVEST LP	(8)	Equity				4/10/2025		10,000,000	10,293	9,707	2.3%
									10,293	9,707	2.3%
Total non-controlled/affiliated investments									26,098	25,666	6.1%
Controlled/affiliated investments (10)
Diversified Financial Services
Lafayette Square SBLC, LLC	(26)	Equity				12/30/2025		100	7,981	7,945	1.8%
									7,981	7,945	1.8%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Diversified Real Estate Activities
Lafayette Square Mortgage Solutions, LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	6.50%	—%	11/6/2025	11/6/2030	—	—	—	—%
Lafayette Square Mortgage Solutions, LLC	(8)(24)	Equity				11/6/2025		100	1,150	1,150	0.3%
LSA Affordable Housing LP	(8)(27)	Equity				10/20/2025		100	4,043	3,986	1.0%
									5,193	5,136	1.3%
Insurance
GELDO Inc.	(15)(19)	Preferred Equity				6/17/2025		3,857,032	$3,000	$3,000	0.7%
									3,000	3,000	0.7%
IT Services
Lafayette Square Technologies, LLC	(20)	Equity				8/4/2025		100	4,500	4,500	1.0%
									4,500	4,500	1.0%
Professional Services
Studio Lafayette, LLC	(21)(33)	Equity				8/4/2025		100	1,500	1,500	0.3%
Worker Solutions LLC	(8)(16)	Equity				12/30/2024		100	1,850	1,850	0.4%
									3,350	3,350	0.7%
Real Estate Management & Development
Neighborhood Grocery Catalyst Fund LLC	(8)(14)	Equity				12/20/2024		100	7,783	7,672	1.8%
Truly Redlands LLC	(22)	Equity				9/30/2025		4,500	4,500	4,500	1.0%
SHaD Momentum LLC	(32)	Equity				3/30/2026		26,000	2,600	2,600	0.6%
									14,883	14,772	3.4%
Total controlled/affiliated investments									38,907	38,703	8.9%

Total Portfolio Investments									$827,657	$822,060	191.4%

Cash and cash equivalents
Cash and Cash Equivalents	(9)(23)	Money market fund						193,198	193,198	193,198	45.0%
Total cash and cash equivalents									193,198	193,198	45.0%
Total Portfolio Investments, Cash and Cash Equivalents									$1,020,855	$1,015,258	236.4%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2026

(1)
Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement of
Investments."

(2)
Dividends on the Series A Preferred Stock are payable in-kind (PIK). Pursuant to the Ninth Amendment, the issuer has the option to pay up to 50% of dividends in cash; however, no cash payments have been made to date.

(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $429,585 as of March 31, 2026.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 4.00%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the
Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of each investment's most recent reset date prior to March 31, 2026. As of March 31, 2026, the reference rates for our variable rate loans were the 180-day SOFR at 3.70%, 90-day SOFR at 3.68%, and 30-day
SOFR at 3.66%.

(8)
Position or portion thereof is an unfunded loan or equity commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of March 31, 2026:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2026

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment
First Lien Debt
Ally Medical Holdings, LLC	0.50%	Delayed Draw Term Loan	1/15/2028	10,000
C Speed LLC	0.50%	Revolver	10/1/2029	800
Core Capital Partners II-S LP	—%	Revolver	10/11/2027	6,754
Dance Nation Holdings LLC	0.50%	Revolver	8/24/2028	4,131
DRS Imaging Services LLC	0.50%	Revolver	3/28/2030	4,000
Electro Technical Industries, LLC	0.50%	Revolver	3/31/2030	2,222
Flatworld Intermediate Corporation	0.50%	Revolver	3/25/2030	7,500
Genuine Food Lab LLC	0.75%	Delayed Draw Term Loan	6/6/2028	5,000
Lafayette Square Mortgage Solutions, LLC	—%	Delayed Draw Term Loan	11/6/2030	10,000
Liberty Lenwich Holdings LLC	0.50%	Revolver	2/28/2030	3,000
Liberty Lenwich Holdings LLC	0.50%	Delayed Draw Term Loan	2/28/2027	3,000
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	3,390
OWP International LLC	0.50%	Delayed Draw Term Loan	11/20/2027	1,759
OWP International LLC	0.50%	Revolver	11/20/2030	2,000
Prime IV Hydration & Wellness Inc.	0.50%	Delayed Draw Term Loan	11/25/2026	4,000
Rotolo Consultants, Inc.	0.50%	Revolver	1/31/2031	18,601
SMG Operating Company, LLC	1.00%	Delayed Draw Term Loan	12/5/2027	1,500
Soapy Joe's Midco OC Holdings LLC	0.45%	Delayed Draw Term Loan	10/22/2026	5,000
Straine Dental Management, LLC	0.25%	Delayed Draw Term Loan	5/25/2027	3,618
Synergi, LLC	0.50%	Revolver	12/19/2027	3,525
TEC Services LLC	1.00%	Delayed Draw Term Loan	7/1/2026	3,000
TEC Services LLC	0.50%	Revolver	12/31/2029	2,000
Trilon Group, LLC	0.50%	Revolver	5/27/2029	719
truCurrent LLC	0.50%	Delayed Draw Term Loan	12/12/2026	3,000
Tyler Distribution Centers LLC	0.50%	Revolver	3/12/2030	6,000
Xpect Solutions, LLC	0.50%	Delayed Draw Term Loan	10/7/2026	2,500
Xpect Solutions, LLC	0.50%	Revolver	10/7/2029	2,000
ZRG Partners LLC	1.50%	Delayed Draw Term Loan	6/14/2026	556
ZRG Partners LLC	0.50%	Revolver	6/14/2029	421
Equity
Lafayette Square Mortgage Solutions, LLC	—%	Equity	—	18,850
LSA Affordable Housing LP	—%	Equity	—	1,014
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	4,828
NW1LS CO-INVEST LP	—%	Equity	—	293
Worker Solutions, LLC	—%	Equity	—	1,650
				$146,631

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2026

(9)
Cash and cash equivalents balance represents amounts held in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of March 31, 2026, $193,198 was held in FGTXX and had an average one-year yield of 4.03%.

(10)
Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company’s non-controlled/affiliated investments and controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2026	Investment Income
3360 Frankford LLC	$2,459	$—	$—	$—	$2,459	$—
IVM GK9 Holdings LLC	5,000	—	—	—	5,000	—
Liberty Top Holdings, LLC	3,000	—	—	—	3,000	70
NW1LS CO-INVEST LP	9,668	190	—	(151)	9,707	—
Patti's Good Life LLC	—	69	—	1	70	—
Patti's Good Life LLC	—	3,396	—	34	3,430	22
Sparrow Rock, Inc.	2,000	—	—	—	2,000	—
Non-controlled/affiliated investments	$22,127	$3,655	$—	$(116)	$25,666	$92

Controlled/affiliated investments	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of March 31, 2026	Investment Income
GELDO Inc.	$3,000	$—	$—	$—	$3,000	$—
Lafayette Square Mortgage Solutions, LLC	300	850	—	—	1,150	—
Lafayette Square SBLC, LLC	5,445	2,536	—	(36)	7,945	—
Lafayette Square Technologies, LLC	3,000	1,500	—	—	4,500	—
LSA Affordable Housing LP	3,986	—	—	—	3,986	—
Neighborhood Grocery Catalyst Fund LLC	7,672	—	—	—	7,672	31
SHaD Momentum LLC	—	2,600	—	—	2,600	—
Studio Lafayette, LLC	1,000	500	—	—	1,500	—
Truly Redlands LLC	4,500	—	—	—	4,500	—
Worker Solutions LLC	1,850	—	—	—	1,850	—
Controlled/affiliated investments	$30,753	$7,986	$—	$(36)	$38,703	$31

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
March 31, 2026

(11)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.

(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns 31.25% of the equity interests in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
(16)	The Company owns 100.00% of the equity interests in Worker Solutions, LLC.
(17)	The Company owns a 66.25% of the equity interests in 3360 Frankford LLC.
(18)	The Company owns a 7.02% share in Liberty Top Holdings, LLC.
(19)	The Company owns a 27.00% share in GELDO Inc.
(20)	The Company owns a 100.00% share in Lafayette Square Technologies, LLC.
(21)	The Company owns a 100.00% share in Studio Lafayette, LLC.
(22)	The Company owns a 47.37% share in Truly Redlands LLC.
(23)	Assets are pledged as collateral for the ING Credit Facility. See Note 5 “Debt”.
(24)	The Company owns a 100.00% share in Lafayette Square Mortgage Solutions, LLC.
(25)	The Company owns a 20.00% share in Sparrow Rock, Inc.
(26)	The Company owns a 100.00% share in Lafayette Square SBLC, LLC.
(27)	The Company owns a 90.89% share in LSA Affordable Housing LP.
(28)	Represents investment in a Term Loan.
(29)	Represents investment in a Delayed Draw Term Loan.
(30)	Represents investment in a Revolving Facility.
(31)	The Company owns a 20.00% share in Patti's Good Life LLC.
(32)	The Company owns a 60.20% share in SHaD Momentum LLC.
(33)
Studio Lafayette, LLC has been reclassified from Human Resource & Employment Services to Professional Services in the current-year Consolidated Schedule of Investments. The industry classification presented in the comparative Schedule of Investments reflects the classification in effect at the time of original reporting and has not been restated to reflect this reclassification.

The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2025

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	6.00%	9.67%	10/1/2024	10/1/2029	$4,700	$4,662	$4,630	1.1%
C Speed LLC	(6)(7)(28)	First lien senior secured loan	S+	6.00%	9.67%	10/1/2024	10/1/2029	15,109	14,995	14,882	3.6%
									19,657	19,512	4.7%
Commercial Services & Supplies
Ironhorse Purchaser, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.25%	8.97%	12/21/2023	9/30/2027	9,773	9,675	9,773	2.4%
Rotolo Consultants, Inc.	(6)(7)(23)(29)	First lien senior secured loan	S+	5.50%	9.18%	1/31/2025	1/31/2031	5,246	5,230	5,246	1.3%
Rotolo Consultants, Inc.	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	5.50%	9.18%	1/31/2025	1/31/2031	3,528	3,478	3,528	0.9%
Rotolo Consultants, Inc.	(6)(7)(23)(28)	First lien senior secured loan	S+	5.50%	9.18%	1/31/2025	1/31/2031	20,080	20,062	20,080	4.9%
TEC Services LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	5.50%	—%	1/09/2025	12/31/2029	—	—	—	—%
TEC Services LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.50%	—%	1/09/2025	12/31/2029	—	—	—	—%
TEC Services LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.50%	9.27%	1/09/2025	12/31/2029	9,900	9,900	9,900	2.4%
Zero Waste Recycling LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	6.45%	10.52%	6/29/2022	5/15/2026	4,927	5,068	4,927	1.2%
Zero Waste Recycling LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.45%	10.53%	6/29/2022	5/15/2026	12,590	12,590	12,590	3.1%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/12/2027	1,883	1,883	1,883	0.5%
ZWR Holdings, Inc.		Warrants				8/16/2021	2/16/2027	24,953	—	—	—%
									67,886	67,927	16.7%
Construction & Engineering
Ickler Electric Corporation	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.50%	10.17%	4/17/2025	4/17/2030	38,308	37,982	38,273	9.3%
Ickler Electric Corporation	(12)(23)	Subordinated debt		14.00%	14.00%	4/17/2025	10/17/2030	1,557	1,542	1,554	0.4%
Ickler Electric Corporation	(12)	Warrants				4/17/2025	4/17/2030	37,608	—	—	—%
Synergi, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.45%	11.39%	12/19/2022	12/17/2027	15,649	15,582	15,414	3.7%
Synergi, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	7.45%	—%	12/19/2022	12/17/2027	—	(15)	—	—%
Trilon Group, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	4.75%	—%	3/24/2023	5/25/2029	—	(6)	—	—%
									55,085	55,241	13.4%
Diversified Consumer Services
Med Learning Group, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.75%	9.42%	3/26/2024	12/30/2027	15,412	15,325	15,412	3.7%
Med Learning Group, LLC	(6)(7)(28)	First lien senior secured loan	S+	5.75%	—%	3/26/2024	12/30/2027	—	—	—	—%
Med Learning Group, LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	5.75%	9.42%	3/26/2024	12/30/2027	4,256	4,244	4,256	1.0%
Med Learning Group, LLC	(6)(7)(28)	First lien senior secured loan	S+	5.75%	—%	3/26/2024	12/30/2027	—	—	—	—%
									19,569	19,668	4.9%
Diversified Financial Services
Core Capital Partners II-S LP	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	7.50%	11.17%	10/11/2024	10/11/2027	4,343	4,270	4,343	1.1%
Core Capital Partners II-S LP	(6)(7)(23)(28)	First lien senior secured loan	S+	7.50%	11.17%	10/11/2024	10/11/2027	28,000	27,817	28,000	6.8%
									32,087	32,343	7.9%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Diversified Telecommunication Services
Johnsoncomm LLC	(6)(7)(15)(23)(28)	First lien senior secured loan	S+	6.90%	10.58%	1/31/2025	1/31/2030	16,000	15,872	15,870	3.9%
									15,872	15,870	3.9%
Electrical Equipment
Electro Technical Industries, LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.50%	—%	3/31/2025	3/31/2030	—	(14)	—	—%
Electro Technical Industries, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.50%	9.22%	3/31/2025	3/31/2030	12,538	12,455	12,538	3.0%
									12,441	12,538	3.0%
Food & Staples Retailing
Genuine Food Lab LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	8.25%	—%	6/06/2025	6/06/2030	—	(20)	—	—%
Genuine Food Lab LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	8.25%	11.93%	6/06/2025	6/06/2030	10,000	9,908	9,986	2.4%
									9,888	9,986	2.4%
Food Products
Capital City LLC	(6)(7)(8)(15)(29)	First lien senior secured loan	S+	8.00%	11.67%	9/20/2024	9/20/2029	640	622	634	0.2%
Capital City LLC	(6)(7)(15)(28)	First lien senior secured loan	S+	8.00%	11.67%	9/20/2024	9/20/2029	494	490	490	0.1%
OWP International LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	5.75%	—%	11/20/2025	11/20/2030	—	(10)	—	—%
OWP International LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.75%	9.43%	11/20/2025	11/20/2030	1,000	971	990	0.2%
OWP International LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.43%	11/20/2025	11/20/2030	15,000	14,851	14,852	3.6%
									16,924	16,966	4.1%
Gas Utilities
TCFIII Owl Buyer LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.50%	9.34%	1/31/2023	4/17/2026	10,675	10,661	10,675	2.6%
									10,661	10,675	2.6%
Health Care Distributors
Prime IV Hydration & Wellness Inc.	(6)(7)(8)(15)(29)	First lien senior secured loan	S+	6.50%	—%	11/25/2025	11/25/2030	—	(39)	—	—%
Prime IV Hydration & Wellness Inc.	(6)(7)(15)(28)	First lien senior secured loan	S+	6.50%	10.17%	11/25/2025	11/25/2030	8,000	7,841	7,842	1.9%
									7,802	7,842	1.9%
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	6.50%	10.17%	11/10/2023	11/10/2028	9,863	9,841	9,715	2.4%
MSPB MSO, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	6.50%	10.17%	11/10/2023	11/10/2028	5,086	5,036	5,009	1.2%
MSPB MSO, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.50%	10.17%	11/10/2023	11/10/2028	8,391	8,333	8,266	2.0%
									23,210	22,990	5.6%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.75%	10.57%	3/20/2023	2/15/2028	17,587	17,467	17,587	4.4%
SMG Operating Company, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	5.00%	—%	12/5/2025	12/5/2027	—	(5)	—	—%
SMG Operating Company, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.00%	8.87%	12/5/2025	12/5/2030	8,500	8,436	8,436	2.1%
Straine Dental Management, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	7.42%	—%	11/25/2025	11/25/2030	—	(9)	—	—%
Straine Dental Management, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.42%	11.24%	11/25/2025	11/25/2030	11,759	11,700	11,700	2.8%
									37,589	37,723	9.3%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	7.00%	10.93%	1/25/2023	3/31/2026	909	907	907	0.2%
Dance Nation Holdings LLC	(6)(7)(28)	First lien senior secured loan	S+	6.95%	10.89%	8/24/2023	8/24/2028	31,625	31,443	31,625	7.8%
Dance Nation Holdings LLC	(6)(7)(30)	First lien senior secured loan	S+	6.95%	10.89%	8/24/2023	8/24/2028	4,131	4,112	4,131	1.0%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		1,652,200	1,652	1,652	0.4%
LC Hospitality, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.45%	9.12%	7/25/2024	7/25/2031	10,387	10,316	10,218	2.5%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)(23)(29)	First lien senior secured loan	S+	5.00%	—%	2/28/2025	2/28/2030	—	(13)	—	—%
Liberty Lenwich Holdings LLC	(6)(7)(15)(23)(28)	First lien senior secured loan	S+	5.00%	8.85%	2/28/2025	2/28/2030	14,441	14,348	14,441	3.5%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)(23)(30)	First lien senior secured loan	S+	5.00%	—%	2/28/2025	2/28/2030	—	(25)	—	—%
									62,740	62,974	15.4%
Independent Power & Renewable
National Carbon Technologies – California, LLC		First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	14,000	13,999	13,999	3.4%
truCurrent LLC	(6)(7)(8)(29)	First lien senior secured loan	S+	7.20%	10.88%	2/12/2024	2/12/2029	10,000	9,923	10,000	2.4%
truCurrent LLC	(6)(7)(28)	First lien senior secured loan	S+	7.20%	10.88%	2/12/2024	2/12/2029	12,500	12,416	12,500	3.0%
									36,338	36,499	8.8%
Insurance
Arrowhead Capital Group LLC	(23)	Preferred equity				2/28/2025		15,000,000	15,000	15,000	3.6%
									15,000	15,000	3.6%
IT Services
DRS Imaging Services LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	6.25%	—%	3/28/2025	3/28/2030	—	(27)	—	—%
DRS Imaging Services LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	6.25%	—%	3/28/2025	3/28/2030	—	(59)	—	—%
DRS Imaging Services LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	6.25%	9.92%	3/28/2025	3/28/2030	4,614	4,541	4,578	1.1%
Xpect Solutions, LLC	(6)(7)(8)(12)(23)(29)	First lien senior secured loan	S+	5.75%	9.42%	10/7/2024	10/7/2029	7,425	7,391	7,425	1.8%
Xpect Solutions, LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	5.75%	—%	10/7/2024	10/7/2029	—	(15)	—	—%
Xpect Solutions, LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	5.75%	9.42%	10/7/2024	10/7/2029	22,219	22,044	22,219	5.4%
									33,875	34,222	8.3%
Media
Direct Digital Holdings, LLC	(6)(7)(29)	First lien senior secured loan	S+	10.00%	13.98%	6/29/2022	12/3/2026	624	624	624	0.2%
Direct Digital Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.98%	6/29/2022	12/3/2026	9,315	5,839	9,315	2.3%
Direct Digital Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.98%	6/29/2022	12/3/2026	493	493	493	0.1%
Direct Digital Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.98%	9/8/2025	9/30/2026	3,853	3,849	3,853	0.9%
Direct Digital Holdings, LLC		Preferred Equity				8/8/2025		18,058,066	18,058	16,005	3.9%
Direct Digital Holdings, LLC		Preferred Equity				10/14/2025		10,218,183	6,894	9,056	2.2%
									35,757	39,346	9.6%
Professional Services
CentralBDC Enterprises, LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.25%	8.93%	6/25/2024	6/11/2029	2,863	2,853	2,863	0.7%
CentralBDC Enterprises, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.25%	8.92%	6/25/2024	6/11/2029	16,589	16,516	16,589	4.0%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Flatworld Intermediate Corporation	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	5.50%	9.18%	3/25/2025	3/25/2030	300	236	300	0.1%
Flatworld Intermediate Corporation	(6)(7)(23)(28)	First lien senior secured loan	S+	5.50%	9.18%	3/25/2025	3/25/2030	39,750	39,386	39,750	9.7%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.4%
ZRG Partners LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	6.00%	9.67%	10/21/2024	6/14/2029	4,431	4,409	4,431	1.1%
ZRG Partners LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	P+	5.00%	11.75%	10/21/2024	6/14/2029	1,600	1,585	1,600	0.4%
ZRG Partners LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.00%	9.73%	10/21/2024	6/14/2029	11,273	11,208	11,273	2.7%
									77,693	78,306	19.1%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)(29)	First lien senior secured loan	S+	8.70%	12.64%	10/6/2023	10/6/2026	2,044	2,044	2,038	0.5%
Standard Real Estate Investments LP	(6)(7)(28)	First lien senior secured loan	S+	8.70%	12.64%	10/6/2023	10/6/2026	3,067	3,056	3,056	0.7%
									5,100	5,094	1.2%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(28)	First lien senior secured loan	S+	6.75%	10.75%	5/31/2024	5/30/2029	43,712	43,155	37,155	9.0%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(29)	First lien senior secured loan	S+	6.75%	10.75%	7/3/2025	5/30/2029	1,063	1,015	903	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(28)	First lien senior secured loan	S+	6.75%	10.75%	7/3/2025	5/30/2029	2,158	2,068	1,834	0.4%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants				5/31/2024	5/30/2029	166,108	—	—	0.3%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	10/30/2025	5/30/2029	1,590	1,517	1,351	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	11/14/2025	5/30/2029	1,057	1,009	899	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	11/26/2025	5/30/2029	792	755	673	0.1%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	12/10/2025	5/30/2029	527	502	448	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	12/19/2025	5/30/2029	1,052	1,002	894	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	12/23/2025	5/30/2029	1,156	1,101	983	—%
									52,124	45,140	10.8%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)(29)	First lien senior secured loan	S+	6.95%	10.88%	12/21/2023	6/21/2028	24,386	24,217	24,386	5.9%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.95%	10.88%	12/21/2023	6/21/2028	15,498	15,384	15,498	3.8%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	5.85%	—%	4/22/2025	4/22/2030	—	—	—	—%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.85%	9.57%	4/22/2025	4/22/2030	15,196	15,126	15,196	3.7%
									54,727	55,080	13.4%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Transportation Infrastructure
Tyler Distribution Centers LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	5.03%	—%	3/12/2025	3/12/2030	—	(51)	—	—%
Tyler Distribution Centers LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	5.03%	8.71%	3/12/2025	3/12/2030	32,000	31,722	31,994	7.8%
									31,671	31,994	7.8%
Water Utilities
Puris LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.62%	2/20/2025	6/28/2029	591	591	591	0.1%
Puris LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.44%	6/28/2024	6/28/2029	2,806	2,790	2,806	0.7%
									3,381	3,397	0.8%
Total non-controlled/non-affiliated investments									737,077	736,333	179.0%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
IVM GK9 Holdings LLC		Equity				10/07/2022		14,969	4,881	5,000	1.2%
									4,881	5,000	1.2%
Diversified Consumer Services
3360 Frankford LLC	(17)	Equity				9/23/2024		2,458,671	2,459	2,459	0.6%
									2,459	2,459	0.6%
Hotels, Restaurants & Leisure
Liberty Top Holdings, LLC	(15)(18)	Equity				2/28/2025		3,000,000	3,000	3,000	0.7%
									3,000	3,000	0.7%
Professional Services
Sparrow Rock, Inc.	(15)(25)	Preferred Equity				11/12/2025		2,614,379	2,000	2,000	0.5%
									2,000	2,000	0.5%
Real Estate Management & Development
NW1LS CO-INVEST LP	(8)	Equity				4/10/2025		10,000,000	10,103	9,668	2.5%
									10,103	9,668	2.5%
Total non-controlled/affiliated investments									22,443	22,127	5.5%
Controlled/affiliated investments (10)
Diversified Financial Services
Lafayette Square SBLC, LLC	(26)	Equity				12/30/2025		100	5,445	5,445	1.3%
									5,445	5,445	1.3%
Diversified Real Estate Activities
Lafayette Square Mortgage Solutions, LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	6.50%	—%	11/06/2025	11/06/2030	—	—	—	—%
Lafayette Square Mortgage Solutions, LLC	(24)	Equity				11/6/2025		100	300	300	0.1%
LSA Affordable Housing LP	(8)(27)	Equity				10/20/2025		3,985,639	4,043	3,986	1.0%
									4,343	4,286	1.1%
Human Resource & Employment Services
Studio Lafayette, LLC	(21)	Equity				8/04/2025		100	1,000	1,000	0.2%
									1,000	1,000	0.2%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(2)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Insurance
GELDO Inc.	(15)(19)	Preferred Equity			6/17/2025		3,857,032	3,000	3,000	0.7%
								3,000	3,000	0.7%
IT Services
Lafayette Square Technologies, LLC	(20)	Equity			8/04/2025		100	3,000	3,000	0.7%
								3,000	3,000	0.7%
Professional Services
Worker Solutions LLC	(8)(16)	Equity			12/30/2024		100	1,850	1,850	0.4%
								1,850	1,850	0.4%
Real Estate Management & Development
Neighborhood Grocery Catalyst Fund LLC	(8)(14)	Equity			12/20/2024		100	7,783	7,672	1.9%
Truly Redlands LLC	(22)	Equity			9/30/2025		4,500	4,500	4,500	1.1%
								12,283	12,172	3.0%
Total controlled/affiliated investments								30,921	30,753	7.4%

Total Portfolio Investments								$790,441	$789,213	191.9%

Cash and cash equivalents
Cash and Cash Equivalents	(9)(23)	Money market fund					199,187	199,187	199,187	48.4%
Total cash and cash equivalents								199,187	199,187	48.4%
Total Portfolio Investments, Cash and Cash Equivalents								$989,628	$988,400	240.3%

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
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the Federal
Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31,
2025. As of December 31, 2025, the reference rates for our variable rate loans were the 180-day SOFR at 3.57%, 90-day  SOFR at 3.65% and 30-day SOFR at 3.69%.

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
See below for more information on the Company’s unfunded commitments as of December 31, 2025:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment
First Lien Debt
Core Capital Partners II-S LP	—%	Revolver	10/11/2027	6,754
SMG Operating Company, LLC	1.00%	Delayed Draw Term Loan	12/05/2030	1,500
Synergi, LLC	0.50%	Revolver	12/17/2027	3,525
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	3,390
truCurrent LLC	0.50%	Delayed Draw Term Loan	2/12/2029	3,000
Trilon Group, LLC	0.50%	Revolver	5/25/2029	719
ZRG Partners LLC	1.50%	Delayed Draw Term Loan	6/14/2029	556
ZRG Partners LLC	0.50%	Revolver	6/14/2029	421
Capital City LLC	—%	Delayed Draw Term Loan	9/20/2029	2,500
C Speed LLC	0.50%	Revolver	10/01/2029	800
Xpect Solutions, LLC	0.50%	Delayed Draw Term Loan	10/07/2029	2,500
Xpect Solutions, LLC	0.50%	Revolver	10/07/2029	2,000
TEC Services LLC	1.00%	Delayed Draw Term Loan	12/31/2029	3,000
TEC Services LLC	0.50%	Revolver	12/31/2029	2,000
Liberty Lenwich Holdings LLC	0.50%	Revolver	2/28/2030	3,000
Liberty Lenwich Holdings LLC	0.50%	Delayed Draw Term Loan	2/28/2030	3,000
Tyler Distribution Centers LLC	0.50%	Revolver	3/12/2030	6,000
Flatworld Intermediate Corporation	0.50%	Revolver	3/25/2030	7,500
DRS Imaging Services LLC	0.50%	Revolver	3/28/2030	4,000
Electro Technical Industries, LLC	0.50%	Revolver	3/31/2030	2,222
Soapy Joe's Midco OC Holdings LLC	0.45%	Delayed Draw Term Loan	4/22/2030	5,000
Genuine Food Lab LLC	0.75%	Delayed Draw Term Loan	6/06/2030	5,000
Lafayette Square Mortgage Solutions, LLC	—%	Delayed Draw Term Loan	11/06/2030	10,000
OWP International LLC	0.50%	Delayed Draw Term Loan	11/20/2030	1,759
OWP International LLC	0.50%	Revolver	11/20/2030	2,000
Prime IV Hydration & Wellness Inc.	0.50%	Delayed Draw Term Loan	11/25/2030	4,000
Straine Dental Management, LLC	0.25%	Delayed Draw Term Loan	11/25/2030	3,618
Rotolo Consultants, Inc.	0.50%	Revolver	1/31/2031	18,601
Equity
Lafayette Square Mortgage Solutions, LLC	—%	Equity	—	19,700
LSA Affordable Housing LP	—%	Equity	—	1,014
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	4,828
NW1LS CO-INVEST LP	—%	Equity	—	332
Worker Solutions, LLC	—%	Equity	—	1,650
				$135,889

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

(9)
Cash and Cash equivalents balance represents amounts held in cash and in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of December 31, 2025, $199,187
was held in FGTXX and had an average one year yield of 4.21%.

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

Non-controlled/affiliated investments	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2025	Investment Income
3360 Frankford LLC	$2,459	$—	$—	$—	$2,459	$—
GK9 Global Companies, LLC	22,124	115	(22,124)	(115)	—	647
IVM GK9 Holdings LLC	5,000	—	—	—	5,000	147
Liberty Top Holdings, LLC	—	3,000	—	—	3,000	159
NW1LS CO-INVEST LP	—	10,103	—	(435)	9,668	—
Sparrow Rock, Inc.	—	2,000	—	—	2,000	—
Non-controlled/affiliated investments	$29,583	$15,218	$(22,124)	$(550)	$22,127	$953

Controlled/affiliated investments	Fair Value as of December 31, 2024	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of December 31, 2025	Investment Income
GELDO Inc.	$—	$3,000	$—	$—	$3,000	$—
Lafayette Square Mortgage Solutions, LLC	—	300	—	—	300	—
Lafayette Square SBLC, LLC	—	5,445	—	—	5,445	—
Lafayette Square Technologies, LLC	—	3,000	—	—	3,000	—
LSA Affordable Housing LP	—	4,043	—	(57)	3,986	6
Neighborhood Grocery Catalyst Fund LLC	4,219	4,111	(547)	(111)	7,672	68
Studio Lafayette, LLC	—	1,000	—	—	1,000	—
Truly Redlands LLC	—	4,500	—	—	4,500	—
Worker Solutions LLC	350	1,500	—	—	1,850	—
Controlled/affiliated investments	$4,569	$26,899	$(547)	$(168)	$30,753	$74

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

(11)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.

(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns a 31.25% share in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
(16)	The Company owns a 100.00% share in Worker Solutions, LLC.
(17)	The Company owns a 66.25% share in 3360 Frankford LLC.
(18)	The Company owns a 7.02% share in Liberty Top Holdings, LLC.
(19)	The Company owns a 27.00% share in GELDO Inc.
(20)	The Company owns a 100.00% share in Lafayette Square Technologies, LLC
(21)	The Company owns a 100.00% share in Studio Lafayette, LLC
(22)	The Company owns a 47.37% share in Truly Redlands LLC
(23)	Assets are pledged as collateral for the ING Credit Facility. See Note 5 “Debt”.
(24)	The Company owns a 100.00% share in Lafayette Square Mortgage Solutions, LLC.
(25)	The Company owns a 20.00% share in Sparrow Rock, Inc.
(26)	The Company owns a 100.00% share in Lafayette Square SBLC, LLC.
(27)	The Company owns a 90.89% share in LSA Affordable Housing LP.
(28)	Represents investment in a Term Loan.
(29)	Represents investment in a Delayed Draw Term Loan.
(30)	Represents investment in a Revolving Facility.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Notes to Consolidated Financial Statements
March 31, 2026
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
filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Certificate of Incorporation to
change its corporate name from “Lafayette Square Empire BDC, Inc.” to “Lafayette Square USA, Inc.” In addition, for
U.S. federal income tax purposes, the Company adopted an initial tax year end of December 31, 2021, and was taxed as a corporation for the tax years ending December 31, 2021 and December 31, 2022. The Company has elected to be treated, and intends to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue code (“the IRC”).
However, there is no guarantee that the Company will qualify to make such an election for any future taxable year.
The Company is externally managed by LS BDC Adviser, LLC (the “Adviser”) pursuant to the Investment Advisory
Agreement. The Adviser is a subsidiary of Lafayette Square Holding Company, LLC (together with its controlled subsidiaries, including the Adviser and LS Administration, LLC, “Lafayette Square”).
The Company’s investment objective is to generate favorable risk-adjusted returns, including current income and capital appreciation, primarily from directly originated investments in middle market companies.
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
The Company has formed several wholly owned subsidiaries to support specific investment strategies. LS BDC Holdings,
LLC has elected to be a taxable entity to hold certain equity or equity-like investments in portfolio companies that are
‘pass-through’ entities for tax purposes. Lafayette Square SBIC, LP (“LS SBIC LP”) and Lafayette Square SSBIC, LP
(“LS SSBIC LP” and together with LS SBIC LP, the “LS SBICs”) are each licensed by the U.S. Small Business
Administration (the “SBA”) to invest in eligible ‘small businesses’ as defined by the SBA. Lafayette Square RBIC, LP
(“LS RBIC LP”) is licensed by the U.S. Department of Agriculture (the “USDA”) as a Rural Business Investment
Company to help meet equity capital investment needs in rural communities. All significant intercompany transactions and balances have been eliminated in such consolidation.
Note 2. Significant Accounting Policies
Basis of Presentation
The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its consolidated financial statements. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Accounting Standards Codification, as issued by the Financial Accounting
Standards Board (“ASC”) Topic 946—Financial Services—Investment Companies (“Topic 946”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the
United States (“GAAP”) and pursuant to Articles 6, 10 and 12 of Regulation S-X. Certain reclassifications have been made to current period industry classifications. See footnote (33) to the Consolidated Schedule of Investments.
These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on
Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026. The

results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.
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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit
Insurance Corporation insurance limits. As of March 31, 2026 and December 31, 2025, the Company held $193,198 and
$199,187 in cash and cash equivalents, respectively, of which no cash or cash equivalents were restricted. Of the total cash and cash equivalents balance, $193,198 and $199,187 were held in an interest bearing money market fund, Goldman Sachs
Financial Square Government Fund (FGTXX), with U.S. Bank National Association as of March 31, 2026 and
December 31, 2025, respectively. For the three months ended March 31, 2026 and March 31, 2025, the Company earned
$928 and $1,438, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations. Investments in money market funds are categorized as Level 1 in the fair value hierarchy.
Organization and Offering Costs
Organization costs consist of costs incurred to establish the Company and enable it to do business legally. Offering costs consist of costs incurred in connection with the offering of the common stock of the Company.
The Company’s initial organization costs incurred were expensed as incurred, and initial offering costs are amortized over one year. The Company reimburses the Adviser for the organization and offering costs it incurs on the Company’s behalf.
If actual organization and offering costs incurred exceed $1 million, the Adviser or its affiliates will bear the excess costs.
As of March 31, 2026, the Company had incurred $989 of organization and offering costs since inception.
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
Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company records the accretion of discounts and amortization of premiums as interest income using the effective interest method or straight-line method, as applicable, adjusted only for material amendments or prepayments. Dividend income, which represents dividends from equity investments and distributions from subsidiaries, if any, is recognized on the applicable record date or ex-dividend date.
Original Issue Discount
Discounts to par on portfolio securities are accreted into income over the tenor of each instrument using the effective interest method. Any remaining discount is accreted into income upon prepayment or redemption of the instrument.
PIK Interest
The Company may, from time to time, hold loans in its portfolio that contain a payment-in-kind (“PIK”) interest provision.
PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan to the extent triggered in accordance with the terms of the applicable loan agreement, rather than being paid to the
Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest in cash may be deferred until the debt principal is repaid. PIK interest income may create taxable income in excess of cash income received, and the
Company may be required to distribute such income to its stockholders to maintain its tax treatment as a RIC for U.S.
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
Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, which are generally received in cash and recorded as investment income when earned.
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date such loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-
accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, future payments are likely to remain current. As of March 31, 2026, we had one investment partially on non-accrual status.
The non-accrual portion of this investment represents 1.0% of total investments at fair value. As of December 31, 2025, we had one investment partially on non-accrual status. The non-accrual portion of this investment represents 0.9% of total investments at fair value.
Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the
Company is deemed to be an “Affiliated Person” of a portfolio company if it owns more than 5% of a portfolio company's outstanding voting securities. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.”
Under the 1940 Act, the Company is deemed to be an Affiliated Person and  to “control” a portfolio company if it owns more than 25% of its outstanding voting securities and/or has the power to exercise control over the management or policies of such portfolio company. Such investments in portfolio companies that the Company “controls” are referred to as
“Control Investments.”  Investments which are neither Control Investments nor Affiliated Investments are referred to as
“Non-Controlled/Non-Affiliated Investments.”

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
Distributions
Distributions to common stockholders are recorded on the record date. The Board authorizes and declares ordinary cash distributions of the Company on a quarterly basis. The amount to be paid out as a distribution is determined by the Board each quarter and is generally based upon the earnings estimated by management. To the extent distributions exceed the
Company’s earnings, such amounts may constitute a return of capital to stockholders. Net realized capital gains, if any, are distributed to stockholders at least annually, although the Company may, in its discretion, retain such capital gains for investment.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income Expense
Disaggregation Disclosures (Subtopic 220-40),” (“ASU 2024-03”) which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The
Company is currently evaluating the impact on its consolidated financial statements.
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
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Amortized Cost		Fair Value
First lien senior secured loans	$715,357	86.5%	$710,584	86.5%
Equity	56,609	6.8%	55,939	6.8%
Preferred equity	50,713	6.1%	50,544	6.1%
Subordinated debt	3,478	0.4%	3,493	0.4%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$827,657	100.0%	$822,060	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$690,548	87.4%	$689,683	87.4%
Equity	48,364	6.1%	47,880	6.1%
Preferred equity	46,604	5.9%	46,713	5.9%
Subordinated debt	3,425	0.4%	3,437	0.4%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$790,441	100.0%	$789,213	100.0%
1 Empire Region: New York, New Jersey, Connecticut and Pennsylvania
2 Gulf Coast Region: Arkansas, Louisiana, Oklahoma and Texas
3 Mid-Atlantic Region: Delaware, Kentucky, Maryland, North Carolina, South Carolina, Tennessee, Virginia and West
Virginia and the District of Columbia
4 Far West: California, Hawaii and Nevada
5 Great Lakes Region: Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin
6 Southeast Region: Alabama, Georgia, Florida, Mississippi and the territory of Puerto Rico
7 Cascade Region: Alaska, Idaho, Oregon and Washington
8 Northeast Region: Maine, Massachusetts, New Hampshire, Rhode Island and Vermont
9 Four Corners Region: Arizona, Colorado, New Mexico and Utah

The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2026 and December 31, 2025.
The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2026
	Amortized Cost		Fair Value
Empire[1]	$260,914	31.5%	$262,437	31.8%
Gulf Coast[2]	142,669	17.2%	145,194	17.7%
Mid-Atlantic[3]	135,862	16.4%	135,448	16.6%
Far West[4]	131,470	15.9%	131,140	16.0%
Great Lakes[5]	78,230	9.5%	69,416	8.4%
Southeast[6]	43,195	5.2%	43,040	5.2%
Cascade[7]	17,440	2.1%	17,542	2.1%
Northeast[8]	9,894	1.2%	9,825	1.2%
Four Corners[9]	7,983	1.0%	8,018	1.0%
Total	$827,657	100.0%	$822,060	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
Empire	$246,988	31.2%	$248,561	31.4%
Far West	136,579	17.3%	137,161	17.4%
Gulf Coast	128,165	16.2%	131,514	16.7%
Mid-Atlantic	121,155	15.3%	121,341	15.4%
Great Lakes	84,567	10.7%	77,486	9.8%
Southeast	37,836	4.8%	37,735	4.8%
Cascade	17,461	2.2%	17,587	2.2%
Northeast	9,888	1.3%	9,986	1.3%
Four Corners	7,802	1.0%	7,842	1.0%
Total	$790,441	100.0%	$789,213	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Amortized Cost		Fair Value
Professional Services	$84,983	10.3%	$85,575	10.4%
Commercial Services & Supplies	70,585	8.6%	70,705	8.7%
Hotels, Restaurants & Leisure	60,635	7.3%	59,892	7.3%
Construction & Engineering	55,137	6.7%	55,290	6.7%
Specialized Consumer Services	54,754	6.6%	55,249	6.7%
Health Care Providers & Services	52,267	6.3%	52,479	6.4%
Independent Power & Renewable	48,362	5.8%	48,500	5.9%
Road & Rail	56,448	6.8%	47,744	5.8%
IT Services	42,559	5.1%	42,316	5.1%
Diversified Financial Services	41,016	5.0%	41,191	5.0%
Media	37,560	4.5%	40,481	4.9%
Transportation Infrastructure	31,686	3.8%	31,993	3.9%
Real Estate Management & Development	30,280	3.7%	29,573	3.6%
Health Care Equipment & Services	23,183	2.8%	22,945	2.8%
Aerospace & Defense	23,132	2.8%	22,921	2.8%
Diversified Consumer Services	21,987	2.7%	22,077	2.7%
Food Products	20,610	2.5%	20,667	2.5%
Insurance	18,000	2.2%	18,000	2.2%
Diversified Telecommunication Services	15,852	1.9%	15,832	1.9%
Electrical Equipment	12,367	1.5%	12,458	1.5%
Food & Staples Retailing	9,894	1.2%	9,825	1.2%
Health Care Distributors	7,793	0.9%	7,822	1.0%
Diversified Real Estate Activities	5,193	0.6%	5,136	0.6%
Water Utilities	3,374	0.4%	3,389	0.4%
Total	$827,657	100.0%	$822,060	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
Professional Services	$81,543	10.3%	$82,156	10.4%
Commercial Services & Supplies	72,767	9.3%	72,927	9.2%
Hotels, Restaurants & Leisure	65,740	8.3%	65,974	8.4%
Construction & Engineering	55,085	7.0%	55,241	7.0%
Specialized Consumer Services	54,727	6.9%	55,080	7.0%
Road & Rail	52,124	6.6%	45,140	5.7%
Media	35,757	4.5%	39,346	5.0%
Diversified Financial Services	37,532	4.7%	37,788	4.8%
Health Care Providers & Services	37,589	4.8%	37,723	4.8%
IT Services	36,875	4.7%	37,222	4.7%
Independent Power & Renewable	36,338	4.6%	36,499	4.6%
Transportation Infrastructure	31,671	4.0%	31,994	4.1%
Real Estate Management & Development	27,486	3.5%	26,934	3.4%
Health Care Equipment & Services	23,210	2.9%	22,990	2.9%
Diversified Consumer Services	22,028	2.8%	22,127	2.8%
Aerospace & Defense	19,657	2.5%	19,512	2.5%
Insurance	18,000	2.3%	18,000	2.3%
Food Products	16,924	2.1%	16,966	2.1%
Diversified Telecommunication Services	15,872	2.0%	15,870	2.0%
Electrical Equipment	12,441	1.6%	12,538	1.6%
Gas Utilities	10,661	1.3%	10,675	1.4%
Food & Staples Retailing	9,888	1.3%	9,986	1.3%
Health Care Distributors	7,802	1.0%	7,842	1.0%
Diversified Real Estate Activities	4,343	0.5%	4,286	0.5%
Water Utilities	3,381	0.4%	3,397	0.4%
Human Resource & Employment Services	1,000	0.1%	1,000	0.1%
Total	$790,441	100.0%	$789,213	100.0%
Studio Lafayette, LLC was reclassified from Human Resource & Employment Services to Professional Services in the
current period. Human Resource & Employment Services is therefore presented in the December 31, 2025 comparative period only. See footnote (33) to the Consolidated Schedule of Investments.
Note 4. Fair Value Measurement of Investments
ASC Topic 820 defines fair value as the amount that would be received in the sale of an asset or paid in the transfer of a liability in an orderly transaction between market participants at the measurement date. Where available, the Company uses quoted market prices based on the last sales price on the measurement date.
In accordance with ASC Topic 820, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). To the extent that fair value is based on inputs that are less observable, the determination of fair value requires a significant amount of management judgment. The Company's money market investments are classified as Level 1 and are not included in the fair value hierarchy tables below.
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
The consolidated financial statements include portfolio investments at fair value of $822,060 and $789,213 as of March 31,
2026 and December 31, 2025, respectively. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of
March 31, 2026 and December 31, 2025.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$710,584	$710,584
Equity	—	—	55,939	55,939
Preferred equity	—	—	50,544	50,544
Subordinated debt	—	—	3,493	3,493
Convertible note	—	—	1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$822,060	$822,060

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$689,683	$689,683
Equity	—	—	47,880	47,880
Preferred equity	—	—	46,713	46,713
Subordinated debt	—	—	3,437	3,437
Convertible note			1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$789,213	$789,213
The carrying value of the Credit Facility and SBA guaranteed debentures approximates fair value as of March 31, 2026 and
December 31, 2025 and would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the three months ended March 31, 2026 and March 31, 2025.

	For the three months ended March 31, 2026
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Convertible Note	Warrants	Total Investments
Balance as of December 31, 2025	$689,683	$3,437	$47,880	$46,713	$1,500	$—	$789,213
Purchases of investments and other adjustments to cost	60,219	53	8,245	4,109	—	—	72,626
Proceeds from sales and repayments of investments	(36,572)	—	—	—	—	—	(36,572)
Net realized gain (loss)	—	—	—	—	—	—	—
Net accretion of discount on investments	1,162	—	—		—	—	1,162
Net change in unrealized gain (loss) on investments	(3,908)	3	(186)	(278)	—	—	(4,369)
Balance as of March 31, 2026	$710,584	$3,493	$55,939	$50,544	$1,500	$—	$822,060

	For the three months ended March 31, 2025
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Convertible Note	Warrants	Total Investments
Balance as of December 31, 2024	$540,195	$1,712	$12,028	$1,652	$1,500	$—	$557,087
Purchases of investments and other adjustments to cost	169,425	35	19,562	—	—	—	189,022
Proceeds from sales and repayments of investments	(80,555)	—	—	—	—	—	(80,555)
Net realized gain (loss)	58	—	—	—	—	—	58
Net accretion of discount on investments	614	—	—	—	—	—	614
Net change in unrealized gain (loss) on investments	237	2	1,715	545	—	—	2,499
Balance as of March 31, 2025	$629,974	$1,749	$33,305	$2,197	$1,500	$—	$668,725
For the three months ended March 31, 2026, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on March 31, 2026 was $(4,369) as shown on the Consolidated Statements of Operations. For the three months ended March 31, 2025, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on March 31, 2025 was $2,499 as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/
amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2026 and March 31, 2025.
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

The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2026 and December 31, 2025.

					Range
	Fair Value, as of March 31, 2026	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$594,864	Discounted Cash Flow	Discount Rate	10.8%	8.4%	15.9%
First lien senior secured loans	47,746	Waterfall Analysis	EV/EBITDA	7.0x	6.0x	8.0x
First lien senior secured loans	67,974	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Equity	47,939	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Equity	8,000	Waterfall Analysis	EV/EBITDA	6.8x	6.3x	7.3x
Subordinated debt	1,921	Waterfall Analysis	EV/EBITDA	7.8x	7.5x	8.0x
Subordinated debt	1,572	Discounted Cash Flow	Discount Rate	12.7%	12.7%	12.7%
Preferred equity	8,430	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Preferred equity	15,000	Discounted Cash Flow	Discount Rate	10.0%	10.0%	10.0%
Preferred equity	27,114	Waterfall Analysis	EV/EBITDA	1.1x	0.6x	1.3x
Convertible note	1,500	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Warrants	—	Waterfall Analysis	EV/EBITDA	0.0x	0.0x	0.0x
Total Level 3 Assets	$822,060

					Range
	Fair Value, as of December 31, 2025	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$575,915	Discounted Cash Flow	Discount Rate	10.0%	7.9%	12.8%
First lien senior secured loans	59,426	Waterfall Analysis	EV/EBITDA	5.0x	1.0x	7.3x
First lien senior secured loans	54,342	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Subordinated debt	1,883	Waterfall Analysis	EV/EBITDA	8.3x	8.0x	8.5x
Subordinated debt	1,554	Discounted Cash Flow	Discount Rate	14.4%	14.4%	14.4%
Equity	39,880	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Equity	8,000	Waterfall Analysis	EV/EBITDA	6.1x	5.8x	6.8x
Preferred equity	5,000	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Preferred equity	15,000	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
Preferred equity	26,713	Waterfall Analysis	EV/EBITDA	1.5x	1.0x	8.3x
Convertible note	1,500	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Warrants	—	Waterfall Analysis	EV/EBITDA	0.0x	0.0x	0.0x
Total Level 3 Assets	$789,213
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
Section 61(a) of the 1940 Act reduces the asset coverage requirement applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we are generally prohibited from making distributions to our stockholders or repurchasing of such securities or shares unless we meet the applicable asset coverage ratios at the time of such distribution or repurchase. As of
March 31, 2026 and December 31, 2025, the Company’s asset coverage ratios based on the aggregate amounts of senior securities outstanding were 221.5% and 220.8%, respectively.
The facilities of the Company consist of the following:

	March 31, 2026			December 31, 2025
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$300,000	$289,982	$10,018	$300,000	$276,982	$23,018
SBA-Guaranteed Debentures	290,000	230,000	60,000	290,000	230,000	60,000
Note payable	65,000	65,000	—	65,000	65,000	—
Total	$655,000	$584,982	$70,018	$655,000	$571,982	$83,018
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the three months ended March 31, 2026 and March 31, 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Interest expense	$7,397	$5,599
Non-usage fee (1)	66	47
Amortization of deferred financing costs	591	369
Weighted average interest rate (2)	5.88%	6.11%
Weighted average outstanding balance	$510,104	$371,759
(1) Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the ING Credit
Facility.
(2) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period. Excludes non-usage fees and amortization of deferred financing costs, each presented as separate line items in the table above.
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
Amounts drawn under the ING Credit Facility in U.S. dollars bear interest at either (i) term SOFR plus margin of 2.70%
per annum, or (ii) the alternate base rate plus margin of 1.70% per annum. In each case, the annual interest rate is adjustable based on a sustainability-linked loan pricing structure that directly references Goal2030™, the Company's proprietary framework of measurable objectives with respect to its portfolio companies, including (1) increasing employment opportunities by assisting portfolio companies in creating and/or retaining 100,000 Working Class Jobs and
150,000 jobs overall, (2) incentivizing at least 50% of borrowers to adopt third-party employee benefit services or human resources policy changes, and (3) encouraging economic growth in Working Class Areas by investing at least 50% of assets in companies located in or that are Substantial Employers of Working Class People (for a full description of
Goal2030™, see "Item 1. Business" in the Company's Annual Report on Form 10-K for the year ended December 31,
2025), with ING acting as the sole Sustainability Structuring Agent. Following completion of the annual benchmark review for the year ended December 31, 2025, as verified by an independent third-party auditor, the Company met two of the three applicable benchmarks. As a result, effective May 6, 2026, the applicable interest rate margin will be reduced by 8 basis points and the commitment fee will be reduced by 1.6 basis points, in accordance with the terms of the credit agreement.
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
As amended as of March 31, 2026, the ING Credit Facility allows us to borrow up to $300 million, subject to certain restrictions, including availability under the borrowing base.

As of March 31, 2026 and December 31, 2025, we had approximately $290.0 million and $277.0 million, respectively, in outstanding borrowings from the ING Credit Facility and availability as determined under the borrowing base of the ING
Credit Facility of $10.0 million.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Credit Facility for the three months ended March 31, 2026 and March 31, 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Interest expense	$3,473	$3,198
Non-usage fee (1)	66	47
Amortization of financing costs	201	138
Weighted average interest rate (2)	6.55%	7.25%
Weighted average outstanding balance	$215,104	$178,810
(1)Non-usage fee includes the portion of the facility agent fee applicable to the undrawn portion of the ING Credit
Facility.
(2) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period. Excludes non-usage fees and amortization of deferred financing costs, each presented as separate line items in the table above.
SBA-Guaranteed Debentures
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of March 31, 2026 and December 31,
2025, LS SBIC LP and LS SSBIC LP had a combined regulatory capital of $175.0 million and $110.0 million, respectively. SBA-guaranteed debentures outstanding were $230.0 million as of both March 31, 2026 and December 31,
2025. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty.
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
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes the Company’s SBA-guaranteed debentures as of March 31, 2026:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	9,995	4.53%	0.347%
June 27, 2025	September 1, 2035	27,500	4.53%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2026 and March 31, 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Interest expense	$2,807	$2,401
Non-usage fee	—	—
Amortization of financing costs	304	231
Weighted average interest rate (1)	4.95%	5.05%
Weighted average outstanding balance	$230,000	$192,949
(1) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period.
Notes Payable
On August 19, 2025, the Company entered into a Note Purchase Agreement (the “Note Purchase Agreement”) governing the issuance of $65.0 million in aggregate principal amount of 7.00% Senior Notes (the “Notes”) to qualified institutional investors in a private placement.
The Notes were issued on August 19, 2025 and will mature on August 19, 2030 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms and have a fixed coupon rate of 7.00% per annum.
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
As of March 31, 2026, the carrying amount of the Company’s borrowings under the Notes approximated its fair value. As of March 31, 2026, unamortized debt issuance costs of $1,512 are being deferred and amortized over the remaining term of the Notes. As of March 31, 2026, the Notes had an outstanding balance of $65,000.

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Notes for the three months ended March 31, 2026 and March 31, 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Interest expense	$1,117	$—
Non-usage fee	—	—
Amortization of financing costs	86	—
Weighted average interest rate (1)	7.00%	—%
Weighted average outstanding balance	$65,000	$—
(1) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period.
Note 6. Related Party Agreements and Transactions
Investment Advisory Agreement
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to the Company. The Board initially approved the Investment Advisory Agreement on April 26, 2021 and
most recently approved its renewal on March 17, 2026. The Adviser is a registered investment adviser with the SEC. The
Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.
Base Management Fee:
The base management fee (“Management Fee”) is payable quarterly in arrears beginning in the period during its initial capital drawdown from its non-affiliated investors (the “Initial Drawdown”) at an annual rate of (i) prior to a Liquidity
Event (as defined below), 0.75%, and (ii) following a Liquidity Event, 1.0%, in each case of the average value of our gross assets (gross assets equal the total assets of the Company as set forth on the Company’s Consolidated Statements of Assets and Liabilities) at the end of the two most recently completed calendar quarters. No Management Fee is charged on committed but undrawn capital commitments.
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
For the three months ended March 31, 2026 and March 31, 2025, the Company incurred Management Fee expense of
$1,882 and $1,478, respectively. As of March 31, 2026 and December 31, 2025, $1,882 and $1,841, respectively, of such expense remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2026 and March 31, 2025, the Company incurred Income-Based Fees of $1,603 and
$1,514, respectively. As of March 31, 2026 and December 31, 2025, $1,603 and $1,516 of such fees, respectively, remained payable as shown on the Consolidated Statements of Assets and Liabilities.
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
For the three months ended March 31, 2026 and March 31, 2025, the Company has not incurred any Capital Gains Fees.
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
Payments under the Administration Agreement are equal to an amount that reimburses our Administrator for its costs and expenses. Such payments include the Company's allocable portion of (i) the expenses incurred by our Administrator in performing its obligations under the Administration Agreement, (ii) the compensation paid to our Chief Compliance
Officer and Chief Financial Officer and their respective staffs, (iii) the costs of any sub-administration agreements that our
Administrator may enter into and (iv) the cost of providing managerial assistance upon request to portfolio companies. The
Administration Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. Our Administrator reserves the right to waive all or part of any reimbursements due from us at its sole discretion.
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

For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $500 and $450, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying
Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $0 and $0, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and
Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
Due to/from Affiliate
From time to time, the Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of
March 31, 2026 and December 31, 2025, $260 and $246, respectively, were included in the Due to Affiliate line item in the
Consolidated Statements of Assets and Liabilities for reimbursable expenses paid by the Administrator on behalf of the
Company. As of March 31, 2026 and December 31, 2025, $— and $—, respectively, were included in the Due from
Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses due from the
Administrator on behalf of the Company.

Note 7. Commitments and Contingencies
As of March 31, 2026, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. The Company had the following unfunded commitments to fund investments as of the indicated dates:

	Par Value as of	Par Value as of
	March 31, 2026	December 31, 2025
Unfunded debt securities	$119,996	$108,365
Unfunded equity securities	26,635	27,524
Total unfunded commitments	$146,631	$135,889
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
For the three months ended March 31, 2026 and March 31, 2025, independent directors fees were paid in the form of our common stock issued at a price per share equal to the greater of NAV or the market price, if any, at the time of payment.
On March 27, 2026, the Company issued 26,952 shares of common stock to our directors as compensation for their services for the fiscal year ended December 31, 2025. On March 26, 2025, the Company issued 23,460 shares of common stock to our directors as compensation for their services for the fiscal year ended December 31, 2024.
No compensation is paid to directors who are ‘‘interested persons’’ of the Company (as such term is defined in the 1940
Act). For the three months ended March 31, 2026 and March 31, 2025, the Company accrued $125 and $80, for directors’
fees expense, respectively.
Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31,
2026 and March 31, 2025:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$4,729	$11,147
Weighted average common shares outstanding	27,942,796	23,977,487
Earnings (loss) per common share (basic and diluted):	$0.17	$0.46
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
As of March 31, 2026 and December 31, 2025, the Company had closed capital commitments totaling $412.1 million and
$411.2 million, respectively, for the private placement of the Company's common stock, of which $— and $20.4 million, respectively, were uncalled.

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
March 27, 2026	1,444,394	$21,348	$14.78
Total	1,444,394	$21,348	$14.78

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
March 26, 2025	116,132	$1,721	$14.82
Total	116,132	$1,721	$14.82
Distributions
Distributions to common stockholders are recorded on the ex-dividend date. The Company has elected to be taxed as a RIC under Subchapter M of the IRC. As a RIC, the Company is required to distribute an amount at least equal to 90% of its investment company taxable income to its stockholders, determined without regard to any deduction for such distributions paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the IRC. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out is determined by the Board and is based on management's estimate of the Company's annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
The Company has adopted a dividend reinvestment plan (the “DRIP”) that provides for the automatic reinvestment of all cash distributions declared by the Board, unless a stockholder elects to “opt out” of the DRIP. As a result, if the Board declares a cash distribution, then the stockholders who have not “opted out” of the DRIP will have their cash distributions automatically reinvested in additional shares of common stock, rather than receiving a cash distribution. The Company reserves the right to use primarily newly issued shares to implement the DRIP, whether the shares are trading at a price per share at or above NAV. NAV is determined as of the latest available quarter end before such distribution. However, the
Company reserves the right to purchase shares in the open market in connection with the implementation of the DRIP. In the event the price per share is trading at a discount to NAV, the Company intends to purchase shares in the open market rather than issue new shares.
For the three months ended March 31, 2026, the following table summarizes the distributions declared on shares of the
Company’s common stock:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share
March 27, 2026	March 27, 2026	April 23, 2026	$9,197	$0.33
For the three months ended March 31, 2025, the following table summarizes the distributions declared on shares of the
Company’s common stock:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share
March 25, 2025	March 25, 2025	May 6, 2025	$8,393	$0.35
The Company has a DRIP, pursuant to which stockholders may elect to have their cash distributions reinvested in additional shares of the Company’s common stock. The Company satisfies DRIP participation through the issuance of new shares.  When the Company issues new shares in connection with the DRIP, the issue price is equal to the net asset value per share most recently determined as of the distribution payment date. Dividend reinvestment plan activity for the three months ended March 31, 2026 and March 31, 2025 was as follows:

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Shares issued	92,711	182,443
Average issue price per share	$14.84	$14.76
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
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income
Taxes, as of March 31, 2026 and December 31, 2025.
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
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-
term capital losses. As of March 31, 2026 the Company did not have a capital loss carryforward.
For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the three months ended
March 31, 2026 and for the year ended December 31, 2025, were as follows:

	For the three months ended March 31, 2026	For the year ended December 31, 2025
Ordinary Income	$9,197	$34,708
Long-term Capital Gain	$—	$—
Return of Capital	$—	$—

As of March 31, 2026 and December 31, 2025, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes were as follows.

	March 31, 2026	December 31, 2025
Tax cost	$828,569	$791,182
Gross unrealized appreciation	$7,221	$9,209
Gross unrealized depreciation	(13,730)	(11,178)
Net unrealized investment appreciation / (depreciation) on investments	$(6,509)	$(1,969)
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
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the three months ended March 31, 2026 are as follows:

For the three months ended March 31, 2026
Income tax (expense)/benefit at federal statutory tax rate	$(993)
Income attributable to the RIC and not subject to corporate tax	1,045
State and local income tax benefit (net of federal benefit)	11
Changes in Valuation Allowances	(63)
Total income tax (expense)/benefits	$—
State and local income taxes, net of federal benefit, decreased the effective tax rate by 0.01% from the federal statutory rate, for the period ended March 31, 2026.
At March 31, 2026, the taxable subsidiary did not have any capital loss carryforwards.
Net operating loss carryforwards are available to offset future taxable income. These net operating loss carryforwards can be carried forward indefinitely and may offset up to 80% of taxable income in any given year. Any unused portion will continue to be carried forward. As of March 31, 2026, the Company had a net operating loss carryforward for federal income tax purposes of $509.
At March 31, 2026, the Company determined a partial valuation allowance of the Company's gross deferred tax asset was required.  The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments.  Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized in full.  As a result, the Company recorded a partial valuation allowance with respect to its gross deferred tax asset for the three months ended March 31, 2026. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available.  Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the
Company’s NAV per share, which could be material.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the three months ended March 31, 2026 and March 31,
2025:

Per Common Share Data:(1)	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Net asset value, beginning of period	$14.81	$14.81
Net investment income (loss)	0.33	0.36
Net realized and unrealized gain (loss)	(0.16)	0.10
Net increase (decrease) in net assets resulting from operations	0.17	0.46
Effect of offering price of subscriptions(2)	0.01	—
Distributions declared	(0.33)	(0.35)
Net asset value, end of period	$14.66	$14.92

Total return based on NAV(3)	1.19%	3.12%
Common shares outstanding, end of period	29,313,127	24,096,013
Weighted average shares outstanding	27,942,796	23,977,487
Net assets, end of period	$429,585	$359,573

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets	8.79%	9.78%
Ratio of expenses to average net assets	12.77%	12.23%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	1.64%	1.97%
Weighted average debt outstanding	$510,104	$371,759
Total debt outstanding	$584,982	$451,982
Asset coverage ratio(4)	221.5%	244.1%
Portfolio turnover(5)	5%	13%
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares, through the three months ended March 31, 2026 and March 31, 2025.
(2)Increase (decrease) was due to the offering price of subscriptions during the period (See note 9).
(3)Total return was based upon the change in net asset value per share between the opening and ending net assets per share and the issuance of common stock in the period. Total return is not annualized.
(4)On September 30, 2024, the Company received exemptive relief from the SEC allowing the Company to modify the asset coverage requirement under the 1940 Act to exclude the SBA-guaranteed debentures from this calculation. The inclusion of unfunded commitments in the calculation of the asset coverage ratio would not cause us to be below the required amount of regulatory coverage.
(5)Portfolio turnover is calculated using the lesser of year-to-date sales and principal repayments or year-to-date purchases over the average of the total investments at fair value.

Note 12.  Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. Other than the subsequent events disclosed below, no subsequent events occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements of the
Company.
As of the date of this Report, the Company repaid $97.5 million of outstanding principal on the ING Credit Facility and borrowed an additional amount of $32.0 million. As of the date of this Report, the outstanding principal balance on the
ING Credit Facility is $224.5 million.
10 We define “Working Class,” based on the definition of low- to moderate-income (“LMI”) under the Community
Reinvestment Act of 1977, as an individual, family or household whose income is less than 80% of the Area Median
Income as reported by the Federal Financial Institutions Examination Council at https://www.ffiec.gov/Medianincome.htm.

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
Overview
Lafayette Square USA, Inc. is an externally managed, closed-end, non-diversified management investment company that provides capital to middle market businesses located in or employing Working Class10 American communities. We generate revenue primarily through interest income on debt investments and, to a lesser extent, capital gains and fee income. We are externally managed by the Adviser and have elected to be regulated as a business development company under the Investment Company Act of 1940, as amended, and to be treated as a regulated investment company under
Subchapter M of the IRC.
We focus on lending to middle market businesses located in, or employing Working Class American communities, with the goal of helping those businesses to enhance their returns while creating and preserving jobs and stimulating economic growth across the United States. Our investment strategy is informed by longstanding federal regulatory frameworks, most notably the Small Business Investment Act of 1958, the Community Reinvestment Act of 1977, and the Small Business
Investment Incentive Act of 1980. Drawing on these frameworks, we have established Goal2030™, a set of measurable, time-bound objectives that guide our capital allocation, portfolio construction, and engagement with portfolio companies.
We benefit from participation in certain government-licensed financing programs that we believe are not widely utilized across the private credit market — specifically, long-term, fixed-rate leverage through SBA-guaranteed debentures issued through our two SBIC-licensed subsidiaries, LS SBIC LP, LS SSBIC LP, and government-backed credit guarantees through our participation in the U.S. Department of Agriculture's OneRD Guarantee Loan Program. Our government licensing extends beyond financing programs — we have also formed LS RBIC LP, a wholly owned subsidiary licensed by the USDA as a Rural Business Investment Company under the Consolidated Farm and Rural Development Act, which enables us to make debt and equity investments in eligible rural businesses. The RBIC does not currently benefit from leverage.
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
• Empire Region: New York, New Jersey, Connecticut and Pennsylvania
• Far West Region: California, Hawaii and Nevada
• Four Corners Region: Arizona, Colorado, New Mexico and Utah
• Great Lakes Region: Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin
11 “Working Class Jobs” means jobs employing Working Class People.
12 “Working Class Areas” refers to low- and moderate-income ("LMI") areas, Empowerment Zones as defined in the
Empowerment Zones and Enterprise Communities Act of 1993, as amended, Opportunity Zones as defined in the U.S. Tax
Cut and Jobs Act of 2017, and/or areas targeted by a government entity for redevelopment or to revitalize or stabilize designated disaster areas. LMI is defined under applicable CRA regulation as an individual income that is less than 80% of the area median income ("AMI") or a median family income that is less than 80% in a census tract as reported by the
Federal Financial Institutions Examination Council at https://www.ffiec.gov/Medianincome.htm, or a census tract identified as low-to-moderate income by the Federal Financial Institutions Examination Council at https://
geomap.ffiec.gov/ffiecgeomap/. AMI is defined as the median family income for the metropolitan statistical area or metropolitan division, if applicable, or if the person or census tract is located outside of a metropolitan statistical area, the statewide non-metropolitan median family income.
13 “Substantial Employer” means a portfolio company for which more than 50% of its workforce, measured by W-2 forms or 1099 forms filed by workers with the Internal Revenue Service, consists of Working Class People.

• Gulf Coast Region: Arkansas, Louisiana, Oklahoma and Texas
• Mid-Atlantic Region: Delaware, Kentucky, Maryland, North Carolina, South Carolina, Tennessee, Virginia and West
Virginia and the District of Columbia
• Northeast Region: Maine, Massachusetts, New Hampshire, Rhode Island and Vermont
• Plains Region: Iowa, Kansas, Missouri, Montana, Nebraska, North Dakota, South Dakota and Wyoming
• Southeast Region: Alabama, Georgia, Florida, Mississippi and the territory of Puerto Rico
Our investment portfolio is managed by the Adviser, which is responsible for all origination, underwriting, structuring, and portfolio monitoring activities. The Company has no employees. As of March 31, 2026, our portfolio consisted of 57 portfolio companies with total assets of approximately $1.03 billion. For a full description of our business, investment strategy, and regulatory framework, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended
December 31, 2025.
Tracking Progress Towards Goal2030™
The Company has established a series of important goals with respect to the portfolio companies in which we invest, which we refer to as “Goal2030™”. These include (1) increasing employment opportunities by assisting our portfolio companies in creating and/or retaining 100,000 Working Class Jobs11 and 150,000 jobs overall; (2) incentivizing at least 50% of our borrowers to adopt third-party employee benefit services or human resources policy changes (“Managerial Assistance
Recommendations”) and (3) encouraging economic growth in Working Class Areas12 by investing at least 50% of our assets in companies that are either located in Working Class Areas or are Substantial Employers13 of Working Class
People. For a full description of Goal2030™ and the Company's investment strategy, see "Item 1. Business" in the
Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
The table below sets forth our cumulative progress towards reaching Goal2030™ as of March 31, 2026:

Company Goal2030™ Goal	March 31, 2026	March 31, 2025
Help businesses create / retain 150,000 jobs (with 100,000 being Working Class Jobs)	33,541 total employees 18,829 Working Class People employees	22,786 total employees 10,572 Working Class People employees
14 Includes all portfolio companies that have adopted Managerial Assistance Recommendations since the inception of the
BDC.
15 Includes all portfolio companies that have adopted Managerial Assistance Recommendations since the inception of the
BDC. Beginning with the period ending March 31, 2025 only debt investments are included in the lead agent calculation methodology. In previous periods, both debt and equity investments were included in the denominator of this calculation.
The denominator includes now only includes debt investments where Lafayette Square acts as lead agent, as the lead agent role relates specifically to debt investments. The numerator reflects the number of such portfolio companies that have adopted Managerial Assistance Recommendations.

50% borrowers adopting Managerial Assistance Recommendations	64.5% of the transactions (lead agent) 36.5% of our overall Portfolio Companies[14]	48.0% of the transactions (lead agent) 30.2% of our overall Portfolio Companies[15]
50% borrowers either located in Working Class Areas or are Substantial Employers of Working Class People	59.2% of the transactions (lead agent) 54.3% of our overall Portfolio Companies	51.5% of the transactions (lead agent) 51.6% of our overall Portfolio Companies
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
As of March 31, 2026 and December 31, 2025, we had no Unreimbursed Expense Payable under the Expense Support
Agreement.
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
On September 30, 2024, we received an exemptive relief from the SEC to permit us to exclude the debt of the LS SBICs that are guaranteed by the SBA from the 150% asset coverage ratio we are required to maintain under the 1940 Act. With this exemptive relief, we have increased capacity to fund up to $175.0 million (the maximum amount of SBA-guaranteed debentures an SBIC may currently have outstanding once certain conditions have been met) of investments in each of LS
SBIC LP and LS SSBIC LP with SBA-guaranteed debentures in addition to being able to fund investments with borrowings up to the maximum amount of debt that the 150% asset coverage ratio limitation would allow us to incur.
In support of Goal2030™, we have structured the ING Credit Facility to incorporate pricing incentives tied to progress toward our key performance indicators. Following completion of the annual benchmark review for the year ended
December 31, 2025, as verified by an independent third-party auditor, the Company met two of the three applicable
Goal2030™ benchmarks. Effective May 6, 2026, the applicable interest rate margin under the ING Credit Facility will be reduced by 8 basis points and the commitment fee will be reduced by 1.6 basis points. We expect these reductions to contribute to lower interest expense under the ING Credit Facility during the applicable period.
Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the three months ended March 31, 2026 and
March 31, 2025 (information presented herein is at amortized cost in thousands, except per share data, unless otherwise indicated):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Total Investments, beginning of period	$790,441	$556,863
New investments purchased	72,626	189,022
Net accretion of discount on investments	1,162	614
Net realized gains (losses) on investments	—	58
Investments sold or repaid	(36,572)	(80,555)
Total Investments, end of period	$827,657	$666,002

Portfolio companies, at beginning of period	54	34
Number of new portfolio companies	4	8
Number of exited portfolio companies	(1)	—
Portfolio companies, at end of period	57	42

As of March 31, 2026 and December 31, 2025, the Company’s investments consisted of the following (dollar amounts in thousands, except per share data, unless otherwise indicated):

	March 31, 2026
	Amortized Cost		Fair Value
First lien senior secured loans	$715,357	86.5%	$710,584	86.5%
Equity	56,609	6.8%	55,939	6.8%
Preferred equity	50,713	6.1%	50,544	6.1%
Subordinated debt	3,478	0.4%	3,493	0.4%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$827,657	100.0%	$822,060	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$690,548	87.4%	$689,683	87.4%
Equity	48,364	6.1%	47,880	6.1%
Preferred equity	46,604	5.9%	46,713	5.9%
Subordinated debt	3,425	0.4%	3,437	0.4%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$790,441	100.0%	$789,213	100.0%
The tables below describe investments by industry composition based on fair value as of March 31, 2026 and
December 31, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	March 31, 2026
	Amortized Cost		Fair Value
Professional Services	$84,983	10.3%	$85,575	10.4%
Commercial Services & Supplies	70,585	8.6%	70,705	8.7%
Hotels, Restaurants & Leisure	60,635	7.3%	59,892	7.3%
Construction & Engineering	55,137	6.7%	55,290	6.7%
Specialized Consumer Services	54,754	6.6%	55,249	6.7%
Health Care Providers & Services	52,267	6.3%	52,479	6.4%
Independent Power & Renewable	48,362	5.8%	48,500	5.9%
Road & Rail	56,448	6.8%	47,744	5.8%
IT Services	42,559	5.1%	42,316	5.1%
Diversified Financial Services	41,016	5.0%	41,191	5.0%
Media	37,560	4.5%	40,481	4.9%
Transportation Infrastructure	31,686	3.8%	31,993	3.9%
Real Estate Management & Development	30,280	3.7%	29,573	3.6%
Health Care Equipment & Services	23,183	2.8%	22,945	2.8%
Aerospace & Defense	23,132	2.8%	22,921	2.8%
Diversified Consumer Services	21,987	2.7%	22,077	2.7%
Food Products	20,610	2.5%	20,667	2.5%
Insurance	18,000	2.2%	18,000	2.2%
Diversified Telecommunication Services	15,852	1.9%	15,832	1.9%
Electrical Equipment	12,367	1.5%	12,458	1.5%
Food & Staples Retailing	9,894	1.2%	9,825	1.2%
Health Care Distributors	7,793	0.9%	7,822	1.0%
Diversified Real Estate Activities	5,193	0.6%	5,136	0.6%
Water Utilities	3,374	0.4%	3,389	0.4%
Total	$827,657	100.0%	$822,060	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
Professional Services	$81,543	10.3%	$82,156	10.4%
Commercial Services & Supplies	72,767	9.3%	72,927	9.2%
Hotels, Restaurants & Leisure	65,740	8.3%	65,974	8.4%
Construction & Engineering	55,085	7.0%	55,241	7.0%
Specialized Consumer Services	54,727	6.9%	55,080	7.0%
Road & Rail	52,124	6.6%	45,140	5.7%
Media	35,757	4.5%	39,346	5.0%
Diversified Financial Services	37,532	4.7%	37,788	4.8%
Health Care Providers & Services	37,589	4.8%	37,723	4.8%
IT Services	36,875	4.7%	37,222	4.7%
Independent Power & Renewable	36,338	4.6%	36,499	4.6%
Transportation Infrastructure	31,671	4.0%	31,994	4.1%
Real Estate Management & Development	27,486	3.5%	26,934	3.4%
Health Care Equipment & Services	23,210	2.9%	22,990	2.9%
Diversified Consumer Services	22,028	2.8%	22,127	2.8%
Aerospace & Defense	19,657	2.5%	19,512	2.5%
Insurance	18,000	2.3%	18,000	2.3%
Food Products	16,924	2.1%	16,966	2.1%
Diversified Telecommunication Services	15,872	2.0%	15,870	2.0%
Electrical Equipment	12,441	1.6%	12,538	1.6%
Gas Utilities	10,661	1.3%	10,675	1.4%
Food & Staples Retailing	9,888	1.3%	9,986	1.3%
Health Care Distributors	7,802	1.0%	7,842	1.0%
Diversified Real Estate Activities	4,343	0.5%	4,286	0.5%
Water Utilities	3,381	0.4%	3,397	0.4%
Human Resource & Employment Services	1,000	0.1%	1,000	0.1%
Total	$790,441	100.0%	$789,213	100.0%
Studio Lafayette, LLC was reclassified from Human Resource & Employment Services to Professional Services in the
current period. Human Resource & Employment Services is therefore presented in the December 31, 2025 comparative period only. See footnote (33) to the Consolidated Schedule of Investments.
The weighted average yields at amortized cost and fair value of our portfolio as of March 31, 2026 and December 31, 2025 were as follows (dollar amount in thousands, except per share data, unless otherwise indicated):

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	10.6%	10.7%	11.0%	11.0%
Subordinated debt	14.2%	14.1%	14.2%	14.1%
Convertible note	10.0%	10.0%	10.0%	10.0%
Weighted Average Yield(1)	10.6%	10.7%	10.5%	10.6%
(1) The weighted average yield of our portfolio does not represent the total return to our stockholders.

	March 31, 2026	December 31, 2025
Number of portfolio companies	57	54
Percentage of performing debt bearing a floating rate (1)	84.6%	85.4%
Percentage of performing debt bearing a fixed rate (1)(2)	15.4%	14.6%
Weighted average spread over SOFR of all accruing floating rate investments	6.6%	6.5%
Weighted average EBITDA (in millions) (3)	$19.7	$20.0
Weighted average leverage (net debt/EBITDA) (4)	3.9x	3.6x
Weighted average interest coverage (4)	2.6x	2.6x
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
During the quarter ended March 31, 2026, we received aggregate proceeds of $10.7 million from the full repayment of one portfolio company debt investment. This repayment represented a full exit from the respective portfolio company. The following table summarizes our investment dispositions during the periods presented:

Portfolio Company	Region	Industry	Payoff Date	Cash proceeds	Realized G/L
Quarter Ended March 31, 2026
TCFIII OWL BUYER LLC	Great Lakes	Gas Utilities	3/6/2026	$10,703	$—
Year Ended December 31, 2025
Global K9 Companies LLC	Southeast	Commercial Services & Supplies	2/12/2025	$22,434	$—
Dartpoints Operating Company LLC	Gulf Coast	IT Services	4/24/2025	$3,489	$51
Cafe Zupas, L.C.	Four Corners	Hotels, Restaurants & Leisure	6/4/2025	$11,733	$—
H.W. Lochner Inc.	Great Lakes	Transportation Infrastructure	7/23/2025	$7,654	$119
M&S Acquisition Corporation	Far West	Professional Services	12/23/2025	$30,567	$—
Total				$75,877	$170(1)
All investment dispositions during the period ended March 31, 2026 and December 31, 2025 consisted of full repayments of first lien senior secured floating-rate debt investments, with the exception of Global K9 Companies LLC, for which the term loan was repaid while an equity position is retained. No dispositions during either period resulted from credit deterioration or distressed sales.The exited investments spanned six industries across five geographic regions, reflecting the diversification of the portfolio.
Portfolio turnover, calculated as the lesser of purchases or dispositions divided by the average fair value of the investment portfolio, was approximately 5% for the quarter ended March 31, 2026.

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

The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of
March 31, 2026 and December 31, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	March 31, 2026		December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—%	$—	—%
2	701,537	85.3%	703,603	89.2%
3	72,779	8.9%	40,470	5.1%
4	47,744	5.8%	45,140	5.7%
5	—	—	—	—
Total	$822,060	100.0%	$789,213	100.0%
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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment. Non-accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, payments are likely to remain current. As of March 31, 2026, we had one investment partially on non-accrual status. The non-accrual portion of this investment represents 1.0% of total investments at fair value. As of December 31, 2025, we had one investment partially on non-accrual status. The non-accrual portion of this investment represents 0.9% of total investments at fair value.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC
Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through March 31, 2026.
Results of Operations
The following diagram illustrates the composition of the Company’s investment income, operating expenses, and resulting net investment income for the three months ended March 31, 2026 and March 31, 2025:

The following table represents the operating results for the three months ended March 31, 2026 and March 31, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Total investment income	$22,349	$19,315
Total expenses, including expense support reimbursement	(13,251)	(10,725)
Net investment income (loss)	9,098	8,590
Net realized gains (losses) on investments	—	58
Net change in unrealized gains (losses)	(4,369)	2,499
Net increase (decrease) in net assets resulting from operations	$4,729	$11,147
Investment Income
The composition of the Company’s investment income was as follows (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Investment income
Interest income	$21,041	$17,150
Fee income	380	727
Interest from cash and cash equivalents	928	1,438
Total investment income	$22,349	$19,315
The increase in total investment income from $19.3 million for the three months ended March 31, 2025 to $22.3 million for the three months ended March 31, 2026 was primarily driven by our deployment of capital and growth in average invested balance over the period. New investments during the period consisted primarily of directly originated, first lien senior secured loans to non-sponsored middle market borrowers across our Target Regions, consistent with our investment strategy. The growth in investment income was partially offset by a 10 basis point expansion in the weighted average spread over SOFR, reflecting broader private credit market conditions during the period.
Expenses
The following table summarizes the Company’s expenses for the three months ended March 31, 2026 and March 31, 2025
(dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Interest and financing expenses	$8,054	$6,015
Management fee	1,882	1,478
Incentive fee	1,603	1,514
General and administrative expenses	618	250
Administrative services fee	500	450
Professional fees	469	309
Directors' fees	125	80
Income tax expense	—	629
Total expenses	$13,251	$10,725

Total expenses before expense support increased to $13.3 million for the three months ended March 31, 2026 from $10.7 million for the three months ended March 31, 2025. The Company did not receive expense support from the Adviser during the three months ended March 31, 2026 or March 31, 2025.
Interest and financing expenses increased to $8.1 million for the three months ended March 31, 2026 compared to $6.0 million for the three months ended March 31, 2025 primarily due to an expansion of funding sources from SBA-guaranteed debentures, the ING Credit Facility, and Notes.
The increase in management fees for the three months ended March 31, 2026 when compared to the three months ended
March 31, 2025 was driven by our deployment of capital and an increase in average gross assets.
Incentive fees increased to $1.6 million for the three months ended March 31, 2026 when compared to $1.5 million for the three months ended March 31, 2025 due to the increase in Net Investment Income. Refer to Note 6 Investment Advisory
Agreement of the Form 10-Q for a discussion of how the incentive fee is calculated.
Administrative services fee increased to $500 thousand for the three months ended March 31, 2026 from $450 thousand for the three months ended March 31, 2025, reflecting a slight increase in the Company's allocable portion of overhead compensation, office services and equipment under the Company's Administration Agreement commensurate with the growth of the Company's asset base during the period.
General and administrative expenses, legal fees, and professional fees increased to $1.1 million during the three months ended March 31, 2026 as compared to $0.6 million for the three months ended March 31, 2025 primarily driven by the continued expansion of our investment portfolio and related operational infrastructure, in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws.
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
Under the Investment Advisory Agreement, the Adviser manages the day-to-day operations of, and provides investment advisory services to, the Company. The Board approved the renewal of the Investment Advisory Agreement on March 17,
2026. The Adviser is a registered investment adviser with the SEC. The Adviser receives fees for providing services, consisting of two components, a base management fee and an incentive fee.
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

Base Management Fee
The Management Fee is payable quarterly in arrears beginning in the period during the Initial Drawdown at an annual rate of (i) prior to a Liquidity Event, 0.75%, and (ii) following a Liquidity Event, 1.0%, in each case of the average value of our gross assets (gross assets equal the total assets of the Company as set forth on the Company’s balance sheet) at the end of the two most recently completed calendar quarters. No Management Fee is charged on committed but undrawn capital commitments.
For the three months ended March 31, 2026 and March 31, 2025, the Company incurred Management Fees of $1.9 million and $1.5 million, respectively. As of March 31, 2026 and December 31, 2025, there was $1.9 million and $1.8 million of
Management Fee payable to the Adviser, respectively.
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
For the three months ended March 31, 2026 and March 31, 2025, the Company incurred Income-Based Fee of $1.6 million and $1.5 million, respectively. As of March 31, 2026 and December 31, 2025, $1.6 million and $1.5 million, respectively, remained payable to the Adviser.
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
For the three months ended March 31, 2026 and March 31, 2025, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of March 31, 2026 and December 31, 2025, the total amount owed to the affiliates of the
Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the three months ended March 31, 2026 and March 31, 2025, the Company incurred $500 and $450, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying
Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $0 and $0, respectively, were unpaid and included in administrative services fee payable in the accompanying Consolidated Statements of Assets and
Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
As of March 31, 2026 and December 31, 2025, the Company has no Unreimbursed Expense Payable.
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
Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of
March 31, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 221.5% and 220.8%, respectively.
Our financing facilities consist of the following (dollar amounts in thousands, except per share data, unless otherwise indicated):

	March 31, 2026			December 31, 2025
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$300,000	$289,982	$10,018	$300,000	$276,982	$23,018
SBA-Guaranteed Debentures	290,000	230,000	60,000	290,000	230,000	60,000
Note payable	65,000	65,000	—	65,000	65,000	—
Total	$655,000	$584,982	$70,018	$655,000	$571,982	$83,018
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the three months ended March 31, 2026 and March 31, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Interest expense	$7,397	$5,599
Non-usage fee (1)	66	47
Amortization of deferred financing costs	591	369
Weighted average interest rate (2)	5.88%	6.11%
Weighted average outstanding balance	$510,104	$371,759
(1) Non-usage fee is applicable to the undrawn portion of the credit facilities.
(2) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period. Excludes non-usage fees and amortization of deferred financing costs, each presented as separate line items in the table above.
The following chart compares the contractual maturity profile of the Company's investment portfolio against scheduled debt maturities as of March 31, 2026.

$350M
$300M
$250M
$200M
$150M
$100M
$50M
$0M
3.1 Yrs
WA Asset Maturity
5.5 Yrs
WA Debt Maturity
$38.2M
$77.9M
$111.7M
$201.1M
$290.0M
$245.2M
$65.0M
$147.8M
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
As of March 31, 2026 and December 31, 2025, we had approximately $290.0 million and $277.0 million, respectively, in outstanding borrowings from the ING Credit Facility and availability as determined under the borrowing base of the ING
Credit Facility of $10 million.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Credit Facility for the three months ended March 31, 2026 and March 31, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Interest expense	$3,473	$3,198
Non-usage fee (1)	66	47
Amortization of financing costs	201	138
Weighted average interest rate (2)	6.55%	7.25%
Weighted average outstanding balance	$215,104	$178,810
(1)Non-usage fee is applicable to the undrawn portion of the credit facilities.
(2) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period. Excludes non-usage fees and amortization of deferred financing costs, each presented as separate line items in the table above.
SBA-Guaranteed Debentures
The following illustration summarizes the Company's SBA-guaranteed debentures issued through its SBIC and SSBIC subsidiaries, including outstanding balances, available capacity, and applicable interest rates, as of March 31, 2026.

100% Utilized
$175.0M DRAWN
31% Utilized
$55.0M DRAWN

SBIC License

LAFAYETTE SQUARE SBIC, LP

Licensed	February 1, 2023
Outstanding	$175.0M
Max Debentures	$175.0M
Rate Range	4.380% - 5.035%

SSBIC License

LAFAYETTE SQUARE SSBIC, LP

Licensed	September 12, 2024
Outstanding	$55.0M
Max Debentures	$175.0M
Rate Range	4.532% - 4.963%

$230M

Total SBA debentures outstanding

$350M

Combined maximum capacity[(1)]

4.99%

WTD. AVG. Rate

(1) Combined maximum capacity of $350M represents the aggregate licensed debenture limit across Lafayette Square
SBIC, LP and Lafayette Square SSBIC, LP. As of March 31, 2026, the Company has received SBA commitments of
$290.0M in aggregate, with $230.0M currently outstanding.

LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including periodic examination by the SBA. As of March 31, 2026 and December 31, 2025, LS SBIC LP and
LS SSBIC LP had a combined regulatory capital of $175.0 million and $110.0 million, respectively. SBA-guaranteed debentures outstanding were $230.0 million as of both March 31, 2026 and December 31, 2025. SBA debentures are non-
recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate on the SBA debentures is fixed at the time of issuance, which is often referred to as pooling, at a market-driven spread over 10-year
U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC LP and LS SSBIC LP  may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns. These amounts are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes our SBA-guaranteed debentures as of March 31, 2026 (dollar amounts in thousands, except per share data, unless otherwise indicated):

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	9,995	4.53%	0.347%
June 27, 2025	September 1, 2035	$27,500	4.53%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three months ended March 31, 2026 and March 31, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Interest expense	$2,807	$2,401
Non-usage fee	—	—
Amortization of financing costs	304	231
Weighted average interest rate (1)	4.95%	5.05%
Weighted average outstanding balance	$230,000	$192,949
(1) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period.
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
As of March 31, 2026, the carrying amount of the Company’s borrowings under the Notes approximated its fair value. As of March 31, 2026, unamortized debt issuance costs of $1.5 million are being deferred and amortized over the remaining term of the Notes. As of March 31, 2026, the Notes had an outstanding balance of $65.0 million.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Notes for the three months ended March 31, 2026 and March 31, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Interest expense	$1,117	$—
Non-usage fee	—	—
Amortization of financing costs	86	—
Weighted average interest rate (1)	7.00%	—%
Weighted average outstanding balance	$65,000	$—
(1) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of
March 31, 2026 and December 31, 2025, we were not party to any off-balance sheet arrangements.
Recent Developments
On April 2, 2026, the Company invested in a senior secured first lien term loan in Florida Solid Solutions LLC, totaling
$9.1 million, bearing an interest rate of 3M Term SOFR + 6.25%, maturing on April 2, 2031.
On April 2, 2026, the Company invested in a senior secured first lien term loan in Mission Critical Group LLC, totaling
$12.3 million, bearing an interest rate of 3M Term SOFR + 5.50%, maturing on October 1, 2030.

On April 2, 2026, the Company invested in a senior secured first lien revolver credit facility in Rotolo Consultants Inc, with a funding of $0.5 million. This loan bears an interest rate of 3M Term SOFR + 5.50%, and matures on January 31,
2031.
On April 10, 2026, the Company invested in a senior secured first lien term loan in Rock Gate Capital, LLC totaling $0.8 million, bearing an interest rate of 3M Term SOFR + 6.75%, maturing on May 30, 2029.
On April 10, 2026, the Company made an additional equity investment in Lafayette Square SBLC, LLC totaling $1.0 million.
On April 15, 2026, Ironhorse Purchaser, LLC repaid in full its outstanding senior secured first lien 2023 incremental term loan, with aggregate repayments totaling approximately $9.8 million.
On April 15, 2026, the Company invested in a senior secured first lien revolver credit facility in Trilon Group LLC, with a funding of $0.1 million. This loan bears an interest rate of 3M Term SOFR + 4.50%, and matures on May 25, 2029.
On April 22, 2026, the Company invested in a senior secured first lien term loan in Sand Lake Outsourcing Intermediate,
LLC, totaling $19.2 million, bearing an interest rate of 3M Term SOFR + 6.50%, maturing on January 28, 2031. On April
22, 2026, the Company also committed to a senior secured first lien revolver credit facility in Sand Lake Outsourcing
Intermediate, LLC, with total commitments of $0.7 million, bearing an interest rate of 3M Term SOFR + 6.50%, maturing on January 28, 2031.
On May 7, 2026, Zero Waste Recycling LLC repaid in full its outstanding senior secured first lien term loan and delayed draw term loan, with aggregate repayments totaling approximately $17.5 million. The Company retains its structured equity position in Zero Waste Recycling LLC.
In addition, as of April 24, 2026, we had an investment backlog and pipeline of approximately $221.3 million and $809.8 million, respectively. For purposes of this Report, “investment backlog” includes transactions approved by the Adviser’s investment committee and/or for which we have issued a formal mandate, letter of intent or a term sheet. We therefore believe such investments have a strong likelihood of closing. The term “investment pipeline” includes transactions where initial due diligence has begun and/or analysis is in process, but we have issued no formal mandate, letter of intent or term sheets to the prospective borrower. The consummation of any of the investments in our backlog and pipeline depends upon one or more of the following occurring: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot make any assurances that we will make any of these investments or that we will sell all or any portion of these investments.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of March 31, 2026, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of March 31, 2026, approximately
84.6% of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments  with a SOFR floor (including investments bearing a prime interest rate contracts) and approximately 15.4% of investments at fair value represent non floating-rate investments. Additionally, our ING Credit Facility is also subject to a floating interest rate and currently paid on a floating SOFR rates. Interest expense is calculated based on outstanding secured borrowings as of March 31, 2026 and based on the terms of our ING
Credit Facility. Interest expense on our ING Credit Facility is calculated using the stated interest rate as of March 31, 2026, adjusted for the hypothetical changes in rates, as shown below. Our pooled SBA debentures and the Notes bear interest at fixed rates. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026, the following table shows the expected annual impact on net investment income of base rate changes in interest rates for our settled debt investments
(considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure (dollar amounts in thousands, except per share data, unless otherwise indicated):

	March 31, 2026
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$21,333	$(8,699)	$12,634
Up 200 basis points	$14,215	$(5,800)	$8,415
Up 100 basis points	$7,096	$(2,900)	$4,196
Down 100 basis points	$(7,096)	$2,900	$(4,196)
Down 200 basis points	$(14,192)	$5,800	$(8,392)
Down 300 basis points	$(19,423)	$8,699	$(10,724)
Because certain floating rate debt investments are subject to interest rate floors, the estimated reduction in interest income in down-rate scenarios is smaller in magnitude than the corresponding estimated increase in up-rate scenarios. Our floating rate borrowings do not contain interest rate floors and are reflected symmetrically across both rising and declining rate scenarios.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of March 31, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive
Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.
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
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
in Internal Control — Integrated Framework issued in 2013. Based on the assessment, management believes that, as of
March 31, 2026, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act, that occurred during our most recently completed fiscal quarter ended March 31, 2026  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item
1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended March 31, 2026, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31,
2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the three months ended March 31, 2026 were reported in our current reports on
Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of
Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules

No.	Description
3.1	Certificate of Incorporation of the Registrant (filed as part of the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference).
3.2	Amendment to Certificate of Incorporation (filed as part of Registrant’s Current Report on Form 8-K filed on May 19, 2022 and incorporated herein by reference.)
3.3	Bylaws (filed as part of the Registrant’s Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference.)
3.4	First Amendment to Bylaws (filed as part of Registrant’s Current Report on Form 8-K filed on May 16, 2022 and incorporated herein by reference.)
3.5	Second Amendment to Bylaws (filed as part of Registrant’s Current Report on Form 8-K filed on June 8, 2023 and incorporated herein by reference.)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lafayette Square USA, Inc.

Date: May 8, 2026	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: May 8, 2026	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 8, 2026.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the Board of Directors
Damien Dwin

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu