Form 10-Q
period 2026-06-30
Lafayette Square USA, Inc.
filed 2026-08-03
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026

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
As of June 30, 2026, there was no established public market for the registrant’s common shares.
As of August 3, 2026, the Registrant had 34,293,627 shares of common stock, $0.001 par value per share, outstanding.

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
•the impact of economic recessions or downturns and any resulting harm to our operating results;
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
•the ability of our subsidiaries to maintain their small business investment companies licenses from the U.S. Small
Business Administration (the “SBA”), including the license for a small business investment company (“SBIC”)

currently held by Lafayette Square SBIC, LP and the license for a specialized small business investment company
(“SSBIC”) currently held by Lafayette Square SSBIC, LP, and the potential benefits from having such licenses;
•our ability to adhere to and meet our goals, including our Goal2030™ (as defined in this report);
•our ability to deploy at least 51% of our invested capital in Working Class Areas (as defined in this report);
•our ability to improve the retention, well-being, and productivity of employees in our portfolio companies;
•our ability to enhance the risk-adjusted financial returns of our portfolio companies;
•our ability to encourage our portfolio companies to adopt Managerial Assistance Recommendations (as defined in this report);
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

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $915,704 and $737,077 as of June 30, 2026 and December 31, 2025, respectively)	$901,931	$736,333
Non-controlled/affiliated investments at fair value (amortized cost of $26,098 and $22,443 as of June 30, 2026 and December 31, 2025, respectively)	28,015	22,127
Controlled/affiliated investments at fair value (amortized cost of $53,925 and $30,921 as of June 30, 2026 and December 31, 2025, respectively)	53,712	30,753
Cash and cash equivalents	154,813	199,187
Deferred financing costs	8,568	9,575
Interest receivable	6,990	2,964
Other assets	2,247	2,534
Total assets	$1,156,276	$1,003,473

Liabilities
Secured borrowings (see Note 5)	$299,982	$276,982
SBA-guaranteed debentures (see Note 5)	230,000	230,000
Notes payable, net of deferred financing costs of $1,426 and $1,598, respectively (see Note 5)	63,574	63,402
Unsettled trades payable	42,189	—
Distributions payable	9,704	9,239
Interest and financing payable	7,711	7,517
Management fee payable (see Note 6)	2,045	1,841
Incentive fee payable (see Note 6)	1,788	1,516
Accounts payable and accrued expenses	1,410	1,223
Income tax payable	856	178
Due to affiliate	167	246
Total liabilities	659,426	592,144
Commitments and Contingencies (See Note 7)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 34,293,627 and 27,776,022 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively)	34	28
Paid-in capital in excess of par	506,762	410,747
Distributable earnings (losses)	(9,946)	554
Total net assets	496,850	411,329
Total liabilities and net assets	$1,156,276	$1,003,473

Net asset value per common share	$14.49	$14.81
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment Income:
Non-controlled/non-affiliated investments:
Interest income (see Note 2)	$23,553	$19,775	$44,471	$36,278
Fee income	141	359	521	1,086
Non-controlled/affiliated investments:
Interest income	106	69	198	716
Controlled/affiliated investments:
Interest income	116	—	147	—
Interest from cash and cash equivalents	713	1,034	1,641	2,472
Total investment income	24,629	21,237	46,978	40,552

Expenses:
Interest and financing expenses (see Note 5)	$8,267	$7,254	$16,321	$13,269
Management fee (see Note 6)	2,045	1,585	3,927	3,063
Incentive fee (see Note 6)	1,788	1,620	3,391	3,134
Administrative services fee (see Note 6)	600	450	1,100	900
Professional fees	517	350	1,076	659
General and administrative expenses	444	590	972	840
Income tax expense	678	41	678	670
Directors' fees	146	80	271	160
Organizational costs (see Note 2)	—	75	—	75
Total expenses	14,485	12,045	27,736	22,770
Net investment income (loss)	10,144	9,192	19,242	17,782

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments:
Net realized gains (losses) on investments in non- controlled/non-affiliated investments	—	24	—	82
Total net realized gains (losses) on investments	—	24	—	82
Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	(8,812)	(552)	(13,029)	347
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	2,349	441	2,233	2,041
Net change in unrealized gains (losses) on investments in controlled/affiliated investments	(9)	—	(45)	—
Total net change in unrealized gains (losses) on investments	(6,472)	(111)	(10,841)	2,388
Net increase (decrease) in net assets resulting from operations	$3,672	$9,105	$8,401	$20,252

Lafayette Square USA, Inc.
Consolidated Statements of Operations (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Weighted average common shares outstanding	29,652,829	24,217,260	28,802,536	24,098,036
Earnings (loss) per common share (basic and diluted)	$0.12	$0.38	$0.29	$0.84
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, March 31, 2025	24,096,013	$24	$355,594	$3,955	$359,573
Capital transactions:
Issuance of common stock	—	—	—	—	—
Reinvestment of stockholder distributions	197,026	—	2,920	—	2,920
Net increase in net assets from capital transactions	197,026	—	2,920	—	2,920
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,192	9,192
Net realized gain (loss)	—	—	—	24	24
Net change in unrealized gain (losses)	—	—	—	(111)	(111)
Total increase (decrease) in net assets resulting from operations	—	—	—	9,105	9,105
Distributions to stockholders from:
Distributable earnings	—	—	—	(8,503)	(8,503)
Total distributions to stockholders	—	—	—	(8,503)	(8,503)
Total increase (decrease) for the three months ended June 30, 2025	197,026	—	2,920	602	3,522
Balance, June 30, 2025	24,293,039	$24	$358,514	$4,557	$363,095

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, March 31, 2026	29,313,127	$29	$433,470	$(3,914)	$429,585
Capital transactions:
Issuance of common stock	4,886,588	5	71,904	—	71,909
Reinvestment of stockholder distributions	93,912	—	1,388	—	1,388
Net increase in net assets from capital transactions	4,980,500	5	73,292	—	73,297
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	10,144	10,144
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized gain (losses)	—	—	—	(6,472)	(6,472)
Total increase (decrease) in net assets resulting from operations	—	—	—	3,672	3,672
Distributions to stockholders from:
Distributable earnings	—	—	—	(9,704)	(9,704)
Total distributions to stockholders	—	—	—	(9,704)	(9,704)
Total increase (decrease) for the three months ended June 30, 2026	4,980,500	5	73,292	(6,032)	67,265
Balance, June 30, 2026	34,293,627	$34	$506,762	$(9,946)	$496,850

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2024	23,797,438	$24	$351,181	$1,201	$352,406
Capital transactions:
Issuance of common stock	116,132	—	1,721	—	1,721
Reinvestment of stockholder distributions	379,469	—	5,612	—	5,612
Net increase in net assets from capital transactions	495,601	—	7,333	—	7,333
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	17,782	17,782
Net realized gain (loss)	—	—	—	82	82
Net change in unrealized gain (losses)	—	—	—	2,388	2,388
Total increase (decrease) in net assets resulting from operations	—	—	—	20,252	20,252
Distributions to stockholders from:
Distributable earnings	—	—	—	(16,896)	(16,896)
Total distributions to stockholders	—	—	—	(16,896)	(16,896)
Total increase (decrease) for the six months ended June 30, 2025	495,601	—	7,333	3,356	10,689
Balance, June 30, 2025	24,293,039	$24	$358,514	$4,557	$363,095

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2025	27,776,022	$28	$410,747	$554	$411,329
Capital transactions:
Issuance of common stock	6,330,982	6	93,251	—	93,257
Reinvestment of stockholder distributions	186,623	—	2,764	—	2,764
Net increase in net assets from capital transactions	6,517,605	6	96,015	—	96,021
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	19,242	19,242
Net realized gain (loss)	—	—	—	—	—
Net change in unrealized gain (losses)	—	—	—	(10,841)	(10,841)
Total increase (decrease) in net assets resulting from operations	—	—	—	8,401	8,401
Distributions to stockholders from:
Distributable earnings	—	—	—	(18,901)	(18,901)
Total distributions to stockholders	—	—	—	(18,901)	(18,901)
Total increase (decrease) for the six months ended June 30, 2026	6,517,605	6	96,015	(10,500)	85,521
Balance, June 30, 2026	34,293,627	$34	$506,762	$(9,946)	$496,850
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$8,401	$20,252
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	—	(82)
Net change in unrealized (gain) loss on investments	10,841	(2,388)
Purchases of investments	(283,814)	(285,770)
Net accretion of discount on investments	(2,393)	(1,132)
Proceeds from sales and repayments of investments	80,921	114,244
Amortization of deferred financing costs	1,181	772
Changes in operating assets and liabilities:
Interest receivable	(4,026)	(1,805)
Due from affiliate	—	(178)
Other assets	287	(1,998)
Unsettled trades payable	42,189	—
Deferred revenue payable	—	(1,012)
Accounts payable and accrued expenses	187	111
Management fee payable	204	210
Incentive fee payable	272	42
Interest and financing payable	194	1,642
Income tax payable	678	393
Due to affiliate	(79)	523
Net cash provided by (used in) operating activities	(144,957)	(156,176)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	93,257	1,721
Distributions paid	(15,672)	(10,634)
Proceeds from secured borrowings	213,500	118,750
Repayments of secured borrowings	(190,500)	(72,500)
Proceeds from SBA-guaranteed debentures	—	37,495
Deferred financing costs paid	(2)	(1,789)
Net cash provided by (used in) financing activities	100,583	73,043

Net increase (decrease) in cash and cash equivalents	(44,374)	(83,133)
Cash and cash equivalents at beginning of period	199,187	202,452
Cash and cash equivalents at end of period	$154,813	$119,319

Supplemental information (1):
Cash paid for interest	$14,879	$10,790
Shares issued from dividend reinvestment plan	$2,764	$5,612
(1) Deferred financing costs of $9,592 for the six months ended June 30, 2025, previously presented as supplemental information, have been removed to conform to the current period presentation.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
June 30, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(23)(30)	First lien senior secured loan	S+	7.40%	11.13%	10/1/2024	10/1/2029	$9,000	$8,970	$8,820	1.8%
C Speed LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	7.40%	11.13%	10/1/2024	10/1/2029	15,032	14,937	14,732	3.0%
									23,907	23,552	4.8%
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)(23)(29)	First lien senior secured loan	S+	5.50%	9.24%	1/31/2025	1/31/2031	5,283	5,270	5,283	1.1%
Rotolo Consultants, Inc.	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	5.50%	9.24%	1/31/2025	1/31/2031	4,540	4,496	4,540	0.9%
Rotolo Consultants, Inc.	(6)(7)(23)(28)	First lien senior secured loan	S+	5.50%	9.24%	1/31/2025	1/31/2031	27,779	27,955	27,779	5.6%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(8)(12)(29)(33)	First lien senior secured loan	S+	5.85%	—%	4/22/2025	4/22/2030	—	—	—	—%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(12)(28)(33)	First lien senior secured loan	S+	5.85%	9.49%	4/22/2025	4/22/2030	15,338	15,282	15,338	3.1%
TEC Services LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.50%	9.30%	1/9/2025	12/31/2029	9,850	9,850	9,850	2.0%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/12/2027	1,959	1,959	1,959	0.4%
ZWR Holdings, Inc.		Warrants				8/16/2021	2/16/2027	24,953	—	—	—%
									64,812	64,749	13.1%
Construction & Engineering
Florida Solid Solutions LLC	(6)(7)(12)(29)	First lien senior secured loan	S+	6.25%	10.00%	4/02/2026	4/02/2031	5,700	5,700	5,700	1.1%
Florida Solid Solutions LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	6.25%	9.99%	4/02/2026	4/02/2031	9,192	9,105	9,192	1.9%
Ickler Electric Corporation	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.50%	10.23%	4/17/2025	4/17/2030	43,560	43,388	43,360	8.8%
Ickler Electric Corporation	(12)(23)	Subordinated debt		14.00%	14.00%	4/17/2025	10/17/2030	1,604	1,589	1,595	0.3%
Ickler Electric Corporation	(12)	Warrants				4/17/2025	4/17/2030	37,608	—	—	—%
Synergi, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.45%	11.45%	12/19/2022	12/17/2027	19,850	19,929	19,850	4.0%
Synergi, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	7.45%	11.45%	12/19/2022	12/17/2027	250	239	250	0.1%
									79,950	79,947	16.2%
Diversified Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)(29)(3 3)	First lien senior secured loan	S+	6.95%	10.94%	12/21/2023	6/21/2028	27,528	27,479	27,528	5.5%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)(28)(3 3)	First lien senior secured loan	S+	6.95%	10.94%	12/21/2023	6/21/2028	20,226	20,075	20,226	4.1%
Med Learning Group, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.75%	9.48%	3/26/2024	12/30/2027	19,167	19,195	19,167	3.9%
Med Learning Group, LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	5.75%	9.48%	3/26/2024	12/30/2027	5,293	5,310	5,293	1.1%
Sand Lake Outsourcing Intermediate, LLC	(6)(7)(8)(30)	First lien senior secured loan	S+	6.50%	—%	4/22/2026	1/28/2031	—	(3)	—	—%
Sand Lake Outsourcing Intermediate, LLC	(6)(7)(28)	First lien senior secured loan	S+	6.50%	10.23%	4/22/2026	1/28/2031	19,248	19,156	19,157	3.9%
									91,212	91,371	18.5%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Diversified Telecommunication Services
Johnsoncomm LLC	(6)(7)(15)(23)(28)	First lien senior secured loan	S+	9.00%	12.74%	1/31/2025	1/31/2030	15,971	15,863	15,348	3.1%
									15,863	15,348	3.1%
Electrical Equipment
Electro Technical Industries, LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.50%	—%	3/31/2025	3/31/2030	—	(13)	—	—%
Electro Technical Industries, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.50%	9.17%	3/31/2025	3/31/2030	12,378	12,304	12,378	2.5%
Mission Critical Group LLC	(6)(7)(8)(29)	First lien senior secured loan	S+	5.25%	—%	4/02/2026	10/01/2030	—	(5)	—	—%
Mission Critical Group LLC	(6)(7)(8)(30)	First lien senior secured loan	S+	5.25%	—%	4/02/2026	10/01/2030	—	(4)	—	—%
Mission Critical Group LLC	(6)(7)(28)	First lien senior secured loan	S+	5.25%	8.93%	4/02/2026	10/01/2030	12,278	12,215	12,215	2.5%
									24,497	24,593	5.0%
Financial Services
Core Capital Partners II-S LP	(6)(7)(8)(23)(30)(33)	First lien senior secured loan	S+	7.50%	11.23%	10/11/2024	10/11/2027	6,187	6,136	6,187	1.2%
Core Capital Partners II-S LP	(6)(7)(23)(28)(33)	First lien senior secured loan	S+	7.50%	11.23%	10/11/2024	10/11/2027	28,000	27,876	28,000	5.6%
HVEP CARRY HOLDCO LLC	(6)(7)(28)	First lien senior secured loan	S+	6.50%	10.16%	6/03/2026	6/03/2029	8,750	8,665	8,665	1.7%
									42,677	42,852	8.5%
Food Distributors
Genuine Food Lab LLC	(6)(7)(8)(12)(29)(33)	First lien senior secured loan	S+	8.15%	—%	6/06/2025	6/06/2030	—	(20)	—	—%
Genuine Food Lab LLC	(6)(7)(12)(28)(33)	First lien senior secured loan	S+	8.15%	11.89%	6/06/2025	6/06/2030	9,975	9,896	9,809	2.0%
									9,876	9,809	2.0%
Food Products
Capital City LLC	(6)(7)(15)(29)	First lien senior secured loan	S+	8.00%	11.73%	9/20/2024	9/20/2029	619	616	616	0.1%
Capital City LLC	(6)(7)(15)(28)	First lien senior secured loan	S+	8.00%	11.73%	9/20/2024	9/20/2029	477	474	475	0.1%
OWP International LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	5.75%	9.49%	11/20/2025	11/20/2030	240	231	238	—%
OWP International LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.75%	9.49%	11/20/2025	11/20/2030	1,000	974	993	0.2%
OWP International LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.49%	11/20/2025	11/20/2030	14,925	14,795	14,813	3.0%
									17,090	17,135	3.4%
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	6.50%	10.23%	11/10/2023	11/10/2028	11,578	11,599	11,520	2.3%
MSPB MSO, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	6.50%	10.17%	11/10/2023	11/10/2028	6,000	5,978	5,970	1.2%
MSPB MSO, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.50%	10.23%	11/10/2023	11/10/2028	9,850	9,833	9,801	2.0%
									27,410	27,291	5.5%
Health Care Providers & Services
Ally Medical Holdings, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	7.00%	—%	1/15/2026	1/15/2030	—	(44)	—	—%
Ally Medical Holdings, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.00%	10.74%	1/15/2026	1/15/2030	14,375	14,250	14,375	2.9%
Prime IV Hydration & Wellness Inc.	(6)(7)(8)(15)(29)(33)	First lien senior secured loan	S+	6.50%	—%	11/25/2025	11/25/2030	—	(35)	—	—%
Prime IV Hydration & Wellness Inc.	(6)(7)(15)(28)(33)	First lien senior secured loan	S+	6.50%	10.23%	11/25/2025	11/25/2030	7,960	7,818	7,900	1.6%
Salt Dental Collective LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.75%	10.49%	3/20/2023	2/15/2028	17,497	17,411	17,497	3.5%
SMG Operating Company, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	5.00%	—%	12/5/2025	12/5/2030	—	(5)	—	—%
SMG Operating Company, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.00%	8.65%	12/5/2025	12/5/2030	8,479	8,423	8,436	1.7%
Straine Dental Management, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	7.24%	10.96%	11/25/2025	11/25/2030	123	115	123	—%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Straine Dental Management, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.42%	11.14%	11/25/2025	11/25/2030	11,729	11,685	11,729	2.4%
									59,618	60,060	12.1%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	7.00%	10.93%	1/25/2023	9/30/2026	884	884	884	0.2%
Dance Nation Holdings LLC	(6)(7)(28)	First lien senior secured loan	S+	6.95%	10.95%	8/24/2023	8/24/2028	36,749	36,625	35,922	7.2%
Dance Nation Holdings LLC	(6)(7)(30)	First lien senior secured loan	S+	6.95%	10.95%	8/24/2023	8/24/2028	5,000	4,987	4,888	1.0%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		2,000,000	1,959	1,720	0.3%
LC Hospitality, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.45%	9.18%	7/25/2024	7/25/2031	10,579	10,517	10,169	2.0%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)(23)(29)	First lien senior secured loan	S+	5.00%	—%	2/28/2025	2/28/2030	—	(11)	—	—%
Liberty Lenwich Holdings LLC	(6)(7)(15)(23)(28)	First lien senior secured loan	S+	5.00%	8.74%	2/28/2025	2/28/2030	22,268	22,382	22,268	4.5%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)(23)(30)	First lien senior secured loan	S+	5.00%	—%	2/28/2025	2/28/2030	—	(22)	—	—%
									77,321	75,851	15.2%
Independent Power & Renewable
National Carbon Technologies – California, LLC	(28)	First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	14,000	13,999	13,703	2.8%
truCurrent LLC	(6)(7)(8)(29)	First lien senior secured loan	S+	7.20%	10.94%	2/12/2024	2/12/2029	23,900	23,849	23,900	4.8%
truCurrent LLC	(6)(7)(28)	First lien senior secured loan	S+	7.20%	10.94%	2/12/2024	2/12/2029	12,500	12,434	12,500	2.5%
									50,282	50,103	10.1%
Insurance
Arrowhead Capital Group LLC	(23)	Preferred equity			10.00%	2/28/2025		15,000,000	15,000	15,000	3.0%
									15,000	15,000	3.0%
IT Services
DRS Imaging Services LLC	(6)(7)(12)(29)	First lien senior secured loan	S+	6.00%	9.73%	3/28/2025	3/28/2030	4,230	4,208	4,194	0.8%
DRS Imaging Services LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	6.00%	—%	3/28/2025	3/28/2030	—	(53)	—	—%
DRS Imaging Services LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	6.00%	9.73%	3/28/2025	3/28/2030	10,515	10,544	10,426	2.1%
Xpect Solutions, LLC	(6)(7)(8)(12)(23)(29)	First lien senior secured loan	S+	5.90%	9.63%	10/7/2024	10/7/2029	8,263	8,237	8,056	1.6%
Xpect Solutions, LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	5.90%	—%	10/7/2024	10/7/2029	—	(13)	—	—%
Xpect Solutions, LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	5.90%	9.63%	10/7/2024	10/7/2029	22,106	21,960	21,554	4.3%
									44,883	44,230	8.8%
Media
Direct Digital Holdings, LLC	(6)(7)(29)	First lien senior secured loan	S+	10.00%	13.82%	6/29/2022	12/3/2026	646	646	646	0.1%
Direct Digital Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.83%	6/29/2022	12/3/2026	9,643	7,559	9,643	1.9%
Direct Digital Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.82%	6/29/2022	12/3/2026	510	510	510	0.1%
Direct Digital Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.82%	9/8/2025	9/30/2026	3,989	3,985	3,989	0.8%
Direct Digital Holdings, LLC		Preferred Equity			10.00%	8/8/2025		18,513,285	18,513	14,255	2.9%
Direct Digital Holdings, LLC	(2)	Preferred Equity			10.00%	10/14/2025		10,475,769	7,152	8,066	1.6%
									38,365	37,109	7.4%
Professional Services
Akoma Capital Advisory LLC	(6)(7)(15)(28)	First lien senior secured loan	S+	7.00%	10.73%	3/31/2026	3/31/2029	600	594	594	0.1%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
CentralBDC Enterprises, LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.25%	8.98%	6/25/2024	6/11/2029	3,947	3,947	3,849	0.8%
CentralBDC Enterprises, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.25%	8.98%	6/25/2024	6/11/2029	20,632	20,612	20,116	4.0%
Flatworld Intermediate Corporation	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	5.45%	—%	3/25/2025	3/25/2030	—	(56)	—	—%
Flatworld Intermediate Corporation	(6)(7)(23)(28)	First lien senior secured loan	S+	5.45%	9.19%	3/25/2025	3/25/2030	39,550	39,214	39,253	7.9%
MediVisuals Solutions Inc	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	6.75%	—%	5/27/2026	5/27/2031	—	(43)	—	—%
MediVisuals Solutions Inc	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	6.75%	—%	5/27/2026	5/27/2031	—	(9)	—	—%
MediVisuals Solutions Inc	(6)(7)(12)(28)	First lien senior secured loan	S+	6.75%	10.49%	5/27/2026	5/27/2031	11,000	10,810	10,810	2.2%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.3%
Samaha & Associates LLC	(6)(7)(8)(30)	First lien senior secured loan	S+	6.25%	9.92%	5/14/2026	5/14/2031	100	81	99	—%
Samaha & Associates LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	6.25%	9.92%	5/14/2026	5/14/2031	11,471	11,359	11,357	2.3%
ZRG Partners LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	6.00%	9.73%	10/21/2024	6/14/2029	9,416	9,383	9,416	1.9%
ZRG Partners LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	P+	5.00%	11.75%	10/21/2024	6/14/2029	1,852	1,840	1,852	0.4%
ZRG Partners LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.00%	9.70%	10/21/2024	6/14/2029	11,208	11,155	11,208	2.3%
									110,387	110,054	22.2%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)(29)	First lien senior secured loan	S+	8.70%	12.70%	10/6/2023	10/6/2026	2,044	2,044	1,983	0.4%
Standard Real Estate Investments LP	(6)(7)(28)	First lien senior secured loan	S+	8.70%	12.70%	10/6/2023	10/6/2026	3,067	3,064	2,975	0.6%
									5,108	4,958	1.0%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(28)	First lien senior secured loan	S+	6.75%	10.75%	5/31/2024	5/30/2029	53,460	51,717	44,371	8.9%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(29)	First lien senior secured loan	S+	6.75%	10.75%	7/3/2025	5/30/2029	1,092	1,050	906	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(28)	First lien senior secured loan	S+	6.75%	10.75%	7/3/2025	5/30/2029	2,217	2,139	1,840	0.4%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	10/30/2025	5/30/2029	1,633	1,570	1,355	0.3%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	11/14/2025	5/30/2029	1,086	1,044	902	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	11/26/2025	5/30/2029	813	781	675	0.1%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	12/10/2025	5/30/2029	541	519	449	0.1%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	12/19/2025	5/30/2029	1,081	1,037	897	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	12/23/2025	5/30/2029	1,188	1,140	986	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	1/8/2026	5/30/2029	1,347	1,292	1,118	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	2/6/2026	5/30/2029	894	857	742	0.1%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	3/5/2026	5/30/2029	712	682	591	0.1%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	3/24/2026	5/30/2029	799	764	663	0.1%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants				5/31/2024	5/30/2029	197,747	—	—	—%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	4/10/2026	5/30/2029	797	762	662	0.1%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	4/30/2026	5/30/2029	530	506	440	0.1%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	5/29/2026	5/30/2029	950	906	788	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	6/30/2026	5/30/2029	945	900	784	0.2%
									67,666	58,169	11.7%
Transportation Infrastructure
Tyler Distribution Centers LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	4.65%	—%	3/12/2025	3/12/2030	—	(45)	—	—%
Tyler Distribution Centers LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	4.65%	8.39%	3/12/2025	3/12/2030	40,000	39,937	40,000	8.1%
									39,892	40,000	8.1%
Water Utilities
Puris LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.42%	2/20/2025	6/28/2029	1,697	1,724	1,697	0.3%
Puris LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.48%	6/28/2024	6/28/2029	8,053	8,164	8,053	1.6%
									9,888	9,750	1.9%
Total non-controlled/non-affiliated investments									915,704	901,931	181.6%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
IVM GK9 Holdings LLC		Equity				10/7/2022		14,969	4,881	5,000	1.0%
									4,881	5,000	1.0%
Diversified Consumer Services
3360 Frankford LLC	(17)	Equity				9/23/2024		2,458,671	2,459	2,459	0.5%
									2,459	2,459	0.5%
Food Products
Patti's Good Life LLC	(15)(31)	Equity				3/12/2026		15	69	69	—%
Patti's Good Life LLC	(15)(31)	Preferred Equity			12.00%	3/12/2026		70	3,396	3,396	0.7%
									3,465	3,465	0.7%
Hotels, Restaurants & Leisure
Liberty Top Holdings, LLC	(15)(18)	Equity				2/28/2025		3,000,000	3,000	3,000	0.6%
									3,000	3,000	0.6%
Professional Services
Sparrow Rock, Inc.	(15)(25)	Preferred Equity				11/12/2025		2,614,379	2,000	2,000	0.4%
									2,000	2,000	0.4%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Real Estate Management & Development
NW1LS CO-INVEST LP	(8)	Equity				4/10/2025		10,000,000	10,293	12,091	2.4%
									10,293	12,091	2.4%
Total non-controlled/affiliated investments									26,098	28,015	5.6%
Controlled/affiliated investments (10)
Financial Services
Lafayette Square Mortgage Solutions, LLC	(6)(7)(8)(29)(33)	First lien senior secured loan	S+	6.50%	—%	11/6/2025	11/6/2030	—	—	—	—%
Lafayette Square Mortgage Solutions, LLC	(8)(24)(33)	Equity				11/6/2025		100	1,150	1,150	0.2%
Lafayette Square SBLC, LLC	(26)(33)	Equity				12/30/2025		100	9,981	9,945	2.0%
									11,131	11,095	2.2%
Insurance
GELDO Inc.	(15)(19)	Preferred Equity				6/17/2025		3,857,032	$3,000	$3,000	0.6%
Lafayette Square Life Company LLC	(12)(34)	Equity				6/01/2026		100	11,837	11,837	2.4%
									14,837	14,837	3.0%
IT Services
Lafayette Square Technologies, LLC	(20)	Equity				8/4/2025		100	4,900	4,900	1.0%
									4,900	4,900	1.0%
Professional Services
Studio Lafayette, LLC	(21)(33)	Equity				8/4/2025		100	1,500	1,500	0.3%
Worker Solutions LLC	(8)(16)	Equity				12/30/2024		100	2,350	2,350	0.5%
									3,850	3,850	0.8%
Real Estate Management & Development
LSA Affordable Housing LP	(8)(27)(33)	Equity				10/20/2025		100	4,316	4,258	0.9%
Neighborhood Grocery Catalyst Fund LLC	(8)(14)	Equity				12/20/2024		100	7,791	7,672	1.5%
Truly Redlands LLC	(22)	Equity				9/30/2025		4,500	4,500	4,500	0.9%
SHaD Momentum LLC	(32)	Equity				3/30/2026		26,000	2,600	2,600	0.5%
									19,207	19,030	3.8%
Total controlled/affiliated investments									53,925	53,712	10.8%

Total Portfolio Investments									$995,727	$983,658	198.0%
Cash and cash equivalents
Cash and Cash Equivalents	(9)(23)	Money market fund						154,813	154,813	154,813	31.1%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2026

Total cash and cash equivalents	154,813	154,813	31.1%
Total Portfolio Investments, Cash and Cash Equivalents	$1,150,540	$1,138,471	229.1%

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

(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $496,850 as of June 30, 2026.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 4.00%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the
Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of each investment's most recent reset date prior to June 30, 2026. As of June 30, 2026, the reference rates for our variable rate loans were the 180-day SOFR at 3.85%, 90-day SOFR at 3.73%, and 30-day SOFR
at 3.65%.

(8)
Position or portion thereof is an unfunded loan or equity commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of June 30, 2026:

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment
First Lien Debt
Ally Medical Holdings, LLC	0.50%	Delayed Draw Term Loan	1/15/2028	$10,000
Core Capital Partners II-S LP	—%	Revolver	10/11/2027	5,813
DRS Imaging Services LLC	0.50%	Revolver	3/28/2030	4,000
Electro Technical Industries, LLC	0.50%	Revolver	3/31/2030	2,222
Flatworld Intermediate Corporation	0.50%	Revolver	3/25/2030	7,500
Florida Solid Solutions LLC	—%	Delayed Draw Term Loan	4/02/2031	2,800
Genuine Food Lab LLC	0.75%	Delayed Draw Term Loan	6/6/2028	5,000
Lafayette Square Mortgage Solutions, LLC	—%	Delayed Draw Term Loan	11/6/2030	10,000
Liberty Lenwich Holdings LLC	0.50%	Revolver	2/28/2030	3,000
Liberty Lenwich Holdings LLC	0.50%	Delayed Draw Term Loan	2/28/2027	3,000
MediVisuals Solutions Inc	0.50%	Delayed Draw Term Loan	11/27/2027	2,500
MediVisuals Solutions Inc	0.50%	Revolver	5/27/2031	500
Mission Critical Group LLC	0.50%	Delayed Draw Term Loan	4/01/2028	1,974
Mission Critical Group LLC	0.50%	Revolver	10/01/2030	686
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	4,000
OWP International LLC	0.50%	Delayed Draw Term Loan	11/20/2027	1,759
OWP International LLC	0.50%	Revolver	11/20/2030	2,000
Prime IV Hydration & Wellness Inc.	0.50%	Delayed Draw Term Loan	11/25/2026	4,000

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2026

Rotolo Consultants, Inc.	0.50%	Revolver	1/31/2031	15,460
Samaha & Associates LLC	0.50%	Revolver	5/14/2031	1,900
Sand Lake Outsourcing Intermediate, LLC	0.50%	Revolver	1/28/2031	703
SMG Operating Company, LLC	1.00%	Delayed Draw Term Loan	12/5/2027	1,500
Soapy Joe's Midco OC Holdings LLC	0.45%	Delayed Draw Term Loan	10/22/2026	5,000
Straine Dental Management, LLC	0.25%	Delayed Draw Term Loan	5/25/2027	3,618
Synergi, LLC	0.50%	Revolver	12/17/2027	4,750
TEC Services LLC	0.50%	Revolver	12/31/2029	2,000
truCurrent LLC	0.50%	Delayed Draw Term Loan	12/12/2026	1,100
Tyler Distribution Centers LLC	0.50%	Revolver	3/12/2030	6,000
Xpect Solutions, LLC	0.50%	Delayed Draw Term Loan	10/7/2026	1,625
Xpect Solutions, LLC	0.50%	Revolver	10/7/2029	2,000
ZRG Partners LLC	0.50%	Revolver	6/14/2029	673
Equity
Lafayette Square Mortgage Solutions, LLC	—%	Equity	—	18,850
LSA Affordable Housing LP	—%	Equity	—	742
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	4,828
NW1LS CO-INVEST LP	—%	Equity	—	293
Worker Solutions, LLC	—%	Equity	—	1,150
				$142,946

(9)
Cash and cash equivalents balance represents amounts held in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of June 30, 2026, $154,813 was held in FGTXX and had 7-day effective yield of 3.59%.

(10)
Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company’s non-controlled/affiliated investments and controlled/affiliated investments were as follows:

Non-controlled/affiliated investments	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2026	Investment Income
3360 Frankford LLC	$2,459	$—	$—	$—	$2,459	$—
IVM GK9 Holdings LLC	5,000	—	—	—	5,000	—
Liberty Top Holdings, LLC	3,000	—	—	—	3,000	70
NW1LS CO-INVEST LP	9,668	190	—	2,233	12,091	—
Patti's Good Life LLC	—	69	—	—	69	3
Patti's Good Life LLC	—	3,396	—	—	3,396	125
Sparrow Rock, Inc.	2,000	—	—	—	2,000	—
Non-controlled/affiliated investments	$22,127	$3,655	$—	$2,233	$28,015	$198

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2026

Controlled/affiliated investments	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of June 30, 2026	Investment Income
GELDO Inc.	$3,000	$—	$—	$—	$3,000	$—
Lafayette Square Life Company LLC	—	11,837	—	—	11,837	—
Lafayette Square Mortgage Solutions, LLC	300	850	—	—	1,150	—
Lafayette Square SBLC, LLC	5,445	4,536	—	(36)	9,945	—
Lafayette Square Technologies, LLC	3,000	1,900	—	—	4,900	—
LSA Affordable Housing LP	3,986	273	—	(1)	4,258	—
Neighborhood Grocery Catalyst Fund LLC	7,672	8	—	(8)	7,672	147
SHaD Momentum LLC	—	2,600	—	—	2,600	—
Studio Lafayette, LLC	1,000	500	—	—	1,500	—
Truly Redlands LLC	4,500	—	—	—	4,500	—
Worker Solutions LLC	1,850	500	—	—	2,350	—
Controlled/affiliated investments	$30,753	$23,004	$—	$(45)	$53,712	$147

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
June 30, 2026

(11)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.

(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns 31.25% of the equity interests in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
(16)	The Company owns 100.00% of the equity interests in Worker Solutions, LLC.
(17)	The Company owns a 66.25% of the equity interests in 3360 Frankford LLC.
(18)	The Company owns a 7.02% share in Liberty Top Holdings, LLC.
(19)	The Company owns a 27.00% share in GELDO Inc.
(20)	The Company owns a 100.00% share in Lafayette Square Technologies, LLC.
(21)	The Company owns a 100.00% share in Studio Lafayette, LLC.
(22)	The Company owns a 47.37% share in Truly Redlands LLC.
(23)	Assets are pledged as collateral for the ING Credit Facility. See Note 5 “Debt”.
(24)	The Company owns a 100.00% share in Lafayette Square Mortgage Solutions, LLC.
(25)	The Company owns a 20.00% share in Sparrow Rock, Inc.
(26)	The Company owns a 100.00% share in Lafayette Square SBLC, LLC.
(27)	The Company owns a 90.89% share in LSA Affordable Housing LP.
(28)	Represents investment in a Term Loan.
(29)	Represents investment in a Delayed Draw Term Loan.
(30)	Represents investment in a Revolving Facility.
(31)	The Company owns a 20.00% share in Patti's Good Life LLC.
(32)	The Company owns a 57.37% share in SHaD Momentum LLC.
(33)
This portfolio company has been reclassified to a different industry classification in the current-period Consolidated Schedule of Investments. The industry classification presented in the comparative Schedule of Investments reflects the classification in effect at the time of original reporting and has not been restated to reflect this reclassification.

(34)	The Company owns a 100.00% share in Lafayette Square Life Company LLC, which in turn owns a 100.00% share in Ladder Life Insurance Company.
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
See below for more information on the Company’s unfunded commitments as of December 31, 2025:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment
First Lien Debt
C Speed LLC	0.50%	Revolver	10/01/2029	4,300
Capital City LLC	—%	Delayed Draw Term Loan	9/20/2029	2,500
CentralBDC Enterprises, LLC	0.50%	Revolver	6/11/2029	295
Core Capital Partners II-S LP	—%	Revolver	10/11/2027	7,657
DRS Imaging Services LLC	0.50%	Delayed Draw Term Loan	3/28/2030	4,252
DRS Imaging Services LLC	0.50%	Revolver	3/28/2030	4,000
Electro Technical Industries, LLC	0.50%	Revolver	3/31/2030	2,222
Flatworld Intermediate Corporation	0.50%	Revolver	3/25/2030	7,200
Genuine Food Lab LLC	0.75%	Delayed Draw Term Loan	6/06/2030	5,000
Lafayette Square Mortgage Solutions, LLC	—%	Delayed Draw Term Loan	11/06/2030	10,000
Liberty Lenwich Holdings LLC	0.50%	Revolver	2/28/2030	3,000
Liberty Lenwich Holdings LLC	0.50%	Delayed Draw Term Loan	2/28/2030	3,000
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	3,390
OWP International LLC	0.50%	Delayed Draw Term Loan	11/20/2030	2,000
OWP International LLC	0.50%	Revolver	11/20/2030	2,000
Prime IV Hydration & Wellness Inc.	0.50%	Delayed Draw Term Loan	11/25/2030	4,000
Rotolo Consultants, Inc.	0.50%	Revolver	1/31/2031	16,472
SMG Operating Company, LLC	1.00%	Delayed Draw Term Loan	12/05/2027	1,500
Soapy Joe's Midco OC Holdings LLC	0.45%	Delayed Draw Term Loan	4/22/2030	5,000
Straine Dental Management, LLC	0.25%	Delayed Draw Term Loan	11/25/2030	3,741
Synergi, LLC	0.50%	Revolver	12/17/2027	3,750
TEC Services LLC	1.00%	Delayed Draw Term Loan	12/31/2029	3,000
TEC Services LLC	0.50%	Revolver	12/31/2029	2,000
Trilon Group, LLC	0.50%	Revolver	5/25/2029	915
truCurrent LLC	0.50%	Delayed Draw Term Loan	2/12/2029	15,000
Tyler Distribution Centers LLC	0.50%	Revolver	3/12/2030	6,000
Xpect Solutions, LLC	0.50%	Delayed Draw Term Loan	10/07/2029	2,500
Xpect Solutions, LLC	0.50%	Revolver	10/07/2029	2,000
ZRG Partners LLC	1.50%	Delayed Draw Term Loan	6/14/2029	1,566
ZRG Partners LLC	0.50%	Revolver	6/14/2029	926
Equity
Lafayette Square Mortgage Solutions, LLC	—%	Equity	—	19,700
LSA Affordable Housing LP	—%	Equity	—	1,014
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	4,828
NW1LS CO-INVEST LP	—%	Equity	—	332
Worker Solutions, LLC	—%	Equity	—	1,650
				$156,710

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
June 30, 2026
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

Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026. The
results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.
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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit
Insurance Corporation insurance limits. As of June 30, 2026 and December 31, 2025, the Company held $154,813 and
$199,187 in cash and cash equivalents, respectively, of which no cash or cash equivalents were restricted. Of the total cash and cash equivalents balance, $154,813 and $199,187 were held in an interest bearing money market fund, Goldman Sachs
Financial Square Government Fund (FGTXX), with U.S. Bank National Association as of June 30, 2026 and December 31,
2025, respectively. For the three and six months ended June 30, 2026, the Company earned $713 and $1,641, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company earned
$1,034 and $2,472, respectively, in interest on cash and cash equivalents balances, and the balance is included under
Interest from cash and cash equivalents in the Consolidated Statements of Operations. Investments in money market funds are categorized as Level 1 in the fair value hierarchy.
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
As of June 30, 2026, the Company had incurred $989 of organization and offering costs since inception.
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
Revenue Recognition
Investment transactions are accounted for on a trade-date basis. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. Realized gains or losses on investments are measured by the difference between the net proceeds from the disposition and the amortized cost basis of investment using specific identification method without regard to unrealized gains or losses previously recognized. The Company reports current period changes in fair value of investments that are measured at fair value as a component of the net change in unrealized appreciation (depreciation) on investments in the Consolidated Statements of Operations.

Investment Income
Interest income, including amortization of premium and accretion of discount, is recorded on the accrual basis to the extent that such amounts are expected to be collected. The Company records the accretion of discounts and amortization of premiums as interest income using the effective interest method or straight-line method, as applicable, adjusted only for material amendments or prepayments. Dividend income consists of dividends from equity investments and, if any, distributions from subsidiaries. The Company recognizes this income on the applicable record date or the ex dividend date.
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
For the three and six months ended June 30, 2026, the Consolidated Statements of Operations include PIK interest of 3.7%
and 5.2%, respectively, of total investment income. For the three and six months ended June 30, 2025, PIK interest represented 1.4% and 1.7%, respectively, of total investment income. PIK dividends of 2.9% and 3.1% of total investment income for the three and six months ended June 30, 2026, respectively, and 0.0% and 0.0% for the three and six months ended June 30, 2025, respectively, are included with cash income on the Consolidated Statements of Operations.
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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date such loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-
accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, future payments are likely to remain current. As of June 30, 2026, we had two investments on non-accrual status and one investment partially on non-accrual status. The non-accrual portion of these investments represents 2.7% of total investments at amortized cost and 2.5% of total investments at fair value. As of December 31, 2025, we had one investment partially on non-accrual status. The non-accrual portion of this investment represents 1.0% of total investments at amortized cost and 0.9% of total investments at fair value.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income, Expense
Disaggregation Disclosures (Subtopic 220-40),” (“ASU 2024-03”) which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, in each relevant expense caption. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption and retrospective application is permitted. The
Company is currently evaluating the impact on its consolidated financial statements.
Segment Reporting
In accordance with ASC Topic 280 – “Segment Reporting (ASC 280),” the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
The Company operates through a single operating and reporting segment with an investment objective to generate both current income, and to a lesser extent, capital appreciation through debt and equity investments. The chief operating decision maker (“CODM”) is comprised of the Company’s chief executive officer and chief financial officer. The CODM assesses the performance of the Company and makes operating decisions on behalf of the Company on a consolidated basis primarily based on the Company’s net increase in net assets resulting from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of any distribution to the Company’s stockholders. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheet as “total assets,” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Amortized Cost		Fair Value
First lien senior secured loans	$868,032	87.2%	$857,836	87.2%
Equity	71,627	7.1%	73,331	7.4%
Preferred equity	51,020	5.1%	47,437	4.8%
Subordinated debt	3,548	0.4%	3,554	0.4%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$995,727	100.0%	$983,658	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$690,548	87.4%	$689,683	87.4%
Equity	48,364	6.1%	47,880	6.1%
Preferred equity	46,604	5.9%	46,713	5.9%
Subordinated debt	3,425	0.4%	3,437	0.4%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$790,441	100.0%	$789,213	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2026 and December 31, 2025.
The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:
1 Empire Region: New York, New Jersey, Connecticut and Pennsylvania
2 Gulf Coast Region: Arkansas, Louisiana, Oklahoma and Texas
3 Far West: California, Hawaii and Nevada
4 Mid-Atlantic Region: Delaware, Kentucky, Maryland, North Carolina, South Carolina, Tennessee, Virginia and West
Virginia and the District of Columbia
5 Southeast Region: Alabama, Georgia, Florida, Mississippi and the territory of Puerto Rico
6 Great Lakes Region: Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin
7 Cascade Region: Alaska, Idaho, Oregon and Washington
8 Northeast Region: Maine, Massachusetts, New Hampshire, Rhode Island and Vermont
9 Four Corners Region: Arizona, Colorado, New Mexico and Utah

	June 30, 2026
	Amortized Cost		Fair Value
Empire[1]	$310,453	31.2%	$310,555	31.5%
Gulf Coast[2]	163,700	16.4%	163,387	16.6%
Far West[3]	148,656	14.9%	147,569	15.0%
Mid-Atlantic[4]	141,335	14.2%	140,269	14.3%
Southeast[5]	107,057	10.8%	107,128	10.9%
Great Lakes[6]	89,456	9.0%	79,544	8.1%
Cascade[7]	17,411	1.7%	17,497	1.8%
Northeast[8]	9,876	1.0%	9,809	1.0%
Four Corners[9]	7,783	0.8%	7,900	0.8%
Total	$995,727	100.0%	$983,658	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
Empire[1]	$246,988	31.2%	$248,561	31.4%
Far West[3]	136,579	17.3%	137,161	17.4%
Gulf Coast[2]	128,165	16.2%	131,514	16.7%
Mid-Atlantic[4]	121,155	15.3%	121,341	15.4%
Great Lakes[6]	84,567	10.7%	77,486	9.8%
Southeast[5]	37,836	4.8%	37,735	4.8%
Cascade[7]	17,461	2.2%	17,587	2.2%
Northeast[8]	9,888	1.3%	9,986	1.3%
Four Corners[9]	7,802	1.0%	7,842	1.0%
Total	$790,441	100.0%	$789,213	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Amortized Cost		Fair Value
Professional Services	$116,237	11.6%	$115,904	11.8%
Diversified Consumer Services	93,671	9.4%	93,830	9.5%
Construction & Engineering	79,950	8.0%	79,947	8.1%
Hotels, Restaurants & Leisure	80,321	8.1%	78,851	8.0%
Commercial Services & Supplies	69,693	6.9%	69,749	7.0%
Health Care Providers & Services	59,618	6.0%	60,060	6.1%
Road & Rail	67,666	6.8%	58,169	5.9%
Financial Services	53,808	5.4%	53,947	5.5%
Independent Power & Renewable	50,282	5.0%	50,103	5.1%
IT Services	49,783	5.0%	49,130	5.0%
Transportation Infrastructure	39,892	4.0%	40,000	4.1%
Media	38,365	3.9%	37,109	3.8%
Real Estate Management & Development	34,608	3.5%	36,079	3.7%
Insurance	29,837	3.0%	29,837	3.0%
Health Care Equipment & Services	27,410	2.8%	27,291	2.8%
Electrical Equipment	24,497	2.5%	24,593	2.5%
Aerospace & Defense	23,907	2.4%	23,552	2.4%
Food Products	20,555	2.1%	20,600	2.1%
Diversified Telecommunication Services	15,863	1.6%	15,348	1.6%
Food Distributors	9,876	1.0%	9,809	1.0%
Water Utilities	9,888	1.0%	9,750	1.0%
Total	$995,727	100.0%	$983,658	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
Professional Services	$81,543	10.3%	$82,156	10.4%
Commercial Services & Supplies	72,767	9.3%	72,927	9.2%
Hotels, Restaurants & Leisure	65,740	8.3%	65,974	8.4%
Construction & Engineering	55,085	7.0%	55,241	7.0%
Specialized Consumer Services	54,727	6.9%	55,080	7.0%
Road & Rail	52,124	6.6%	45,140	5.7%
Media	35,757	4.5%	39,346	5.0%
Diversified Financial Services	37,532	4.7%	37,788	4.8%
Health Care Providers & Services	37,589	4.8%	37,723	4.8%
IT Services	36,875	4.7%	37,222	4.7%
Independent Power & Renewable	36,338	4.6%	36,499	4.6%
Transportation Infrastructure	31,671	4.0%	31,994	4.1%
Real Estate Management & Development	27,486	3.5%	26,934	3.4%
Health Care Equipment & Services	23,210	2.9%	22,990	2.9%
Diversified Consumer Services	22,028	2.8%	22,127	2.8%
Aerospace & Defense	19,657	2.5%	19,512	2.5%
Insurance	18,000	2.3%	18,000	2.3%
Food Products	16,924	2.1%	16,966	2.1%
Diversified Telecommunication Services	15,872	2.0%	15,870	2.0%
Electrical Equipment	12,441	1.6%	12,538	1.6%
Gas Utilities	10,661	1.3%	10,675	1.4%
Food & Staples Retailing	9,888	1.3%	9,986	1.3%
Health Care Distributors	7,802	1.0%	7,842	1.0%
Diversified Real Estate Activities	4,343	0.5%	4,286	0.5%
Water Utilities	3,381	0.4%	3,397	0.4%
Human Resource & Employment Services	1,000	0.1%	1,000	0.1%
Total	$790,441	100.0%	$789,213	100.0%
Subsequent to December 31, 2025, the following portfolio companies were reclassified to different GICS industry categories in the Consolidated Schedule of Investments: Core Capital Partners II-S LP and Lafayette Square SBLC, LLC
(from Diversified Financial Services to Financial Services); Lafayette Square Mortgage Solutions, LLC (from Diversified
Real Estate Activities to Financial Services); LSA Affordable Housing LP (from Diversified Real Estate Activities to Real
Estate Management & Development); Genuine Food Lab LLC (from Food & Staples Retailing to Food Distributors);
Prime IV Hydration & Wellness Inc. (from Health Care Distributors to Health Care Providers & Services); Studio
Lafayette, LLC (from Human Resource & Employment Services to Professional Services); Best Friends Pet Care Holdings
Inc. (from Specialized Consumer Services to Diversified Consumer Services); and Soapy Joe's Midco OC Holdings LLC
(from Specialized Consumer Services to Commercial Services & Supplies).
As a result, Diversified Financial Services, Diversified Real Estate Activities, Food & Staples Retailing, Health Care
Distributors, Human Resource & Employment Services and Specialized Consumer Services are presented in the December
31, 2025 comparative period only. The December 31, 2025 industry classifications reflect the classifications in effect at the time of original reporting and have not been restated. See footnote (33) to the Consolidated Schedule of Investments.

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
The Company has engaged two independent third-party valuation providers to perform quarterly valuation procedures and determine estimated fair value ranges for substantially all of its illiquid investments. Certain immaterial investments are valued internally on a quarterly basis unless otherwise determined by the Valuation Committee, and are corroborated by an independent valuation firm on an annual basis. Investments that have been completed within the past three months are fair valued at cost unless there has been a material event since the completion date. If there has been a material event or if material information emerges that was not known as of the close of the transaction, the independent third-party valuation providers provide an independent valuation range. The types of valuation methodologies employed by the third-party valuation providers include discounted cash flow, recent financing and enterprise value valuation methodologies. Pursuant to the Rule 2a-5 under the 1940 Act, the Board has designated the Adviser as the Valuation Designee to perform fair value determinations relating to the value of the assets for which market quotations are not readily available, subject to the
Board's oversight.
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
The consolidated financial statements include portfolio investments at fair value of $983,658 and $789,213 as of June 30,
2026 and December 31, 2025, respectively. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of
June 30, 2026 and December 31, 2025.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$857,836	$857,836
Equity	—	—	73,331	73,331
Preferred equity	—	—	47,437	47,437
Subordinated debt	—	—	3,554	3,554
Convertible note	—	—	1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$983,658	$983,658

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$689,683	$689,683
Equity	—	—	47,880	47,880
Preferred equity	—	—	46,713	46,713
Subordinated debt	—	—	3,437	3,437
Convertible note	—	—	1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$789,213	$789,213

The carrying value of the Credit Facility and SBA guaranteed debentures approximates fair value as of June 30, 2026 and
December 31, 2025 and would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the six months ended June 30, 2026 and June 30, 2025.

	For the six months ended June 30, 2026
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Convertible Note	Warrants	Total Investments
Balance as of December 31, 2025	$689,683	$3,437	$47,880	$46,713	$1,500	$—	$789,213
Purchases of investments and other adjustments to cost	256,012	123	23,263	4,416	—	—	283,814
Proceeds from sales and repayments of investments	(80,921)	—	—	—	—	—	(80,921)
Net realized gain (loss)	—	—	—	—	—	—	—
Net accretion of discount on investments	2,393	—	—		—	—	2,393
Net change in unrealized gain (loss) on investments	(9,331)	(6)	2,188	(3,692)	—	—	(10,841)
Balance as of June 30, 2026	$857,836	$3,554	$73,331	$47,437	$1,500	$—	$983,658

	For the six months ended June 30, 2025
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Convertible Note	Warrants	Total Investments
Balance as of December 31, 2024	$540,195	$1,712	$12,028	$1,652	$1,500	$—	$557,087
Purchases of investments and other adjustments to cost	252,190	1,555	32,025	—	—	—	285,770
Proceeds from sales and repayments of investments	(113,697)	—	(547)	—	—	—	(114,244)
Net realized gain (loss)	82	—	—	—	—	—	82
Net accretion of discount on investments	1,132	—	—	—	—	—	1,132
Net change in unrealized gain (loss) on investments	(160)	26	2,156	366	—	—	2,388
Balance as of June 30, 2025	$679,742	$3,293	$45,662	$2,018	$1,500	$—	$732,215
For the six months ended June 30, 2026, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on June 30, 2026 was $(10,841) as shown on the Consolidated Statements of Operations. For the six
months ended June 30, 2025, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on June 30, 2025 was $2,388 as shown on the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/
amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2026 and June 30, 2025.

Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The table below is not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the
Company.
The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2026 and December 31, 2025.

					Range
	Fair Value, as of June 30, 2026	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$719,902	Discounted Cash Flow	Discount Rate	11.0%	8.7%	24.8%
First lien senior secured loans	58,169	Waterfall Analysis	EV/EBITDA	7.0x	6.0x	8.0x
First lien senior secured loans	79,765	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Equity	35,623	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Equity	12,091	Discounted Cash Flow	Discount Rate	16.0%	15.5%	16.5%
Equity	25,617	Waterfall Analysis	EV/EBITDA	2.9x	1.0x	7.5x
Subordinated debt	1,959	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Subordinated debt	1,595	Discounted Cash Flow	Discount Rate	12.8%	12.8%	12.8%
Preferred equity	8,395	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Preferred equity	15,000	Discounted Cash Flow	Discount Rate	10.0%	10.0%	10.0%
Preferred equity	24,042	Waterfall Analysis	EV/EBITDA	0.7x	0.6x	0.9x
Convertible note	1,500	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Warrants	—	Waterfall Analysis	EV/EBITDA	0.0x	0.0x	0.0x
Total Level 3 Assets	$983,658

					Range
	Fair Value, as of December 31, 2025	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$575,915	Discounted Cash Flow	Discount Rate	10.0%	7.9%	12.8%
First lien senior secured loans	59,426	Waterfall Analysis	EV/EBITDA	5.0x	1.0x	7.3x
First lien senior secured loans	54,342	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Subordinated debt	1,883	Waterfall Analysis	EV/EBITDA	8.3x	8.0x	8.5x
Subordinated debt	1,554	Discounted Cash Flow	Discount Rate	14.4%	14.4%	14.4%
Equity	39,880	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Equity	8,000	Waterfall Analysis	EV/EBITDA	6.1x	5.8x	6.8x
Preferred equity	5,000	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Preferred equity	15,000	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
Preferred equity	26,713	Waterfall Analysis	EV/EBITDA	1.5x	1.0x	8.3x
Convertible note	1,500	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Warrants	—	Waterfall Analysis	EV/EBITDA	0.0x	0.0x	0.0x
Total Level 3 Assets	$789,213
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
June 30, 2026 and December 31, 2025, the Company’s asset coverage ratios based on the aggregate amounts of senior securities outstanding were 236.7% and 220.8%, respectively.

The facilities of the Company consist of the following:

	June 30, 2026			December 31, 2025
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$300,000	$299,982	$18	$300,000	$276,982	$23,018
SBA-Guaranteed Debentures	290,000	230,000	60,000	290,000	230,000	60,000
Note payable	65,000	65,000	—	65,000	65,000	—
Total	$655,000	$594,982	$60,018	$655,000	$571,982	$83,018
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the three and six months ended June 30, 2026 and June 30, 2025:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Interest expense	$7,617	$6,853	$15,014	$12,453
Non-usage fee (1)	60	(3)	126	44
Amortization of deferred financing costs	590	404	1,181	772
Weighted average interest rate (2)	5.89%	6.06%	5.89%	6.08%
Weighted average outstanding balance	$518,565	$453,411	$514,358	$412,810
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
Amounts drawn under the ING Credit Facility in U.S. dollars bear interest at either (i) term SOFR plus margin of 2.70%
per annum, or (ii) the alternate base rate plus margin of 1.70% per annum. In each case, the annual interest rate is adjustable based on a sustainability-linked loan pricing structure that directly references Goal2030™, the Company's proprietary framework of measurable objectives with respect to its portfolio companies, including (1) increasing employment opportunities by assisting portfolio companies in creating and/or retaining 100,000 Working Class Jobs and
150,000 jobs overall, (2) incentivizing at least 50% of borrowers to adopt third-party employee benefit services or human resources policy changes, and (3) encouraging economic growth in Working Class Areas by investing at least 50% of assets in companies located in or that are Substantial Employers of Working Class People (for a full description of
Goal2030™, see "Item 1. Business" in the Company's Annual Report on Form 10-K for the year ended December 31,
2025), with ING acting as the sole Sustainability Structuring Agent. Following completion of the annual benchmark review for the year ended December 31, 2025, as verified by an independent third-party auditor, the Company met two of the three applicable benchmarks. As a result, effective May 6, 2026, the applicable interest rate margin has been reduced by 8 basis points from 2.75% to 2.67% and the commitment fee has been reduced by 1.6 basis points, in accordance with the terms of the credit agreement. The Company may elect either the term SOFR or alternate base rate at the time of each drawdown, and loans denominated in U.S. dollars may be converted from one rate to another at any time at the Company’s option, subject to certain conditions. Amounts drawn under the ING Credit Facility in other permitted currencies bear interest at the relevant rate specified in such facility plus an applicable margin (including any applicable credit spread adjustment).
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
On December 12, 2024, the Company entered into a joinder agreement (the “First Lender Joinder Agreement”) under the accordion feature in the ING Credit Facility pursuant to which the aggregate commitments under the ING Credit Facility increased from $150 million to $175 million. The parties to the First Lender Joinder Agreement include the Company,
BankUnited, N.A., as additional lender, the Subsidiary Guarantors party to such agreement and the Administrative Agent.
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
As amended as of June 30, 2026, the ING Credit Facility allows us to borrow up to $300 million, subject to certain restrictions, including availability under the borrowing base.
As of June 30, 2026 and December 31, 2025, we had approximately $300.0 million and $277.0 million, respectively, in outstanding borrowings from the ING Credit Facility and availability as determined under the borrowing base of the ING
Credit Facility of $0.0 million.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Credit Facility for the three and six months ended June 30, 2026 and June 30, 2025:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Interest expense	$3,622	$4,327	$7,095	$7,525
Non-usage fee (1)	60	(3)	126	44
Amortization of financing costs	201	158	402	296
Weighted average interest rate (2)	6.50%	6.95%	6.52%	7.08%
Weighted average outstanding balance	$223,565	$249,702	$219,358	$214,452
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
SBA-Guaranteed Debentures
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of June 30, 2026 and December 31, 2025,
LS SBIC LP and LS SSBIC LP had a combined regulatory capital of $175.0 million and $110.0 million, respectively.
SBA-guaranteed debentures outstanding were $230.0 million as of both June 30, 2026 and December 31, 2025. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year
U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC LP and LS SSBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.

The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes the Company’s SBA-guaranteed debentures as of June 30, 2026:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	9,995	4.53%	0.347%
June 27, 2025	September 1, 2035	27,500	4.53%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2026 and June 30, 2025:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Interest expense	$2,838	$2,526	$5,645	$4,928
Non-usage fee	—	—	—	—
Amortization of financing costs	303	246	607	476
Weighted average interest rate (1)	4.95%	4.98%	4.95%	5.01%
Weighted average outstanding balance	$230,000	$203,709	$230,000	$198,359
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
In addition, the Company is obligated to offer to repay the Notes at 100% of the principal amount of such Notes, together with interest on such Notes accrued to the date of prepayment, if certain change in control events occur.
The Notes were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The
Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. The Company intends to use the net proceeds from this offering for its general corporate purposes.
As of June 30, 2026, the carrying amount of the Company’s borrowings under the Notes approximated its fair value. As of
June 30, 2026, unamortized debt issuance costs of $1,426 are being deferred and amortized over the remaining term of the
Notes. As of June 30, 2026, the Notes had an outstanding balance of $65,000.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Notes for the three and six months ended June 30, 2026 and June 30, 2025:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Interest expense	$1,157	$—	$2,274	$—
Non-usage fee	—	—	—	—
Amortization of financing costs	86	—	172	—
Weighted average interest rate (1)	7.14%	—%	7.06%	—%
Weighted average outstanding balance	$65,000	$—	$65,000	$—
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

For the three and six months ended June 30, 2026, the Company incurred Management Fees of $2.0 million and $3.9 million, respectively. For the three and six months ended June 30, 2025, the Company incurred Management Fees of $1.6 million and $3.1 million, respectively. As of June 30, 2026 and December 31, 2025, there was $2.0 million and $1.8 million of Management Fee payable to the Adviser, respectively.
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
Following a Liquidity Event, we will pay the Adviser the Income-Based Fee as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our
Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25%;
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.52% (6.06% annualized). The “catch-up” is meant to provide the Adviser with approximately 17.5%
of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.52% in any calendar quarter; and

•17.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.52% (6.06% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved,
17.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.
For the three and six months ended June 30, 2026, the Company incurred Income-Based Fees of $1.8 million and $3.4 million, respectively. For the three and six months ended June 30, 2025, the Company incurred Income-Based Fees of $1.6 million and $3.1 million, respectively. As of June 30, 2026 and December 31, 2025, $1.8 million and $1.5 million, respectively, remained payable to the Adviser.
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
For the three and six months ended June 30, 2026 and June 30, 2025, the Company has not incurred any Capital Gains
Fees.
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
For the three and six months ended June 30, 2026, the Company incurred $0.6 million and $1.1 million, respectively, in fees under the Administrative Agreement. For the three and six months ended June 30, 2025, the Company incurred $0.5 million and $0.9 million, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2026 and
December 31, 2025, $1.2 and $0.0 million, respectively, were prepaid under the Administrative Agreement and included in
Other assets in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the Company's commencement of operations.
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
Due to/from Affiliate
From time to time, the Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of
June 30, 2026 and December 31, 2025, $167 and $246, respectively, were included in the Due to Affiliate line item in the
Consolidated Statements of Assets and Liabilities for reimbursable expenses paid by the Administrator on behalf of the
Company. As of June 30, 2026 and December 31, 2025, there were no balances included in the Due from Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses due from the Administrator on behalf of the Company.
Note 7. Commitments and Contingencies
As of June 30, 2026, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. The Company had the following unfunded commitments to fund investments as of the indicated dates:

	Par Value as of	Par Value as of
	June 30, 2026	December 31, 2025
Unfunded debt securities	$117,083	$129,186
Unfunded equity securities	25,863	27,524
Total unfunded commitments	$142,946	$156,710
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
No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940
Act). For the three and six months ended June 30, 2026, the Company accrued $146 and $271, for directors’ fees expense, respectively. For the three and six months ended June 30, 2025, the Company accrued $80 and $160, for directors’ fees expense, respectively.

Note 9. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended
June 30, 2026 and June 30, 2025:

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$3,672	$9,105	$8,401	$20,252
Weighted average common shares outstanding	29,652,829	24,217,260	28,802,536	24,098,036
Earnings (loss) per common share (basic and diluted):	$0.12	$0.38	$0.29	$0.84
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
As of June 30, 2026 and December 31, 2025, the Company had closed capital commitments totaling $483.7 million and
$411.2 million, respectively, for the private placement of the Company's common stock, of which $0  and $20.4 million, respectively, were uncalled.

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
March 27, 2026	1,444,394	$21,348	$14.78
June 26, 2026	4,886,588	71,909	14.72
Total	6,330,982	$93,257	$14.73

Share Issuance Date	Shares Issued	Amount	Average Offering Price per Share
March 26, 2025	116,132	$1,721	$14.82
Total	116,132	$1,721	$14.82
Distributions
Distributions to common stockholders are recorded on the record date. The Company has elected to be taxed as a RIC under Subchapter M of the IRC. As a RIC, the Company is required to distribute an amount at least equal to 90% of its investment company taxable income to its stockholders, determined without regard to any deduction for such distributions paid, in order to be eligible for tax benefits allowed to a RIC under Subchapter M of the IRC. The Company anticipates paying out as a distribution all or substantially all of those amounts. The amount to be paid out is determined by the Board and is based on management's estimate of the Company's annual taxable income. Net realized capital gains, if any, may be distributed to stockholders or retained for reinvestment.
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
For the six months ended June 30, 2026, the following table summarizes the distributions declared on shares of the
Company’s common stock:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share
March 27, 2026	March 27, 2026	April 23, 2026	$9,197	$0.33
June 25, 2026	June 25, 2026	August 4, 2026	$9,704	$0.33
For the six months ended June 30, 2025, the following table summarizes the distributions declared on shares of the
Company’s common stock:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share
March 25, 2025	March 25, 2025	May 6, 2025	$8,393	$0.35
June 27, 2025	June 27, 2025	August 1, 2025	$8,503	$0.35
The Company has adopted a DRIP under which stockholders may elect to have their cash distributions reinvested in additional shares of the Company's common stock. The Company satisfies DRIP participation through the issuance of new shares.  When the Company issues new shares in connection with the DRIP, the issue price is equal to the net asset value per share most recently determined as of the distribution payment date. Dividend reinvestment plan activity for the six months ended June 30, 2026 and June 30, 2025 was as follows:

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Shares issued	186,623	379,469
Average issue price per share	$14.81	$14.79
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
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income
Taxes, as of June 30, 2026 and December 31, 2025.

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
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-
term capital losses. As of June 30, 2026 the Company did not have a capital loss carryforward.
For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the six months ended June 30,
2026 and for the year ended December 31, 2025, were as follows:

	For the six months ended June 30, 2026	For the year ended December 31, 2025
Ordinary Income	$18,901	$34,708
Long-term Capital Gain	$—	$—
Return of Capital	$—	$—
As of June 30, 2026 and December 31, 2025, the tax cost and estimated gross unrealized appreciation/(depreciation) from investments for federal income tax purposes were as follows.

	June 30, 2026	December 31, 2025
Tax cost	$995,964	$791,182
Gross unrealized appreciation	$3,893	$9,209
Gross unrealized depreciation	(16,829)	(11,178)
Net unrealized investment appreciation / (depreciation) on investments	$(12,936)	$(1,969)
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
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the six months ended June 30, 2026 are as follows:

For the six months ended June 30, 2026
Income tax (expense)/benefit at federal statutory tax rate	$(1,743)
Income attributable to the RIC and not subject to corporate tax	1,263
State and local income tax benefit (net of federal benefit)	(104)
Changes in Valuation Allowances	(94)
Total income tax (expense)/benefits	$(678)

At June 30, 2026, the taxable subsidiary did not have any capital loss carryforwards.
Net operating loss carryforwards are available to offset future taxable income. These net operating loss carryforwards can be carried forward indefinitely and may offset up to 80% of taxable income in any given year. Any unused portion will continue to be carried forward. As of June 30, 2026, the Company had a net operating loss carryforward for federal income tax purposes of $506.
At June 30, 2026, the Company determined a partial valuation allowance of the Company's gross deferred tax asset was required.  The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments.  Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized in full.  As a result, the Company recorded a partial valuation allowance with respect to its gross deferred tax asset for the six months ended June 30, 2026. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available.  Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the
Company’s NAV per share, which could be material.

Note 11. Financial Highlights
Below is the schedule of financial highlights of the Company for the six months ended June 30, 2026 and June 30, 2025:

Per Common Share Data:(1)	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Net asset value, beginning of period	$14.81	$14.81
Net investment income (loss)	0.67	0.74
Net realized and unrealized gain (loss)	(0.38)	0.10
Net increase (decrease) in net assets resulting from operations	0.29	0.84
Effect of offering price of subscriptions(2)	0.05	—
Distributions declared	(0.66)	(0.70)
Net asset value, end of period	$14.49	$14.95

Total return based on NAV(3)	2.27%	5.75%
Common shares outstanding, end of period	34,293,627	24,293,039
Weighted average shares outstanding	28,802,536	24,098,036
Net assets, end of period	$496,850	$363,095

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets	8.86%	10.03%
Ratio of expenses to average net assets	12.39%	12.79%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets	1.70%	1.84%
Weighted average debt outstanding	$514,358	$412,810
Total debt outstanding	$594,982	$484,482
Asset coverage ratio(4)	236.7%	242.7%
Portfolio turnover(5)	9%	18%
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares through the six months ended June 30, 2026 and June 30, 2025.
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
Company.
On July 2, 2026, the Company entered into an interest rate swap with ING Capital Markets LLC, effective July 7, 2026, with a notional amount of $65.0 million maturing August 19, 2030. Under the swap, the Company receives a fixed rate of
7.00% per annum and pays a floating rate equal to three-month Term SOFR plus a spread of 3.036%. The Company has not designated the swap as a hedging instrument under ASC 815 and will record the swap at fair value with changes in fair value recognized in earnings. As of June 30, 2026, only the related ISDA Master Agreement and Credit Support Annex had been executed and no derivative instrument existed; accordingly, no amount is recognized in the accompanying financial statements.
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
• Plains Region: Iowa, Kansas, Missouri, Montana, Nebraska, North Dakota, South Dakota and Wyoming
• Southeast Region: Alabama, Georgia, Florida, Mississippi and the territory of Puerto Rico
Our investment portfolio is managed by the Adviser, which is responsible for all origination, underwriting, structuring, and portfolio monitoring activities. The Company has no employees. As of June 30, 2026, our portfolio consisted of 62 portfolio companies with total assets of approximately $1.16 billion. For a full description of our business, investment strategy, and regulatory framework, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended
December 31, 2025.
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
14 Reflects information reported by portfolio companies as of their respective transaction closing date and additional information, as of June 30, 2026, reported by 17 of 62 portfolio companies that have participated in quarterly KPI reporting. These metrics reflect information reported by portfolio companies regarding their cumulative total number of unique employees, counting from the closing date of the Company’s investment in such portfolio company. These metrics include information reported by current portfolio companies as well as portfolio companies that have been exited by the
Company.
15 Includes all portfolio companies that have adopted Managerial Assistance Recommendations since the inception of the
BDC.
16 Includes all portfolio companies that have adopted Managerial Assistance Recommendations since the inception of the
BDC. Beginning with the period ending December 31, 2025 only debt investments are included in the lead agent calculation methodology. In previous periods, both debt and equity investments were included in the denominator of this calculation. The denominator now only includes debt investments where Lafayette Square acts as lead agent, as the lead agent role relates specifically to debt investments. The numerator reflects the number of such portfolio companies that have adopted Managerial Assistance Recommendations. The quarter ended June 30, 2025 figure reported in the Company's
Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (45%) has been corrected to 53.9% for transactions where Lafayette Square was lead agent. The correction reflects the updated methodology.

The table below sets forth our cumulative progress towards reaching Goal2030™ as of June 30, 2026 and June 30, 2025:14

Company Goal2030™ Goal	June 30, 2026	June 30, 2025
Help businesses create / retain 150,000 jobs (with 100,000 being Working Class Jobs)	36,731 total employees 20,403 Working Class People employees	30,638 total employees 14,543 Working Class People employees
50% borrowers adopting Managerial Assistance Recommendations	57.1% of the transactions (lead agent) 32.9% of our overall Portfolio Companies[15]	53.9% of the transactions (lead agent) 31.3% of our overall Portfolio Companies[16]
50% borrowers either located in Working Class Areas or are Substantial Employers of Working Class People	59.3% of the transactions (lead agent) 51.5% of our overall Portfolio Companies	54.3% of the transactions (lead agent) 51.9% of our overall Portfolio Companies
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
As of June 30, 2026 and December 31, 2025, we had no Unreimbursed Expense Payable under the Expense Support
Agreement.
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
In support of Goal2030™, we have structured the ING Credit Facility to incorporate pricing incentives tied to progress toward our key performance indicators. Following completion of the annual benchmark review for the year ended
December 31, 2025, as verified by an independent third-party auditor, the Company met two of the three applicable
Goal2030™ benchmarks. Effective May 6, 2026, the applicable interest rate margin under the ING Credit Facility has been reduced by 8 basis points and the commitment fee has been reduced by 1.6 basis points. We expect these reductions to contribute to lower interest expense under the ING Credit Facility during the applicable period.

Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the six months ended June 30, 2026 and
June 30, 2025 (information presented herein is at amortized cost in thousands, except per share data, unless otherwise indicated):

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Total Investments, beginning of period	$790,441	$556,863
New investments purchased	283,814	285,770
Net accretion of discount on investments	2,393	1,132
Net realized gains (losses) on investments	—	82
Investments sold or repaid	(80,921)	(114,244)
Total Investments, end of period	$995,727	$729,603

Portfolio companies, at beginning of period	54	34
Number of new portfolio companies	11	13
Number of exited portfolio companies	(3)	(2)
Portfolio companies, at end of period	62	45
As of June 30, 2026 and December 31, 2025, the Company’s investments consisted of the following (dollar amounts in thousands, except per share data, unless otherwise indicated):

	June 30, 2026
	Amortized Cost		Fair Value
First lien senior secured loans	$868,032	87.2%	$857,836	87.2%
Equity	71,627	7.1%	73,331	7.4%
Preferred equity	51,020	5.1%	47,437	4.8%
Subordinated debt	3,548	0.4%	3,554	0.4%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$995,727	100.0%	$983,658	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$690,548	87.4%	$689,683	87.4%
Equity	48,364	6.1%	47,880	6.1%
Preferred equity	46,604	5.9%	46,713	5.9%
Subordinated debt	3,425	0.4%	3,437	0.4%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$790,441	100.0%	$789,213	100.0%
The tables below describe investments by industry composition based on fair value as of June 30, 2026 and December 31,
2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	June 30, 2026
	Amortized Cost		Fair Value
Professional Services	$116,237	11.6%	$115,904	11.8%
Diversified Consumer Services	93,671	9.4%	93,830	9.5%
Construction & Engineering	79,950	8.0%	79,947	8.1%
Hotels, Restaurants & Leisure	80,321	8.1%	78,851	8.0%
Commercial Services & Supplies	69,693	6.9%	69,749	7.0%
Health Care Providers & Services	59,618	6.0%	60,060	6.1%
Road & Rail	67,666	6.8%	58,169	5.9%
Financial Services	53,808	5.4%	53,947	5.5%
Independent Power & Renewable	50,282	5.0%	50,103	5.1%
IT Services	49,783	5.0%	49,130	5.0%
Transportation Infrastructure	39,892	4.0%	40,000	4.1%
Media	38,365	3.9%	37,109	3.8%
Real Estate Management & Development	34,608	3.5%	36,079	3.7%
Insurance	29,837	3.0%	29,837	3.0%
Health Care Equipment & Services	27,410	2.8%	27,291	2.8%
Electrical Equipment	24,497	2.5%	24,593	2.5%
Aerospace & Defense	23,907	2.4%	23,552	2.4%
Food Products	20,555	2.1%	20,600	2.1%
Diversified Telecommunication Services	15,863	1.6%	15,348	1.6%
Food Distributors	9,876	1.0%	9,809	1.0%
Water Utilities	9,888	1.0%	9,750	1.0%
Total	$995,727	100.0%	$983,658	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
Professional Services	$81,543	10.3%	$82,156	10.4%
Commercial Services & Supplies	72,767	9.3%	72,927	9.2%
Hotels, Restaurants & Leisure	65,740	8.3%	65,974	8.4%
Construction & Engineering	55,085	7.0%	55,241	7.0%
Specialized Consumer Services	54,727	6.9%	55,080	7.0%
Road & Rail	52,124	6.6%	45,140	5.7%
Media	35,757	4.5%	39,346	5.0%
Diversified Financial Services	37,532	4.7%	37,788	4.8%
Health Care Providers & Services	37,589	4.8%	37,723	4.8%
IT Services	36,875	4.7%	37,222	4.7%
Independent Power & Renewable	36,338	4.6%	36,499	4.6%
Transportation Infrastructure	31,671	4.0%	31,994	4.1%
Real Estate Management & Development	27,486	3.5%	26,934	3.4%
Health Care Equipment & Services	23,210	2.9%	22,990	2.9%
Diversified Consumer Services	22,028	2.8%	22,127	2.8%
Aerospace & Defense	19,657	2.5%	19,512	2.5%
Insurance	18,000	2.3%	18,000	2.3%
Food Products	16,924	2.1%	16,966	2.1%
Diversified Telecommunication Services	15,872	2.0%	15,870	2.0%
Electrical Equipment	12,441	1.6%	12,538	1.6%
Gas Utilities	10,661	1.3%	10,675	1.4%
Food & Staples Retailing	9,888	1.3%	9,986	1.3%
Health Care Distributors	7,802	1.0%	7,842	1.0%
Diversified Real Estate Activities	4,343	0.5%	4,286	0.5%
Water Utilities	3,381	0.4%	3,397	0.4%
Human Resource & Employment Services	1,000	0.1%	1,000	0.1%
Total	$790,441	100.0%	$789,213	100.0%

Subsequent to December 31, 2025, the following portfolio companies were reclassified to different GICS industry categories in the Consolidated Schedule of Investments: Core Capital Partners II-S LP and Lafayette Square SBLC, LLC
(from Diversified Financial Services to Financial Services); Lafayette Square Mortgage Solutions, LLC (from Diversified
Real Estate Activities to Financial Services); LSA Affordable Housing LP (from Diversified Real Estate Activities to Real
Estate Management & Development); Genuine Food Lab LLC (from Food & Staples Retailing to Food Distributors);
Prime IV Hydration & Wellness Inc. (from Health Care Distributors to Health Care Providers & Services); Studio
Lafayette, LLC (from Human Resource & Employment Services to Professional Services); Best Friends Pet Care Holdings
Inc. (from Specialized Consumer Services to Diversified Consumer Services); and Soapy Joe's Midco OC Holdings LLC
(from Specialized Consumer Services to Commercial Services & Supplies).
As a result, Diversified Financial Services, Diversified Real Estate Activities, Food & Staples Retailing, Health Care
Distributors, Human Resource & Employment Services and Specialized Consumer Services are presented in the December
31, 2025 comparative period only. The December 31, 2025 industry classifications reflect the classifications in effect at the time of original reporting and have not been restated. See footnote (33) to the Consolidated Schedule of Investments.
The weighted average yields at amortized cost and fair value of our portfolio as of June 30, 2026 and December 31, 2025 were as follows (dollar amount in thousands, except per share data, unless otherwise indicated):

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	11.1%	11.3%	11.0%	11.0%
Subordinated debt	14.2%	14.1%	14.2%	14.1%
Convertible note	10.0%	10.0%	10.0%	10.0%
Weighted Average Yield(1)	11.1%	11.3%	11.0%	11.0%
(1) The weighted average yield of our portfolio does not represent the total return to our stockholders. Excludes equity and equity-like investments, and any debt investments placed on non-accrual.

	June 30, 2026	December 31, 2025
Number of portfolio companies	62	54
Percentage of performing debt bearing a floating rate (1)	85.7%	85.4%
Percentage of performing debt bearing a fixed rate (1)(2)	14.3%	14.6%
Weighted average spread over SOFR of all accruing floating rate investments	6.5%	6.5%
Weighted average EBITDA (in millions) (3)	$25.1	$20.0
Weighted average leverage (net debt/EBITDA) (4)	3.6x	3.6x
Weighted average interest coverage (4)	2.6x	2.6x
(1) Measured as a percentage of total portfolio investments at fair value. Excludes equity and equity-like investments, and any debt investments placed on non-accrual.
(2) Includes equity-like investments with coupon-bearing and income-generating structure notes and preferred stock investments, if applicable.
(3) Figures are based on portfolio company financial statements available to the Company at period end.
(4) Net debt includes debt that ranks both senior and equally with the tranche of debt owned by us but excludes debt that is legally and contractually subordinated in right of payment to debt owned by us. Weighted average net debt to
EBITDA is weighted based on the fair value of our debt investments, excluding investments where net debt to
EBITDA may not be the appropriate measure of credit risk. Weighted average interest coverage is weighted based on the fair value of our performing debt investments, excluding investments where interest coverage may not be the appropriate measure of credit risk. Outliers at the upper end of the range are normalized, which reduces the reported weighted average interest coverage.
During the quarter ended June 30, 2026, we received aggregate proceeds of $27.5 million from the full repayment of two portfolio company debt investments and the partial exit of one portfolio company through repayment of a term loan, with a related position remaining. Two of these repayments represented full exits from the respective portfolio companies, while the repayment from Zero Waste Recycling LLC reflects a partial exit; the Company retains a subordinated debt and warrant position, ZWR Holdings, Inc. The following table summarizes our investment dispositions during the periods presented:

Portfolio Company	Region	Industry	Payoff Date	Cash proceeds	Realized G/L
Quarter Ended June 30, 2026
Ironhorse Purchaser, LLC	Gulf Coast	Commercial Services & Supplies	4/15/2026	$9,809	$—
Zero Waste Recycling LLC	Mid-Atlantic	Commercial Services & Supplies	5/7/2026	$17,501	$—
Trilon Group	Four Corners	Construction & Engineering	6/11/2026	$198	$—
Total				$27,508	$— (1)
Quarter Ended March 31, 2026
TCFIII OWL BUYER LLC	Great Lakes	Gas Utilities	3/6/2026	$10,703	$—
Year Ended December 31, 2025
Global K9 Companies LLC	Southeast	Commercial Services & Supplies	2/12/2025	$22,434	$—
Dartpoints Operating Company LLC	Gulf Coast	IT Services	4/24/2025	$3,489	$51
Cafe Zupas, L.C.	Four Corners	Hotels, Restaurants & Leisure	6/4/2025	$11,733	$—
H.W. Lochner Inc.	Great Lakes	Transportation Infrastructure	7/23/2025	$7,654	$119
M&S Acquisition Corporation	Far West	Professional Services	12/23/2025	$30,567	$—
Total				$75,877	$170(1)
(1) Reflects net realized gains from full position exits only and does not include realized gains or losses from other portfolio activity, including scheduled principal paydowns and other investment transactions. See Note 4 to the consolidated financial statements for total net realized gains (losses) on investments.
All investment dispositions during the period ended June 30, 2026 and December 31, 2025 consisted of full repayments of first lien senior secured floating-rate debt investments, with the exception of Global K9 Companies LLC and Zero Waste
Recycling LLC, for which the respective term loan was repaid while the Company retains an equity position in the related entity, IVM GK9 Holdings LLC, and a subordinated debt and warrant position in the related entity, ZWR Holdings, Inc., respectively. No dispositions during either period resulted from credit deterioration or distressed sales. The exited investments spanned six industries across five geographic regions, reflecting the diversification of the portfolio.
Portfolio turnover, calculated as the lesser of purchases or dispositions divided by the average fair value of the investment portfolio, was approximately 9% for the six months ended June 30, 2026.
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

The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of
June 30, 2026 and December 31, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	June 30, 2026		December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—%	$—	—%
2	831,056	84.5%	703,603	89.2%
3	94,433	9.6%	40,470	5.1%
4	58,169	5.9%	45,140	5.7%
5	—	—	—	—
Total	$983,658	100.0%	$789,213	100.0%
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
Investments
Investment transactions are recorded on the trade date. As a result, unsettled purchases and sales are recorded as payables and receivables from unsettled transactions, respectively. Realized gains or losses are measured by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment using the specific identification method without regard to unrealized appreciation or depreciation previously recognized, and includes investments charged off during the period, net of recoveries. Net change in unrealized appreciation or depreciation on investments as presented in the Consolidated Statements of Operations in Part I, Item 1 of this Form 10-Q reflects the net change in the fair value of investments, including the reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.
Revenue Recognition
Investment and Related Investment Income
The Company records interest income, including amortization of premium and accretion of discount on the accrual basis to the extent that such amounts are expected to be collected. The Company records amortized or accreted discounts or premiums as interest income using the effective interest method or straight-line interest method, as applicable, and adjusted only for material amendments or prepayments. Dividend income consists of dividends from equity investments and distributions from subsidiaries, if any, is recognized on an accrual basis to the extent that the Company expects to collect such amount. PIK interest, computed at the contractual rate specified in each loan agreement, is periodically added to the principal balance of the loan, rather than being paid to us in cash, and is recorded as interest income. Thus, the actual collection of PIK interest may be deferred until the time of debt principal repayment. Origination fees received are recorded as deferred income and recognized as investment income over the term of the loan. Upon prepayment of a loan, any unamortized origination fees are recorded as investment income. The Company receives certain fees from portfolio companies, which are non-recurring in nature. Such fees include loan prepayment penalties, structuring fees, covenant waiver fees and loan amendment fees, and are recorded as investment income when earned.
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
For the three and six months ended June 30, 2026, the Consolidated Statements of Operations include PIK interest of 3.7%
and 5.2%, respectively, of total investment income. For the three and six months ended June 30, 2025, PIK interest represented 1.4% and 1.7%, respectively, of total investment income. PIK dividends of 2.9% and 3.1% of total investment income for the three and six months ended June 30, 2026, respectively, and 0.0% and 0.0% for the three and six months ended June 30, 2025, respectively, are included with cash income on the Consolidated Statements of Operations.

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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date such loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-
accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, future payments are likely to remain current. As of June 30, 2026, we had two investments on non-accrual status and one investment partially on non-accrual status. The non-accrual portion of these investments represents 2.7% of total investments at amortized cost and 2.5% of total investments at fair value. As of December 31, 2025, we had one investment partially on non-accrual status. The non-accrual portion of this investment represents 1.0% of total investments at amortized cost and 0.9% of total investments at fair value.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC
Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through June 30, 2026.
Results of Operations
The following diagram illustrates the composition of the Company’s investment income, operating expenses, and resulting net investment income for the three months ended June 30, 2026 and June 30, 2025:

Note: Amounts may not foot due to rounding.
The following table represents the operating results for the three and six months ended June 30, 2026 and June 30, 2025
(dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Total investment income	$24,629	$21,237	$46,978	$40,552
Total expenses, including expense support reimbursement	(14,485)	(12,045)	(27,736)	(22,770)
Net investment income (loss)	10,144	9,192	19,242	17,782
Net realized gains (losses) on investments	—	24	—	82
Net change in unrealized gains (losses)	(6,472)	(111)	(10,841)	2,388
Net increase (decrease) in net assets resulting from operations	$3,672	$9,105	$8,401	$20,252
Investment Income
The composition of the Company’s investment income was as follows (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Investment income
Interest income	$23,775	$19,844	$44,816	$36,994
Fee income	141	359	521	1,086
Interest from cash and cash equivalents	713	1,034	1,641	2,472
Total investment income	$24,629	$21,237	$46,978	$40,552
The increase in total investment income from $40.6 million for the six months ended June 30, 2025 to $47.0 million for the six months ended June 30, 2026 was primarily driven by our deployment of capital and growth in average invested balance over the period. The increase in total investment income from $21.2 million for the three months ended June 30, 2025 to
$24.6 million for the three months ended June 30, 2026 was primarily driven by our deployment of capital and growth in average invested balance over the period. New investments during the period consisted primarily of directly originated, first lien senior secured loans to non-sponsored middle market borrowers across our Target Regions, consistent with our investment strategy.
Expenses
The following table summarizes the Company’s expenses for the three and six months ended June 30, 2026 and June 30,
2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Interest and financing expenses	$8,267	$7,254	$16,321	$13,269
Management fee	2,045	1,585	3,927	3,063
Incentive fee	1,788	1,620	3,391	3,134
General and administrative expenses	444	590	972	840
Administrative services fee	600	450	1,100	900
Professional fees	517	350	1,076	659
Directors' fees	146	80	271	160
Organizational costs	—	75	—	75
Income tax expense	678	41	678	670
Total expenses	$14,485	$12,045	$27,736	$22,770
Total expenses before expense support increased to $27.7 million for the six months ended June 30, 2026 from $22.8 million for the six months ended June 30, 2025. Total expenses before expense support increased to $14.5 million for the three months ended June 30, 2026 from $12.0 million for the three months ended June 30, 2025. The Company did not receive expense support from the Adviser during the three and six months ended June 30, 2026 or June 30, 2025.
Interest and financing expenses increased to $16.3 million for the six months ended June 30, 2026 compared to $13.3 million for the six months ended June 30, 2025 primarily due to an expansion of funding sources from SBA-guaranteed debentures, the ING Credit Facility, and Notes. Interest and financing expenses increased to $8.3 million for the three months ended June 30, 2026 compared to $7.3 million for the three months ended June 30, 2025 primarily due to an expansion of funding sources from SBA-guaranteed debentures, the ING Credit Facility, and Notes.
The increase in management fees for the three and six months ended June 30, 2026 when compared to the three and six months ended June 30, 2025 was driven by our deployment of capital and an increase in average gross assets.
Incentive fees increased to $3.4 million for the six months ended June 30, 2026 when compared to $3.1 million for the six months ended June 30, 2025 due to the increase in Net Investment Income. Incentive fees increased to $1.8 million for the three months ended June 30, 2026 when compared to $1.6 million for the three months ended June 30, 2025 due to the increase in Net Investment Income. Refer to Note 6 Investment Advisory Agreement of the Form 10-Q for a discussion of how the incentive fee is calculated.
Administrative services fee increased to $1.1 million for the six months ended June 30, 2026 from $0.9 million for the six months ended June 30, 2025, reflecting a slight increase in the Company's allocable portion of overhead compensation, office services and equipment under the Company's Administration Agreement commensurate with the growth of the
Company's asset base during the period. Administrative services fee increased to $0.6 million for the three months ended
June 30, 2026 from $0.5 million for the three months ended June 30, 2025, reflecting a slight increase in the Company's allocable portion of overhead compensation, office services and equipment under the Company's Administration
Agreement commensurate with the growth of the Company's asset base during the period.
General and administrative expenses, legal fees, and professional fees increased to $2.0 million during the six months ended June 30, 2026 as compared to $1.5 million for the six months ended June 30, 2025 primarily driven by the continued
expansion of our investment portfolio and related operational infrastructure, in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws. General and administrative expenses, legal fees, and professional fees increased to $1.0 million during the three months ended June 30, 2026 as compared to $0.9 million for the three months ended June 30, 2025 primarily driven by the continued expansion of our investment portfolio and related operational infrastructure, in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting,

financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws.
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
For the three and six months ended June 30, 2026 the Company incurred Management Fees of $2.0 million and $3.9 million, respectively. For the three and six months ended June 30, 2025, the Company incurred Management Fees of $1.6 million and $3.1 million, respectively. As of June 30, 2026 and December 31, 2025, there was $2.0 million and $1.8 million of Management Fee payable to the Adviser, respectively.
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
For the three and six months ended June 30, 2026, the Company incurred Income-Based Fee of $1.8 million and $3.4 million, respectively. For the three and six months ended June 30, 2025, the Company incurred Income-Based Fee of $1.6 million and $3.1 million, respectively. As of June 30, 2026 and December 31, 2025, $1.8 million and $1.5 million, respectively, remained payable to the Adviser.
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
For the three and six months ended June 30, 2026, our expenses were paid by a related party of the Adviser and will be reimbursed by us. For the three and six months ended June 30, 2025, our expenses were paid by a related party of the
Adviser and will be reimbursed by us. As of June 30, 2026 and December 31, 2025, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities.
For the three and six months ended June 30, 2026, the Company incurred $0.6 million and $1.1 million, respectively, in fees under the Administrative Agreement. For the three and six months ended June 30, 2025, the Company incurred $0.5 million and $0.9 million, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2026 and
December 31, 2025, $1.2 million and $0.0 million, respectively, were prepaid under the Administrative Agreement  and included in Other assets in the accompanying Consolidated Statements of Assets and Liabilities. No administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
As of June 30, 2026 and December 31, 2025, the Company has no Unreimbursed Expense Payable.
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
Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of
June 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 236.7% and 220.8%, respectively.
Our financing facilities consist of the following (dollar amounts in thousands, except per share data, unless otherwise indicated):

	June 30, 2026			December 31, 2025
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$300,000	$299,982	$18	$300,000	$276,982	$23,018
SBA-Guaranteed Debentures	290,000	230,000	60,000	290,000	230,000	60,000
Note payable	65,000	65,000	—	65,000	65,000	—
Total	$655,000	$594,982	$60,018	$655,000	$571,982	$83,018
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the three and six months ended June 30, 2026 and June 30, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Interest expense	$7,617	$6,853	$15,014	$12,453
Non-usage fee (1)	60	(3)	126	44
Amortization of deferred financing costs	590	404	1,181	772
Weighted average interest rate (2)	5.89%	6.06%	5.89%	6.08%
Weighted average outstanding balance	$518,565	$453,411	$514,358	$412,810
(1) Non-usage fee is applicable to the undrawn portion of the credit facilities.
(2) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period. Excludes non-usage fees and amortization of deferred financing costs, each presented as separate line items in the table above.
The following chart compares the contractual maturity profile of the Company's investment portfolio against scheduled debt maturities as of June 30, 2026.

$350M
$300M
$250M
$200M
$150M
$100M
$50M
$0M
3.1 Yrs WA Asset Maturity
5.2 Yrs WA Debt Maturity
$28.7M
$80.7M
$134.9M
$216.1M
$300.0M
$283.2M
$65.0M
$240.2M
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
As of June 30, 2026 and December 31, 2025, we had approximately $300.0 million and $277.0 million, respectively, in outstanding borrowings from the ING Credit Facility and availability as determined under the borrowing base of the ING
Credit Facility of $0.0 million.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Credit Facility for the three and six months ended June 30, 2026 and June 30, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Interest expense	$3,622	$4,327	$7,095	$7,525
Non-usage fee (1)	60	(3)	126	44
Amortization of financing costs	201	158	402	296
Weighted average interest rate (2)	6.50%	6.95%	6.52%	7.08%
Weighted average outstanding balance	$223,565	$249,702	$219,358	$214,452
(1)  Non-usage fee is applicable to the undrawn portion of the credit facilities.
(2) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period. Excludes non-usage fees and amortization of deferred financing costs, each presented as separate line items in the table above.
SBA-Guaranteed Debentures
The following illustration summarizes the Company's SBA-guaranteed debentures issued through its SBIC and SSBIC subsidiaries, including outstanding balances, available capacity, and applicable interest rates, as of June 30, 2026.

100% Utilized
$175.0M
DRAWN
31% Utilized
$55.0M
DRAWN

SBIC License

LAFAYETTE SQUARE SBIC, LP

Licensed	February 1, 2023
Outstanding	$175.0M
Max Debentures	$175.0M
Rate Range	4.380% - 5.035%

SSBIC License

LAFAYETTE SQUARE SSBIC, LP

Licensed	September 12, 2024
Outstanding	$55.0M
Max Debentures	$175.0M
Rate Range	4.532% - 4.963%

$230M

Total SBA debentures outstanding

$350M

Combined maximum capacity[(1)]

4.95%

WTD. AVG. Rate

(1) Combined maximum capacity of $350M represents the aggregate licensed debenture limit across Lafayette Square
SBIC, LP and Lafayette Square SSBIC, LP. As of June 30, 2026, the Company has received SBA commitments of
$290.0M in aggregate, with $230.0M currently outstanding.
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including periodic examination by the SBA. As of June 30, 2026 and December 31, 2025, LS SBIC LP and
LS SSBIC LP had a combined regulatory capital of $175.0 million and $110.0 million, respectively. SBA-guaranteed debentures outstanding were $230.0 million as of both June 30, 2026 and December 31, 2025. SBA debentures are non-
recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate on the SBA debentures is fixed at the time of issuance, which is often referred to as pooling, at a market-driven spread over 10-year
U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC LP and LS SSBIC LP  may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns. These amounts are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes our SBA-guaranteed debentures as of June 30, 2026 (dollar amounts in thousands, except per share data, unless otherwise indicated):

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	9,995	4.53%	0.347%
June 27, 2025	September 1, 2035	$27,500	4.53%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and six months ended June 30, 2026 and June 30, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Interest expense	$2,838	$2,526	$5,645	$4,928
Non-usage fee	—	—	—	—
Amortization of financing costs	303	246	607	476
Weighted average interest rate (1)	4.95%	4.98%	4.95%	5.01%
Weighted average outstanding balance	$230,000	$203,709	$230,000	$198,359
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
In addition, the Company is obligated to offer to repay the Notes at 100% of the principal amount of such Notes, together with interest on such Notes accrued to the date of prepayment, if certain change in control events occur.
The Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The Notes have not and will not be registered under the Securities Act or any state securities laws. Unless they are registered under the Securities Act, the Notes may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act. We used the net proceeds from this offering for general corporate purposes, including making investments.
As of June 30, 2026, the carrying amount of the Company’s borrowings under the Notes approximated its fair value. As of
June 30, 2026, unamortized debt issuance costs of $1.4 million are being deferred and amortized over the remaining term of the Notes. As of June 30, 2026, the Notes had an outstanding balance of $65.0 million.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Notes for the three and six months ended June 30, 2026 and June 30, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended June 30, 2026	For the three months ended June 30, 2025	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Interest expense	$1,157	$—	$2,274	$—
Non-usage fee	—	—	—	—
Amortization of financing costs	86	—	172	—
Weighted average interest rate (1)	7.14%	—%	7.06%	—%
Weighted average outstanding balance	$65,000	$—	$65,000	$—
(1) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of
June 30, 2026 and December 31, 2025, we were not party to any off-balance sheet arrangements.
Recent Developments
On July 1, 2026, July 2, 2026, July 9, 2026, and July 16, 2026, the Company invested in a senior secured first lien revolver in Rotolo Consultants Inc, with fundings totaling $3.2 million, bearing an interest rate of 3M Term SOFR + 5.50%, maturing on January 31, 2031.
On July 1, 2026, the Company made an additional equity investment in Lafayette Square SBLC, LLC totaling $1.0 million.
The Company also entered into a bridge unsecured promissory note facility with Lafayette Square SBLC, LLC totaling
$10.0 million, bearing a fixed interest rate of 6.25%, maturing on August 15, 2026. On July 14, 2026, the Company funded
$1.0 million under this bridge unsecured promissory note.
On July 2, 2026, the Company invested in a senior secured first lien revolver in Flatworld Intermediate Corporation, with a funding of $0.5 million. This loan bears an interest rate of 3M Term SOFR + 5.45%, and matures on March 25, 2030.
On July 6, 2026, the Company invested in a senior secured first lien revolver in Synergi LLC, with a funding of $1.0 million. This loan bears an interest rate of 3M Term SOFR + credit spread adjustment + 7.45%, and matures on December
17, 2027.
On July 9, 2026, the Company invested in a senior secured first lien term loan in Hollywood Trucks Technologies LLC, totaling $5.0 million, bearing an interest rate of 3M Term SOFR + 8.00%, maturing on July 9, 2030. The Company also committed to a senior secured first lien delayed draw term loan in Hollywood Trucks Technologies LLC, with total commitments of $15.0 million, bearing an interest rate of 3M Term SOFR + 8.00%, with a delayed draw commitment expiration date of July 9, 2028 and maturing on July 9, 2030.
On July 10, 2026, the Company made an additional equity investment in Lafayette Square Technologies, LLC totaling $1.0 million.

On July 13, 2026, the Company invested in a senior secured first lien revolver in ZRG Partners LLC, with a funding of
$0.2 million. This loan bears an interest rate of Prime + 5.00%, and matures on June 14, 2029.
In addition, as of July 29, 2026, we had an investment backlog and pipeline of approximately $159.5 million and $520.8 million, respectively. For purposes of this Report, “investment backlog” includes transactions approved by the Adviser’s investment committee and/or for which we have issued a formal mandate, letter of intent or a term sheet. We therefore believe such investments have a strong likelihood of closing. The term “investment pipeline” includes transactions where initial due diligence has begun and/or analysis is in process, but we have issued no formal mandate, letter of intent or term sheets to the prospective borrower. The consummation of any of the investments in our backlog and pipeline depends upon one or more of the following occurring: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot make any assurances that we will make any of these investments or that we will sell all or any portion of these investments.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of June 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of June 30, 2026, approximately 85.7%
of investments at fair value (excluding investments on non-accrual, unfunded debt investments and non-bearing equity investments) represent floating-rate investments  with a SOFR floor (including investments bearing a prime interest rate contracts) and approximately 14.3% of investments at fair value represent non floating-rate investments. Additionally, our
ING Credit Facility is also subject to a floating interest rate and currently paid on a floating SOFR rates. Interest expense is calculated based on outstanding secured borrowings as of June 30, 2026 and based on the terms of our ING Credit Facility.
Interest expense on our ING Credit Facility is calculated using the stated interest rate as of June 30, 2026, adjusted for the hypothetical changes in rates, as shown below. Our pooled SBA debentures and the Notes bear interest at fixed rates. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026, the following table shows the expected annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure (dollar amounts in thousands, except per share data, unless otherwise indicated):

	June 30, 2026
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$25,852	$(8,999)	$16,853
Up 200 basis points	$17,235	$(6,000)	$11,235
Up 100 basis points	$8,617	$(3,000)	$5,617
Down 100 basis points	$(8,617)	$3,000	$(5,617)
Down 200 basis points	$(17,235)	$6,000	$(11,235)
Down 300 basis points	$(23,669)	$8,999	$(14,670)
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of June 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive
Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act, that occurred during our most recently completed fiscal quarter ended June 30, 2026  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Item
1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results. There have been no material changes known to us during the three months ended June 30, 2026, to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31,
2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the six months ended June 30, 2026 were reported in our current reports on Form
8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).
(a)(1) and (2) Consolidated Financial Statements and Schedules

No.	Description
3.1	Certificate of Incorporation of the Registrant (filed as part of the Registrant's Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference).
3.2	Amendment to Certificate of Incorporation (filed as part of Registrant’s Current Report on Form 8-K filed on May 19, 2022 and incorporated herein by reference.)
3.3	Bylaws (filed as part of the Registrant’s Registration Statement on Form 10 (File No. 000-56289) filed on May 28, 2021 and incorporated herein by reference.)
3.4	First Amendment to Bylaws (filed as part of Registrant’s Current Report on Form 8-K filed on May 16, 2022 and incorporated herein by reference.)
3.5	Second Amendment to Bylaws (filed as part of Registrant’s Current Report on Form 8-K filed on June 8, 2023 and incorporated herein by reference.)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.0	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lafayette Square USA, Inc.

Date: August 3, 2026	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: August 3, 2026	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 3, 2026.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the Board of Directors
Damien Dwin

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu