Form 10-Q
period 2026-09-30
Lafayette Square USA, Inc.
filed 2026-11-09
CIK 1849089

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026

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
As of September 30, 2026, there was no established public market for the registrant’s common shares.
As of November 9, 2026, the Registrant had 34,492,457 shares of common stock, $0.001 par value per share, outstanding.

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
•our ability to deploy at least 50% of our invested capital in Working Class Areas (as defined in this report);
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

Lafayette Square USA, Inc.
Consolidated Statements of Assets and Liabilities
(dollar amounts in thousands, except per share data or otherwise noted)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliated investments at fair value (amortized cost of $877,484 and $737,077 as of September 30, 2026 and December 31, 2025, respectively)	$859,603	$736,333
Non-controlled/affiliated investments at fair value (amortized cost of $44,903 and $22,443 as of September 30, 2026 and December 31, 2025, respectively)	49,590	22,127
Controlled/affiliated investments at fair value (amortized cost of $121,754 and $30,921 as of September 30, 2026 and December 31, 2025, respectively)	113,087	30,753
Cash and cash equivalents	127,136	199,187
Restricted cash	1,930	—
Deferred financing costs	8,138	9,575
Interest receivable	6,829	2,964
Other assets	2,152	2,534
Total assets	$1,168,465	$1,003,473

Liabilities
Secured borrowings (see Note 6)	$299,982	$276,982
SBA-guaranteed debentures (see Note 6)	230,000	230,000
Notes payable, net of deferred financing costs of $2,474 and $1,598, respectively (see Note 6)	142,526	63,402
Distributions payable	9,631	9,239
Interest and financing payable	3,268	7,517
Management fee payable (see Note 7)	2,197	1,841
Derivative liabilities, at fair value (see Note 5)	2,016	—
Incentive fee payable (see Note 7)	1,660	1,516
Accounts payable and accrued expenses	1,624	1,223
Deferred revenue payable	258	—
Income tax payable	178	178
Due to affiliate	61	246
Total liabilities	693,401	592,144
Commitments and Contingencies (See Note 8)

Net assets
Preferred stock, par value $0.001 per share (50,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025)	—	—
Common stock, par value $0.001 per share (450,000,000 shares authorized, 34,397,045 and 27,776,022 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively)	34	28
Paid-in capital in excess of par	508,260	410,747
Distributable earnings (losses)	(33,230)	554
Total net assets	475,064	411,329
Total liabilities and net assets	$1,168,465	$1,003,473

Net asset value per common share	$13.81	$14.81
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Operations
(dollar amounts in thousands, except per share data or otherwise noted)

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Investment Income:
Non-controlled/non-affiliated investments:
Interest income (see Note 2)	$21,748	$18,980	$62,323	$54,554
Fee income	710	518	1,231	1,604
Paid-in-kind interest income	93	1,081	2,551	1,785
Paid-in-kind dividend income	499	—	1,937	—
Non-controlled/affiliated investments:
Interest income	370	90	568	806
Controlled/affiliated investments:
Interest income	41	37	188	37
Interest from cash and cash equivalents	730	1,115	2,371	3,587
Total investment income	24,191	21,821	71,169	62,373

Expenses:
Interest and financing expenses (see Note 6)	$9,526	$7,949	$25,847	$21,218
Management fee (see Note 7)	2,198	1,713	6,125	4,776
Incentive fee (see Note 7)	1,660	1,609	5,051	4,743
Administrative services fee (see Note 7)	700	450	1,800	1,350
Professional fees	589	805	1,665	1,464
General and administrative expenses	628	618	1,600	1,458
Directors' fees	146	80	417	240
Income tax expense (benefit)	(678)	(532)	—	138
Organizational costs (see Note 2)	—	(6)	—	69
Total expenses	14,769	12,686	42,505	35,456
Net investment income (loss)	9,422	9,135	28,664	26,917

Net realized and unrealized gains (losses) on investment transactions:
Net realized gains (losses) on investments:
Net realized gains (losses) on investments in non- controlled/non-affiliated investments	(11,276)	121	(11,276)	203
Net realized gains (losses) on interest rate swap	9	—	9	—
Total net realized gains (losses)	(11,267)	121	(11,267)	203
Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	(4,108)	(1,007)	(17,137)	(660)
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	2,770	(2,591)	5,003	(550)
Net change in unrealized gains (losses) on investments in controlled/affiliated investments	(8,454)	—	(8,499)	—
Net change in unrealized gains (losses) on interest rate swap	(2,016)	—	(2,016)	—

Lafayette Square USA, Inc.
Consolidated Statements of Operations (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Total net change in unrealized gains (losses)	(11,808)	(3,598)	(22,649)	(1,210)
Net increase (decrease) in net assets resulting from operations	$(13,653)	$5,658	$(5,252)	$25,910
Weighted average common shares outstanding	34,358,825	24,463,746	30,674,985	24,221,279
Earnings (loss) per common share (basic and diluted)	$(0.40)	$0.23	$(0.17)	$1.07
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, June 30, 2025	24,293,039	$24	$358,514	$4,557	$363,095
Capital transactions:
Issuance of common stock	1,697,972	2	25,485	—	25,487
Reinvestment of stockholder distributions	201,788	—	3,011	—	3,011
Net increase in net assets from capital transactions	1,899,760	2	28,496	—	28,498
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,135	9,135
Net realized gain (loss)	—	—	—	121	121
Net change in unrealized gain (losses)	—	—	—	(3,598)	(3,598)
Total increase (decrease) in net assets resulting from operations	—	—	—	5,658	5,658
Distributions to stockholders from:
Distributable earnings	—	—	—	(8,573)	(8,573)
Total distributions to stockholders	—	—	—	(8,573)	(8,573)
Total increase (decrease) for the three months ended September 30, 2025	1,899,760	2	28,496	(2,915)	25,583
Balance, September 30, 2025	26,192,799	$26	$387,010	$1,642	$388,678

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, June 30, 2026	34,293,627	$34	$506,762	$(9,946)	$496,850
Capital transactions:
Issuance of common stock	—	—	—	—	—
Reinvestment of stockholder distributions	103,418	—	1,498	—	1,498
Net increase in net assets from capital transactions	103,418	—	1,498	—	1,498
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	9,422	9,422
Net realized gain (loss)	—	—	—	(11,267)	(11,267)
Net change in unrealized gain (losses)	—	—	—	(11,808)	(11,808)
Total increase (decrease) in net assets resulting from operations	—	—	—	(13,653)	(13,653)
Distributions to stockholders from:
Distributable earnings	—	—	—	(9,631)	(9,631)
Total distributions to stockholders	—	—	—	(9,631)	(9,631)
Total increase (decrease) for the three months ended September 30, 2026	103,418	—	1,498	(23,284)	(21,786)
Balance, September 30, 2026	34,397,045	$34	$508,260	$(33,230)	$475,064

Lafayette Square USA, Inc.
Consolidated Statements of Changes in Net Assets (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2024	23,797,438	$24	$351,181	$1,201	$352,406
Capital transactions:
Issuance of common stock	1,814,104	2	27,206	—	27,208
Reinvestment of stockholder distributions	581,257	—	8,623	—	8,623
Net increase in net assets from capital transactions	2,395,361	2	35,829	—	35,831
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	26,917	26,917
Net realized gain (loss)	—	—	—	203	203
Net change in unrealized gain (losses)	—	—	—	(1,210)	(1,210)
Total increase (decrease) in net assets resulting from operations	—	—	—	25,910	25,910
Distributions to stockholders from:
Distributable earnings	—	—	—	(25,469)	(25,469)
Total distributions to stockholders	—	—	—	(25,469)	(25,469)
Total increase (decrease) for the nine months ended September 30, 2025	2,395,361	2	35,829	441	36,272
Balance, September 30, 2025	26,192,799	$26	$387,010	$1,642	$388,678

	Common Stock
	Shares	Par Amount	Paid in Capital Excess of Par	Distributable Earnings (Losses)	Total net assets
Balance, December 31, 2025	27,776,022	$28	$410,747	$554	$411,329
Capital transactions:
Issuance of common stock	6,330,982	6	93,251	—	93,257
Reinvestment of stockholder distributions	290,041	—	4,262	—	4,262
Net increase in net assets from capital transactions	6,621,023	6	97,513	—	97,519
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	—	—	—	28,664	28,664
Net realized gain (loss)	—	—	—	(11,267)	(11,267)
Net change in unrealized gain (losses)	—	—	—	(22,649)	(22,649)
Total increase (decrease) in net assets resulting from operations	—	—	—	(5,252)	(5,252)
Distributions to stockholders from:
Distributable earnings	—	—	—	(28,532)	(28,532)
Total distributions to stockholders	—	—	—	(28,532)	(28,532)
Total increase (decrease) for the nine months ended September 30, 2026	6,621,023	6	97,513	(33,784)	63,735
Balance, September 30, 2026	34,397,045	$34	$508,260	$(33,230)	$475,064
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows
(dollar amounts in thousands, except per share data or otherwise noted)

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
	(unaudited)	(unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(5,252)	$25,910
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on investments	11,276	(203)
Net change in unrealized (gain) loss on investments	20,633	1,210
Net change in unrealized (gain) loss on interest rate swap	2,016	—
Purchases of investments	(347,914)	(380,631)
Net accretion of discount on investments	(3,062)	(1,440)
Proceeds from sales and repayments of investments	128,189	191,073
Amortization of deferred financing costs	1,773	1,247
Changes in operating assets and liabilities:
Interest receivable	(3,865)	(2,055)
Due from affiliate	—	(283)
Other assets	382	(2,641)
Deferred revenue payable	258	(2,517)
Accounts payable and accrued expenses	401	1,493
Management fee payable	356	338
Incentive fee payable	144	31
Interest and financing payable	(4,249)	(1,655)
Income tax payable	—	(117)
Due to affiliate	(185)	20
Net cash provided by (used in) operating activities	(199,099)	(170,220)

Cash flows from financing activities
Proceeds from issuance of shares of common stock	51,068	26,963
Distributions paid	(23,878)	(16,126)
Proceeds from secured borrowings	213,500	189,250
Repayments of secured borrowings	(190,500)	(152,500)
Proceeds from Notes	80,000	65,000
Proceeds from SBA-guaranteed debentures	—	37,495
Deferred financing costs paid	(1,212)	(3,582)
Net cash provided by (used in) financing activities	128,978	146,500

Net increase (decrease) in cash, restricted cash and cash equivalents	(70,121)	(23,720)
Cash, restricted cash and cash equivalents at beginning of period	199,187	202,452
Cash, restricted cash and cash equivalents at end of period (2)	$129,066	$178,732

Supplemental information (1):
Cash paid for interest	$28,197	$21,747
Shares issued from dividend reinvestment plan	$4,262	$8,623
Income tax paid	$—	$255

Lafayette Square USA, Inc.
Consolidated Statements of Cash Flows (continued)
(dollar amounts in thousands, except per share data or otherwise noted)

Supplemental disclosure of non cash investing and financing activities:
Investments received in exchange for debt investments	$58,170	$—
Common stock issued as consideration for investments acquired	$42,189	$—
(1) Deferred financing costs of $10,910 for the nine months ended September 30, 2025, previously presented as supplemental information, have been removed to conform to the current period presentation.
(2) For the nine months ended September 30, 2026 and September 30, 2025, ending cash included $1,930 and $—, respectively, of restricted cash which is included in restricted cash, on the Consolidated Statements of Assets and Liabilities.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
September 30, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	7.40%	11.47%	10/1/2024	10/1/2029	$5,250	$5,222	$5,105	1.1%
C Speed LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	7.40%	11.47%	10/1/2024	10/1/2029	14,994	14,904	14,582	3.1%
									20,126	19,687	4.2%
Commercial Services & Supplies
Rotolo Consultants, Inc.	(6)(7)(23)(29)	First lien senior secured loan	S+	5.50%	9.58%	1/31/2025	1/31/2031	5,270	5,257	5,270	1.1%
Rotolo Consultants, Inc.	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	5.50%	9.58%	1/31/2025	1/31/2031	12,717	12,677	12,717	2.7%
Rotolo Consultants, Inc.	(6)(7)(23)(28)	First lien senior secured loan	S+	5.50%	9.58%	1/31/2025	1/31/2031	27,709	27,875	27,709	5.8%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(8)(12)(29)(33)	First lien senior secured loan	S+	5.85%	9.75%	4/22/2025	10/22/2026	334	334	334	0.1%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(12)(28)(33)	First lien senior secured loan	S+	5.85%	9.75%	4/22/2025	4/22/2030	15,411	15,357	15,411	3.2%
TEC Services LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.50%	—%	1/9/2025	12/31/2029	—	—	—	—%
TEC Services LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.50%	9.67%	1/9/2025	12/31/2029	9,825	9,825	9,825	2.1%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/12/2027	1,999	1,999	1,999	0.4%
ZWR Holdings, Inc.		Warrants				8/16/2021	2/16/2027	24,953	—	—	—%
									73,324	73,265	15.4%
Construction & Engineering
Atlantic Refinishing & Restoration LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	6.50%	—%	9/11/2026	9/11/2031	—	(20)	—	—%
Atlantic Refinishing & Restoration LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.50%	10.58%	9/11/2026	9/11/2031	23,500	23,324	23,324	4.9%
Florida Solid Solutions LLC	(6)(7)(8)(12)(23)(29)	First lien senior secured loan	S+	6.25%	10.33%	4/2/2026	4/2/2031	5,643	5,643	5,586	1.2%
Florida Solid Solutions LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.25%	10.33%	4/2/2026	4/2/2031	9,170	9,085	9,078	1.9%
Ickler Electric Corporation	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.50%	10.57%	4/17/2025	4/17/2030	43,450	43,281	43,107	9.1%
Ickler Electric Corporation	(12)(23)	Subordinated debt		14.00%	14.00%	4/17/2025	10/17/2030	1,636	1,621	1,614	0.3%
Ickler Electric Corporation	(12)	Warrants				4/17/2025	4/17/2035	37,608	—	38	—%
Synergi, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.45%	11.79%	12/19/2022	12/19/2029	19,775	19,837	19,775	4.2%
Synergi, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	7.45%	11.79%	12/19/2022	12/19/2029	2,750	2,741	2,750	0.6%
									105,512	105,272	22.2%
Diversified Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)(29) (33)	First lien senior secured loan	S+	7.45%	11.79%	12/21/2023	6/21/2028	27,458	27,413	27,320	5.8%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)(28)(3 3)	First lien senior secured loan	S+	7.45%	11.79%	12/21/2023	6/21/2028	20,175	20,030	20,074	4.2%
Med Learning Group, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.25%	9.32%	3/26/2024	12/30/2027	19,117	19,137	19,117	4.0%
Med Learning Group, LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	5.25%	9.32%	3/26/2024	12/30/2027	5,279	5,293	5,279	1.1%
Sand Lake Outsourcing Intermediate, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	6.50%	—%	4/22/2026	1/28/2031	—	(3)	—	—%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Sand Lake Outsourcing Intermediate, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.50%	10.57%	4/22/2026	1/28/2031	19,200	19,110	19,152	4.0%
									90,980	90,942	19.1%
Diversified Telecommunication Services
Johnsoncomm LLC	(6)(7)(15)(23)(28)	First lien senior secured loan	S+	7.00%	11.08%	1/31/2025	1/31/2030	15,871	15,768	15,341	3.2%
									15,768	15,341	3.2%
Electrical Equipment
Hollywood Trucks Technologies LLC	(6)(7)(8)(12)(23)(29)	First lien senior secured loan	S+	8.00%	12.08%	7/9/2026	7/9/2030	2,550	2,408	2,525	0.5%
Hollywood Trucks Technologies LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	8.00%	12.08%	7/9/2026	7/9/2030	5,000	4,951	4,950	1.0%
Mission Critical Group LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	5.25%	—%	4/2/2026	10/1/2030	—	(5)	—	—%
Mission Critical Group LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	5.25%	8.99%	4/2/2026	10/1/2030	411	408	411	0.1%
Mission Critical Group LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.25%	8.99%	4/2/2026	10/1/2030	12,217	12,156	12,217	2.6%
									19,918	20,103	4.2%
Financial Services
Core Capital Partners II-S LP	(6)(7)(8)(23)(30)(33)	First lien senior secured loan	S+	7.50%	11.57%	10/11/2024	10/11/2027	7,169	7,126	7,169	1.5%
Core Capital Partners II-S LP	(6)(7)(23)(28)(33)	First lien senior secured loan	S+	7.50%	11.57%	10/11/2024	10/11/2027	28,000	27,893	28,000	5.9%
HVEP CARRY HOLDCO LLC	(6)(7)(28)	First lien senior secured loan	S+	6.50%	10.26%	6/3/2026	6/3/2029	8,750	8,670	8,664	1.8%
									43,689	43,833	9.2%
Food Distributors
Genuine Food Lab LLC	(6)(7)(8)(12)(29)(33)	First lien senior secured loan	S+	8.15%	—%	6/6/2025	6/6/2030	—	(19)	—	—%
Genuine Food Lab LLC	(6)(7)(12)(28)(33)	First lien senior secured loan	S+	8.15%	12.23%	6/6/2025	6/6/2030	9,950	9,874	9,766	2.1%
									9,855	9,766	2.1%
Food Products
Capital City LLC	(2)(6)(7)(15)(29)	First lien senior secured loan	S+	8.00%	12.07%	9/20/2024	9/20/2029	619	616	599	0.1%
Capital City LLC	(2)(6)(7)(15)(28)	First lien senior secured loan	S+	8.00%	12.07%	9/20/2024	9/20/2029	477	474	461	0.1%
OWP International LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	5.75%	9.83%	11/20/2025	11/20/2030	239	231	237	—%
OWP International LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.75%	9.83%	11/20/2025	11/20/2030	950	925	942	0.2%
OWP International LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.83%	11/20/2025	11/20/2030	14,888	14,761	14,776	3.1%
									17,007	17,015	3.5%
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	6.50%	10.57%	11/10/2023	11/10/2028	11,549	11,568	11,462	2.4%
MSPB MSO, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	6.50%	10.57%	11/10/2023	11/10/2028	7,000	6,980	6,948	1.5%
MSPB MSO, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.50%	10.57%	11/10/2023	11/10/2028	9,825	9,808	9,751	2.1%
									28,356	28,161	6.0%
Health Care Providers & Services
Ally Medical Holdings, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	7.00%	—%	1/15/2026	1/15/2030	—	(41)	—	—%
Ally Medical Holdings, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.00%	11.08%	1/15/2026	1/15/2030	14,000	13,886	14,000	2.9%
Prime IV Hydration & Wellness Inc.	(6)(7)(8)(15)(29)(33)	First lien senior secured loan	S+	6.50%	—%	11/25/2025	11/25/2030	—	(33)	—	—%
Prime IV Hydration & Wellness Inc.	(6)(7)(15)(28)(33)	First lien senior secured loan	S+	6.50%	10.57%	11/25/2025	11/25/2030	7,940	7,803	7,841	1.7%
Salt Dental Collective LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.75%	10.75%	3/20/2023	2/15/2028	17,452	17,376	17,452	3.7%
SMG Operating Company, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	5.00%	—%	12/5/2025	12/5/2030	—	(5)	—	—%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
SMG Operating Company, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.00%	8.68%	12/5/2025	12/5/2030	8,458	8,404	8,394	1.8%
Straine Dental Management, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	7.24%	11.11%	11/25/2025	11/25/2030	461	454	461	0.1%
Straine Dental Management, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.42%	11.21%	11/25/2025	11/25/2030	11,700	11,658	11,700	2.5%
									59,502	59,848	12.7%
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	7.00%	11.34%	1/25/2023	10/30/2026	884	883	884	0.2%
Dance Nation Holdings LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.95%	11.29%	8/24/2023	8/24/2028	36,651	36,533	35,827	7.5%
Dance Nation Holdings LLC	(6)(7)(23)(30)	First lien senior secured loan	S+	6.95%	11.29%	8/24/2023	8/24/2028	7,500	7,486	7,331	1.5%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		2,000,000	1,959	1,420	0.3%
LC Hospitality, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.45%	9.52%	7/25/2024	7/25/2031	10,579	10,519	10,473	2.2%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)(23)(29)	First lien senior secured loan	S+	5.00%	—%	2/28/2025	2/28/2030	—	(10)	—	—%
Liberty Lenwich Holdings LLC	(6)(7)(15)(23)(28)	First lien senior secured loan	S+	5.00%	9.08%	2/28/2025	2/28/2030	22,212	22,314	22,212	4.7%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)(23)(30)	First lien senior secured loan	S+	5.00%	—%	2/28/2025	2/28/2030	—	(21)	—	—%
									79,663	78,147	16.4%
Independent Power & Renewable
National Carbon Technologies – California, LLC	(2)(28)	First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	14,000	13,999	11,935	2.5%
truCurrent LLC	(6)(7)(29)	First lien senior secured loan	S+	7.20%	11.28%	2/12/2024	2/12/2029	25,000	24,954	24,938	5.2%
truCurrent LLC	(6)(7)(28)	First lien senior secured loan	S+	7.20%	11.28%	2/12/2024	2/12/2029	12,500	12,437	12,469	2.6%
truCurrent LLC		Warrants				2/12/2024	2/12/2034	41,667	—	—	—%
									51,390	49,342	10.3%
Insurance
Arrowhead Capital Group LLC	(23)	Preferred equity			10.00%	2/28/2025		15,000,000	15,000	15,000	3.2%
									15,000	15,000	3.2%
IT Services
DRS Imaging Services LLC	(6)(7)(12)(23)(29)	First lien senior secured loan	S+	6.00%	10.07%	3/28/2025	3/28/2030	4,220	4,198	4,186	0.9%
DRS Imaging Services LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	6.00%	—%	3/28/2025	3/28/2030	—	(49)	—	—%
DRS Imaging Services LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.00%	10.07%	3/28/2025	3/28/2030	10,489	10,513	10,405	2.2%
Xpect Solutions, LLC	(6)(7)(12)(23)(29)	First lien senior secured loan	S+	5.90%	9.97%	10/7/2024	10/7/2029	9,867	9,843	9,867	2.1%
Xpect Solutions, LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	5.90%	—%	10/7/2024	10/7/2029	—	(12)	—	—%
Xpect Solutions, LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	5.90%	9.97%	10/7/2024	10/7/2029	22,050	21,910	22,050	4.6%
Xpect Solutions, LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	5.90%	9.97%	10/7/2024	10/7/2029	5,475	5,475	5,475	1.2%
									51,878	51,983	11.0%
Media
Direct Digital Holdings, LLC	(2)(6)(7)(29)	First lien senior secured loan	S+	10.00%	13.92%	6/29/2022	12/3/2026	646	646	599	0.1%
Direct Digital Holdings, LLC	(2)(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.92%	6/29/2022	12/3/2026	9,643	8,334	8,944	1.9%
Direct Digital Holdings, LLC	(2)(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.92%	6/29/2022	12/3/2026	510	510	473	0.1%
Direct Digital Holdings, LLC	(2)(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.92%	9/8/2025	12/3/2026	3,989	3,987	3,700	0.8%
Direct Digital Holdings, LLC	(2)(6)(7)(30)	First lien senior secured loan	S+	10.00%	14.01%	9/8/2025	12/3/2026	1,000	991	1,000	0.2%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Direct Digital Holdings, LLC	(2)(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.91%	9/8/2025	10/12/2026	695	695	645	0.1%
Direct Digital Holdings, LLC	(2)	Preferred Equity			10.00%	8/8/2025		18,513,285	18,513	7,405	1.6%
Direct Digital Holdings, LLC	(2)	Preferred Equity			10.00%	10/14/2025		10,475,769	7,152	4,190	0.9%
									40,828	26,956	5.7%
Professional Services
Akoma Capital Advisory LLC	(6)(7)(15)(28)	First lien senior secured loan	S+	7.00%	11.10%	3/31/2026	3/31/2029	600	595	599	0.1%
CentralBDC Enterprises, LLC	(6)(7)(12)(23)(30)	First lien senior secured loan	S+	6.00%	10.07%	6/25/2024	6/11/2029	3,976	3,975	3,956	0.8%
CentralBDC Enterprises, LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.00%	10.07%	6/25/2024	6/11/2029	20,729	20,711	20,625	4.3%
Flatworld Intermediate Corporation	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	5.45%	—%	3/25/2025	3/25/2030	—	(53)	—	—%
Flatworld Intermediate Corporation	(6)(7)(23)(28)	First lien senior secured loan	S+	5.45%	9.53%	3/25/2025	3/25/2030	39,449	39,142	39,252	8.3%
MediVisuals Solutions Inc	(6)(7)(8)(12)(23)(29)	First lien senior secured loan	S+	6.75%	—%	5/27/2026	5/27/2031	—	(41)	—	—%
MediVisuals Solutions Inc	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	6.75%	—%	5/27/2026	5/27/2031	—	(8)	—	—%
MediVisuals Solutions Inc	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.75%	10.83%	5/27/2026	5/27/2031	10,973	10,788	10,698	2.3%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.3%
Samaha & Associates LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	6.25%	10.02%	5/14/2026	5/14/2031	100	81	100	—%
Samaha & Associates LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.25%	10.02%	5/14/2026	5/14/2031	11,443	11,332	11,443	2.4%
ZRG Partners LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	6.00%	10.04%	10/21/2024	6/14/2029	9,392	9,360	9,392	2.0%
ZRG Partners LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	P+	5.00%	12.00%	10/21/2024	6/14/2029	1,179	1,168	1,179	0.2%
ZRG Partners LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.00%	10.04%	10/21/2024	6/14/2029	11,176	11,129	11,176	2.4%
									109,679	109,920	23.1%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)(29)	First lien senior secured loan	S+	8.70%	13.04%	10/6/2023	10/6/2026	2,044	2,044	2,009	0.4%
Standard Real Estate Investments LP	(6)(7)(28)	First lien senior secured loan	S+	8.70%	13.04%	10/6/2023	10/6/2026	3,067	3,066	3,013	0.6%
									5,110	5,022	1.0%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(2)(6)(7)(12)(28)	First lien senior secured loan	S+	6.75%	10.75%	7/23/2026	5/30/2029	8,293	—	—	—%
									—	—	—%
Transportation Infrastructure
Tyler Distribution Centers LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	4.65%	—%	3/12/2025	3/12/2030	—	(42)	—	—%
Tyler Distribution Centers LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	4.65%	8.73%	3/12/2025	3/12/2030	40,000	39,941	40,000	8.5%
									39,899	40,000	8.5%
Total non-controlled/non-affiliated investments									877,484	859,603	181.0%
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
IVM GK9 Holdings LLC		Equity				10/7/2022		14,969	4,881	5,000	1.1%
									4,881	5,000	1.1%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Diversified Consumer Services
3360 Frankford LLC	(17)	Equity				9/23/2024		2,458,671	2,459	2,459	0.5%
									2,459	2,459	0.5%
Food Products
Patti's Good Life LLC	(15)(31)	Equity				3/12/2026		15	69	69	—%
Patti's Good Life LLC	(15)(31)	Preferred Equity			12.00%	3/12/2026		70	3,396	3,319	0.7%
									3,465	3,388	0.7%
Hotels, Restaurants & Leisure
Halal Shack Acquisition Corp.	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	6.00%	—%	8/10/2026	8/10/2031	—	(39)	—	—%
Halal Shack Acquisition Corp.	(6)(7)(12)(28)	First lien senior secured loan	S+	6.00%	10.08%	8/10/2026	8/10/2031	16,000	15,844	15,844	3.4%
Halal Shack Holdings, LLC	(12)(36)	Preferred Equity				8/10/2026		30,000	3,000	2,970	0.6%
Liberty Top Holdings, LLC	(15)(18)	Equity				2/28/2025		3,000,000	3,000	3,000	0.6%
									21,805	21,814	4.6%
Professional Services
Sparrow Rock, Inc.	(15)(25)	Preferred Equity				11/12/2025		2,614,379	2,000	2,000	0.4%
									2,000	2,000	0.4%
Real Estate Management & Development
NW1LS CO-INVEST LP	(8)	Equity				4/10/2025		10,000,000	10,293	14,929	3.1%
									10,293	14,929	3.1%
Total non-controlled/affiliated investments									44,903	49,590	10.4%
Controlled/affiliated investments (10)
Financial Services
Lafayette Square Mortgage Solutions, LLC	(6)(7)(8)(29)(33)	First lien senior secured loan	S+	6.50%	—%	11/6/2025	11/6/2030	—	—	—	—%
Lafayette Square Mortgage Solutions, LLC	(8)(24)(33)	Equity				11/6/2025		361	4,150	4,150	0.9%
Lafayette Square SBLC, LLC	(26)(33)	Equity				12/30/2025		110	10,981	10,945	2.3%
Lafayette Square SBLC, LLC	(8)(33)	Unsecured Debt			6.25%	7/1/2026	2/26/2027	1,907	1,907	1,907	0.4%
									17,038	17,002	3.6%
Insurance
GELDO Inc.	(15)(19)	Preferred Equity				6/17/2025		3,857,032	$3,000	$2,970	0.6%
Lafayette Square Life Company LLC	(34)	Equity				6/1/2026		100	11,837	11,837	2.6%
									14,837	14,807	3.2%
IT Services
Lafayette Square Technologies, LLC	(20)	Equity				8/4/2025		102	6,400	6,400	1.3%
									6,400	6,400	1.3%
Professional Services
Studio Lafayette, LLC	(21)(33)	Equity				8/4/2025		100	1,500	1,500	0.3%
Worker Solutions LLC	(8)(16)	Equity				12/30/2024		101	2,950	2,950	0.6%
									4,450	4,450	0.9%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2026

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Real Estate Management & Development
LSA Affordable Housing LP	(8)(27)(33)	Equity			10/20/2025		100	4,316	4,258	1.0%
Neighborhood Grocery Catalyst Fund LLC	(8)(14)	Equity			12/20/2024		100	7,791	7,672	1.6%
Truly Redlands LLC	(22)	Equity			9/30/2025		4,500	4,500	4,500	0.9%
SHaD Momentum LLC	(32)	Equity			3/30/2026		26,000	2,600	2,600	0.5%
								19,207	19,030	4.0%
Road & Rail
160 Driving Academy (a/k/a Nextlane Trucking Holdings, LLC)	(11)(37)	Equity			7/23/2026		63,697,881	59,822	51,398	10.8%
								59,822	51,398	10.8%
Total controlled/affiliated investments								121,754	113,087	23.8%

Total Portfolio Investments								$1,044,141	$1,022,280	215.2%
Cash and cash equivalents
Cash and Cash Equivalents	(9)(23)	Money market fund					127,136	127,136	127,136	26.7%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2026

Total cash and cash equivalents	127,136	127,136	26.7%
Total Portfolio Investments, Cash and Cash Equivalents	$1,171,277	$1,149,416	241.9%

Derivative Instrument*	Counterparty	Company Pays	Company Receives	Maturity Date	Notional Amount	Unrealized Appreciation	Unrealized Depreciation	Upfront Payments / Receipts
Interest rate swap (35)	ING Capital Markets LLC	Floating 3-month Term SOFR + 3.036%	7.00%	8/19/2030	$65,000	$—	$(2,016)	$—

*	Refer to Note 5, Derivatives, to these unaudited consolidated financial statements for further information.
(1)
Unless otherwise indicated, all investments are considered Level 3 investments. The fair value of the investment was determined using significant unobservable inputs. See Note 4 "Fair Value Measurement of
Investments."

(2)	Investment was on non-accrual status as of September 30, 2026.
(3)	All investments are denominated in U.S. dollars unless otherwise noted.
(4)	The total funded par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments.
(5)	Percentage is based on net assets of $475,064 as of September 30, 2026.
(6)	Loan includes interest rate floor feature, which generally ranges from 1.00% to 4.00%.
(7)
Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to the Secured Overnight Financing Rate ("SOFR" or "S") or an alternate base rate (commonly based on the
Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of each investment's most recent reset date prior to September 30, 2026. As of September 30, 2026, the reference rates for our variable rate loans were the 180-day SOFR at 4.27%, 90-day SOFR at 4.08%, and 30-
day SOFR at 3.91%.

(8)
Position or portion thereof is an unfunded loan or equity commitment, and no interest is being earned on the unfunded portion, although the investment may earn unused commitment fees. Negative cost and fair value, if any, results from unamortized fees, which are capitalized to the cost of the investment. The unfunded commitment may be subject to a commitment termination date that may expire prior to the maturity date stated. See below for more information on the Company’s unfunded commitments as of September 30, 2026:

Investments	Unused Fee Rate	Commitment Type	Commitment Expiration Date	Unfunded Commitment
First Lien Debt
Ally Medical Holdings, LLC	0.50%	Delayed Draw Term Loan	1/15/2028	$10,000
Atlantic Refinishing & Restoration LLC	0.50%	Revolver	9/11/2031	2,000
C Speed LLC	0.50%	Revolver	10/1/2029	3,750
Core Capital Partners II-S LP	—%	Revolver	10/11/2027	4,831
DRS Imaging Services LLC	0.50%	Revolver	3/28/2030	4,000
Flatworld Intermediate Corporation	0.50%	Revolver	3/25/2030	7,500
Florida Solid Solutions LLC	—%	Delayed Draw Term Loan	4/2/2031	2,800
Genuine Food Lab LLC	0.75%	Delayed Draw Term Loan	6/6/2028	5,000
Halal Shack Acquisition Corp.	0.25%	Revolver	8/10/2031	4,000
Hollywood Trucks Technologies LLC	1.00%	Delayed Draw Term Loan	7/9/2030	12,450
Lafayette Square Mortgage Solutions, LLC	—%	Delayed Draw Term Loan	11/6/2030	10,000
Liberty Lenwich Holdings LLC	0.50%	Revolver	2/28/2030	3,000
Liberty Lenwich Holdings LLC	0.50%	Delayed Draw Term Loan	2/28/2027	3,000

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2026

MediVisuals Solutions Inc	0.50%	Delayed Draw Term Loan	11/27/2027	2,500
MediVisuals Solutions Inc	0.50%	Revolver	5/27/2031	500
Mission Critical Group LLC	0.50%	Delayed Draw Term Loan	10/1/2030	1,974
Mission Critical Group LLC	0.50%	Revolver	10/1/2030	274
MSPB MSO, LLC	0.38%	Revolver	11/10/2028	3,000
OWP International LLC	0.50%	Delayed Draw Term Loan	11/20/2027	1,759
OWP International LLC	0.50%	Revolver	11/20/2030	2,050
Prime IV Hydration & Wellness Inc.	0.50%	Delayed Draw Term Loan	11/25/2026	4,000
Rotolo Consultants, Inc.	0.50%	Revolver	1/31/2031	7,283
Samaha & Associates LLC	0.50%	Revolver	5/14/2031	1,900
Sand Lake Outsourcing Intermediate, LLC	0.50%	Revolver	1/28/2031	703
SMG Operating Company, LLC	1.00%	Delayed Draw Term Loan	12/5/2027	1,500
Soapy Joe's Midco OC Holdings LLC	0.45%	Delayed Draw Term Loan	10/22/2026	4,667
Straine Dental Management, LLC	0.25%	Delayed Draw Term Loan	5/25/2027	3,279
Synergi, LLC	0.50%	Revolver	12/19/2029	2,250
TEC Services LLC	0.50%	Revolver	12/31/2029	2,000
Tyler Distribution Centers LLC	0.50%	Revolver	3/12/2030	6,000
Xpect Solutions, LLC	0.50%	Revolver	10/7/2029	2,000
ZRG Partners LLC	0.50%	Revolver	6/14/2029	1,347
Unsecured Debt
Lafayette Square SBLC, LLC	—%	Unsecured Debt	2/26/2027	8,093
Equity
Lafayette Square Mortgage Solutions, LLC	—%	Equity	—	15,850
LSA Affordable Housing LP	—%	Equity	—	742
Neighborhood Grocery Catalyst Fund LLC	—%	Equity	—	4,828
NW1LS CO-INVEST LP	—%	Equity	—	293
Worker Solutions, LLC	—%	Equity	—	550
				$151,673

(9)
Cash and cash equivalents balance represents amounts held in the interest-bearing money market fund - Goldman Sachs Financial Square Government Fund (FGTXX). As of September 30, 2026, $127,136 was
held in FGTXX and had 7-day effective yield of 3.88%.

(10)
Under the 1940 Act, the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company or maintains greater than 50% of the board representation. Under the 1940 Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company’s non-controlled/affiliated investments and controlled/affiliated investments were as follows:

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2026

Non-controlled/affiliated investments	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2026	Investment Income
3360 Frankford LLC	$2,459	$—	$—	$—	$2,459	$—
Halal Shack Holdings, LLC	—	3,000	—	(30)	2,970	34
Halal Shack Acquisition Corp.	—	15,805	—	39	15,844	232
IVM GK9 Holdings LLC	5,000	—	—	—	5,000	—
Liberty Top Holdings, LLC	3,000	—	—	—	3,000	70
NW1LS CO-INVEST LP	9,668	190	—	5,071	14,929	—
Patti's Good Life LLC	—	69	—	—	69	4
Patti's Good Life LLC	—	3,396	—	(77)	3,319	228
Sparrow Rock, Inc.	2,000	—	—	—	2,000	—
Non-controlled/affiliated investments	$22,127	$22,460	$—	$5,003	$49,590	$568

Controlled/affiliated investments	Fair Value as of December 31, 2025	Gross Additions	Gross Reductions	Change in Unrealized Gains (Losses)	Fair Value as of September 30, 2026	Investment Income
GELDO Inc.	$3,000	$—	$—	$(30)	$2,970	$—
Lafayette Square Life Company LLC	—	11,837	—	—	11,837	—
Lafayette Square Mortgage Solutions, LLC	300	3,850	—	—	4,150	—
Lafayette Square SBLC, LLC	5,445	13,165	(5,722)	(36)	12,852	31
Lafayette Square Technologies, LLC	3,000	3,400	—	—	6,400	—
LSA Affordable Housing LP	3,986	273	—	(1)	4,258	—
Neighborhood Grocery Catalyst Fund LLC	7,672	8	—	(8)	7,672	148
Nextlane Trucking Holdings, LLC	—	59,822	—	(8,424)	51,398	—
SHaD Momentum LLC	—	2,600	—	—	2,600	9
Studio Lafayette, LLC	1,000	500	—	—	1,500	—
Truly Redlands LLC	4,500	—	—	—	4,500	—
Worker Solutions LLC	1,850	1,100	—	—	2,950	—
Controlled/affiliated investments	$30,753	$96,555	$(5,722)	$(8,499)	$113,087	$188

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
September 30, 2026

(11)
Securities exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), and may be deemed to be “restricted securities.” Except as noted by this footnote, all of the instruments on this table are subject to restrictions on resale.

(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns 31.25% of the equity interests in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
(16)	The Company owns 100.00% of the equity interests in Worker Solutions, LLC.
(17)	The Company owns a 66.25% of the equity interests in 3360 Frankford LLC.
(18)	The Company owns a 7.02% share in Liberty Top Holdings, LLC.
(19)	The Company owns a 27.00% share in GELDO Inc.
(20)	The Company owns a 100.00% share in Lafayette Square Technologies, LLC.
(21)	The Company owns a 100.00% share in Studio Lafayette, LLC.
(22)	The Company owns a 47.37% share in Truly Redlands LLC.
(23)	Assets are pledged as collateral for the ING Credit Facility. See Note 6 “Debt”.
(24)	The Company owns a 100.00% share in Lafayette Square Mortgage Solutions, LLC.
(25)	The Company owns a 20.00% share in Sparrow Rock, Inc.
(26)	The Company owns a 100.00% share in Lafayette Square SBLC, LLC.
(27)	The Company owns a 90.89% share in LSA Affordable Housing LP.
(28)	Represents investment in a Term Loan.
(29)	Represents investment in a Delayed Draw Term Loan.
(30)	Represents investment in a Revolving Facility.
(31)	The Company owns a 20.00% share in Patti's Good Life LLC.
(32)	The Company owns a 57.37% share in SHaD Momentum LLC.
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
(35)
This instrument  is valued using observable inputs and is considered a Level 2 investment per Financial Accounting Standards Board (“FASB” ) guidance under ASC 820. See Note 4 “Fair Value Measurement of Investments” for further information related to investments at fair value.

(36)	The Company owns a 9.52% share in Halal Shack Holdings, LLC.
(37)	The Company owns a 47.75% share in Nextlane Trucking Holdings, LLC.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Consolidated Schedule of Investments
December 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/non-affiliated investments
Aerospace & Defense
C Speed LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	6.00%	9.67%	10/1/2024	10/1/2029	$4,700	$4,662	$4,630	1.1%
C Speed LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	6.00%	9.67%	10/1/2024	10/1/2029	15,109	14,995	14,882	3.6%
									19,657	19,512	4.7%
Commercial Services & Supplies
Ironhorse Purchaser, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.25%	8.97%	12/21/2023	9/30/2027	9,773	9,675	9,773	2.4%
Rotolo Consultants, Inc.	(6)(7)(23)(29)	First lien senior secured loan	S+	5.50%	9.18%	1/31/2025	1/31/2031	5,246	5,230	5,246	1.3%
Rotolo Consultants, Inc.	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	5.50%	9.18%	1/31/2025	1/31/2031	3,528	3,478	3,528	0.9%
Rotolo Consultants, Inc.	(6)(7)(23)(28)	First lien senior secured loan	S+	5.50%	9.18%	1/31/2025	1/31/2031	20,080	20,062	20,080	4.9%
TEC Services LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	5.50%	—%	1/9/2025	12/31/2029	—	—	—	—%
TEC Services LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.50%	—%	1/9/2025	12/31/2029	—	—	—	—%
TEC Services LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.50%	9.27%	1/9/2025	12/31/2029	9,900	9,900	9,900	2.4%
Zero Waste Recycling LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	6.45%	10.52%	6/29/2022	5/15/2026	4,927	5,068	4,927	1.2%
Zero Waste Recycling LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.45%	10.53%	6/29/2022	5/15/2026	12,590	12,590	12,590	3.1%
ZWR Holdings, Inc.		Subordinated debt	14.00% (Inc. 10.00% PIK)		14.00%	8/16/2021	2/12/2027	1,883	1,883	1,883	0.5%
ZWR Holdings, Inc.		Warrants				8/16/2021	2/16/2027	24,953	—	—	—%
									67,886	67,927	16.7%
Construction & Engineering
Ickler Electric Corporation	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.50%	10.17%	4/17/2025	4/17/2030	38,308	37,982	38,273	9.3%
Ickler Electric Corporation	(12)(23)	Subordinated debt		14.00%	14.00%	4/17/2025	10/17/2030	1,557	1,542	1,554	0.4%
Ickler Electric Corporation	(12)	Warrants				4/17/2025	4/17/2030	37,608	—	—	—%
Synergi, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.45%	11.39%	12/19/2022	12/17/2027	15,649	15,582	15,414	3.7%
Synergi, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	7.45%	—%	12/19/2022	12/17/2027	—	(15)	—	—%
Trilon Group, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	4.75%	—%	3/24/2023	5/25/2029	—	(6)	—	—%
									55,085	55,241	13.4%
Diversified Consumer Services
Med Learning Group, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.75%	9.42%	3/26/2024	12/30/2027	15,412	15,325	15,412	3.7%
Med Learning Group, LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	5.75%	9.42%	3/26/2024	12/30/2027	4,256	4,244	4,256	1.0%
									19,569	19,668	4.7%
Diversified Financial Services
Core Capital Partners II-S LP	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	7.50%	11.17%	10/11/2024	10/11/2027	4,343	4,270	4,343	1.1%
Core Capital Partners II-S LP	(6)(7)(23)(28)	First lien senior secured loan	S+	7.50%	11.17%	10/11/2024	10/11/2027	28,000	27,817	28,000	6.8%
									32,087	32,343	7.9%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Diversified Telecommunication Services
Johnsoncomm LLC	(6)(7)(15)(23)(28)	First lien senior secured loan	S+	6.90%	10.58%	1/31/2025	1/31/2030	16,000	15,872	15,870	3.9%
									15,872	15,870	3.9%
Electrical Equipment
Electro Technical Industries, LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.50%	—%	3/31/2025	3/31/2030	—	(14)	—	—%
Electro Technical Industries, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.50%	9.22%	3/31/2025	3/31/2030	12,538	12,455	12,538	3.0%
									12,441	12,538	3.0%
Food & Staples Retailing
Genuine Food Lab LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	8.25%	—%	6/6/2025	6/6/2030	—	(20)	—	—%
Genuine Food Lab LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	8.25%	11.93%	6/6/2025	6/6/2030	10,000	9,908	9,986	2.4%
									9,888	9,986	2.4%
Food Products
Capital City LLC	(6)(7)(8)(15)(29)	First lien senior secured loan	S+	8.00%	11.67%	9/20/2024	9/20/2029	640	622	634	0.2%
Capital City LLC	(6)(7)(15)(28)	First lien senior secured loan	S+	8.00%	11.67%	9/20/2024	9/20/2029	494	490	490	0.1%
OWP International LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	5.75%	—%	11/20/2025	11/20/2030	—	(10)	—	—%
OWP International LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.75%	9.43%	11/20/2025	11/20/2030	1,000	971	990	0.2%
OWP International LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.43%	11/20/2025	11/20/2030	15,000	14,851	14,852	3.6%
									16,924	16,966	4.1%
Gas Utilities
TCFIII Owl Buyer LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.50%	9.34%	1/31/2023	4/17/2026	10,675	10,661	10,675	2.6%
									10,661	10,675	2.6%
Health Care Distributors
Prime IV Hydration & Wellness Inc.	(6)(7)(8)(15)(29)	First lien senior secured loan	S+	6.50%	—%	11/25/2025	11/25/2030	—	(39)	—	—%
Prime IV Hydration & Wellness Inc.	(6)(7)(15)(28)	First lien senior secured loan	S+	6.50%	10.17%	11/25/2025	11/25/2030	8,000	7,841	7,842	1.9%
									7,802	7,842	1.9%
Health Care Equipment & Services
MSPB MSO, LLC	(6)(7)(23)(29)	First lien senior secured loan	S+	6.50%	10.17%	11/10/2023	11/10/2028	9,863	9,841	9,715	2.4%
MSPB MSO, LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	6.50%	10.17%	11/10/2023	11/10/2028	5,086	5,036	5,009	1.2%
MSPB MSO, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.50%	10.17%	11/10/2023	11/10/2028	8,391	8,333	8,266	2.0%
									23,210	22,990	5.6%
Health Care Providers & Services
Salt Dental Collective LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.75%	10.57%	3/20/2023	2/15/2028	17,587	17,467	17,587	4.4%
SMG Operating Company, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	5.00%	—%	12/5/2025	12/5/2027	—	(5)	—	—%
SMG Operating Company, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	5.00%	8.87%	12/5/2025	12/5/2030	8,500	8,436	8,436	2.1%
Straine Dental Management, LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	7.42%	—%	11/25/2025	11/25/2030	—	(9)	—	—%
Straine Dental Management, LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	7.42%	11.24%	11/25/2025	11/25/2030	11,759	11,700	11,700	2.8%
									37,589	37,723	9.3%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Hotels, Restaurants & Leisure
Aetius Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	7.00%	10.93%	1/25/2023	3/31/2026	909	907	907	0.2%
Dance Nation Holdings LLC	(6)(7)(28)	First lien senior secured loan	S+	6.95%	10.89%	8/24/2023	8/24/2028	31,625	31,443	31,625	7.8%
Dance Nation Holdings LLC	(6)(7)(30)	First lien senior secured loan	S+	6.95%	10.89%	8/24/2023	8/24/2028	4,131	4,112	4,131	1.0%
Dance Nation Topco LLC		Preferred Equity				8/24/2023		1,652,200	1,652	1,652	0.4%
LC Hospitality, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.45%	9.12%	7/25/2024	7/25/2031	10,387	10,316	10,218	2.5%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)(23)(29)	First lien senior secured loan	S+	5.00%	—%	2/28/2025	2/28/2030	—	(13)	—	—%
Liberty Lenwich Holdings LLC	(6)(7)(15)(23)(28)	First lien senior secured loan	S+	5.00%	8.85%	2/28/2025	2/28/2030	14,441	14,348	14,441	3.5%
Liberty Lenwich Holdings LLC	(6)(7)(8)(15)(23)(30)	First lien senior secured loan	S+	5.00%	—%	2/28/2025	2/28/2030	—	(25)	—	—%
									62,740	62,974	15.4%
Independent Power & Renewable
National Carbon Technologies – California, LLC		First lien senior secured loan		12.25%	12.25%	5/31/2024	5/31/2029	14,000	13,999	13,999	3.4%
truCurrent LLC	(6)(7)(8)(29)	First lien senior secured loan	S+	7.20%	10.88%	2/12/2024	2/12/2029	10,000	9,923	10,000	2.4%
truCurrent LLC	(6)(7)(28)	First lien senior secured loan	S+	7.20%	10.88%	2/12/2024	2/12/2029	12,500	12,416	12,500	3.0%
									36,338	36,499	8.8%
Insurance
Arrowhead Capital Group LLC	(23)	Preferred equity				2/28/2025		15,000,000	15,000	15,000	3.6%
									15,000	15,000	3.6%
IT Services
DRS Imaging Services LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	6.25%	—%	3/28/2025	3/28/2030	—	(27)	—	—%
DRS Imaging Services LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	6.25%	—%	3/28/2025	3/28/2030	—	(59)	—	—%
DRS Imaging Services LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	6.25%	9.92%	3/28/2025	3/28/2030	4,614	4,541	4,578	1.1%
Xpect Solutions, LLC	(6)(7)(8)(12)(23)(29)	First lien senior secured loan	S+	5.75%	9.42%	10/7/2024	10/7/2029	7,425	7,391	7,425	1.8%
Xpect Solutions, LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	5.75%	—%	10/7/2024	10/7/2029	—	(15)	—	—%
Xpect Solutions, LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	5.75%	9.42%	10/7/2024	10/7/2029	22,219	22,044	22,219	5.4%
									33,875	34,222	8.3%
Media
Direct Digital Holdings, LLC	(6)(7)(29)	First lien senior secured loan	S+	10.00%	13.98%	6/29/2022	12/3/2026	624	624	624	0.2%
Direct Digital Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.98%	6/29/2022	12/3/2026	9,315	5,839	9,315	2.3%
Direct Digital Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.98%	6/29/2022	12/3/2026	493	493	493	0.1%
Direct Digital Holdings, LLC	(6)(7)(28)	First lien senior secured loan	S+	10.00%	13.98%	9/8/2025	9/30/2026	3,853	3,849	3,853	0.9%
Direct Digital Holdings, LLC		Preferred Equity				8/8/2025		18,058,066	18,058	16,005	3.9%
Direct Digital Holdings, LLC		Preferred Equity				10/14/2025		10,218,183	6,894	9,056	2.2%
									35,757	39,346	9.6%
Professional Services
CentralBDC Enterprises, LLC	(6)(7)(8)(12)(30)	First lien senior secured loan	S+	5.25%	8.93%	6/25/2024	6/11/2029	2,863	2,853	2,863	0.7%
CentralBDC Enterprises, LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.25%	8.92%	6/25/2024	6/11/2029	16,589	16,516	16,589	4.0%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Flatworld Intermediate Corporation	(6)(7)(8)(23)(30)	First lien senior secured loan	S+	5.50%	9.18%	3/25/2025	3/25/2030	300	236	300	0.1%
Flatworld Intermediate Corporation	(6)(7)(23)(28)	First lien senior secured loan	S+	5.50%	9.18%	3/25/2025	3/25/2030	39,750	39,386	39,750	9.7%
Oakwell Holding LLC	(15)	Convertible Note		10.00%	10.00%	12/23/2024	12/31/2028	1,500	1,500	1,500	0.4%
ZRG Partners LLC	(6)(7)(8)(23)(29)	First lien senior secured loan	S+	6.00%	9.67%	10/21/2024	6/14/2029	4,431	4,409	4,431	1.1%
ZRG Partners LLC	(6)(7)(8)(23)(30)	First lien senior secured loan	P+	5.00%	11.75%	10/21/2024	6/14/2029	1,600	1,585	1,600	0.4%
ZRG Partners LLC	(6)(7)(23)(28)	First lien senior secured loan	S+	6.00%	9.73%	10/21/2024	6/14/2029	11,273	11,208	11,273	2.7%
									77,693	78,306	19.1%
Real Estate Management & Development
Standard Real Estate Investments LP	(6)(7)(29)	First lien senior secured loan	S+	8.70%	12.64%	10/6/2023	10/6/2026	2,044	2,044	2,038	0.5%
Standard Real Estate Investments LP	(6)(7)(28)	First lien senior secured loan	S+	8.70%	12.64%	10/6/2023	10/6/2026	3,067	3,056	3,056	0.7%
									5,100	5,094	1.2%
Road & Rail
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(28)	First lien senior secured loan	S+	6.75%	10.75%	5/31/2024	5/30/2029	43,712	43,155	37,155	9.0%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(29)	First lien senior secured loan	S+	6.75%	10.75%	7/3/2025	5/30/2029	1,063	1,015	903	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(12)(28)	First lien senior secured loan	S+	6.75%	10.75%	7/3/2025	5/30/2029	2,158	2,068	1,834	0.4%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	10/30/2025	5/30/2029	1,590	1,517	1,351	0.3%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	11/14/2025	5/30/2029	1,057	1,009	899	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	11/26/2025	5/30/2029	792	755	673	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	12/10/2025	5/30/2029	527	502	448	0.1%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	12/19/2025	5/30/2029	1,052	1,002	894	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(6)(7)(28)	First lien senior secured loan	S+	6.75%	10.75%	12/23/2025	5/30/2029	1,156	1,101	983	0.2%
160 Driving Academy (a/k/a Rock Gate Capital, LLC)	(12)	Warrants				5/31/2024	5/30/2029	166,108	—	—	—%
									52,124	45,140	10.8%
Specialized Consumer Services
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)(29)	First lien senior secured loan	S+	6.95%	10.88%	12/21/2023	6/21/2028	24,386	24,217	24,386	5.9%
Best Friends Pet Care Holdings Inc.	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	6.95%	10.88%	12/21/2023	6/21/2028	15,498	15,384	15,498	3.8%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	5.85%	—%	4/22/2025	4/22/2030	—	—	—	—%
Soapy Joe's Midco OC Holdings LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.85%	9.57%	4/22/2025	4/22/2030	15,196	15,126	15,196	3.7%
									54,727	55,080	13.4%
Transportation Infrastructure
Tyler Distribution Centers LLC	(6)(7)(8)(12)(23)(30)	First lien senior secured loan	S+	5.03%	—%	3/12/2025	3/12/2030	—	(51)	—	—%
Tyler Distribution Centers LLC	(6)(7)(12)(23)(28)	First lien senior secured loan	S+	5.03%	8.71%	3/12/2025	3/12/2030	32,000	31,722	31,994	7.8%
									31,671	31,994	7.8%
Water Utilities
Puris LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.62%	2/20/2025	6/28/2029	591	591	591	0.1%
Puris LLC	(6)(7)(12)(28)	First lien senior secured loan	S+	5.75%	9.44%	6/28/2024	6/28/2029	2,806	2,790	2,806	0.7%
									3,381	3,397	0.8%
Total non-controlled/non-affiliated investments									737,077	736,333	179.0%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread		Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Non-controlled/affiliated investments (10)
Commercial Services & Supplies
IVM GK9 Holdings LLC		Equity				10/7/2022		14,969	4,881	5,000	1.2%
									4,881	5,000	1.2%
Diversified Consumer Services
3360 Frankford LLC	(17)	Equity				9/23/2024		2,458,671	2,459	2,459	0.6%
									2,459	2,459	0.6%
Hotels, Restaurants & Leisure
Liberty Top Holdings, LLC	(15)(18)	Equity				2/28/2025		3,000,000	3,000	3,000	0.7%
									3,000	3,000	0.7%
Professional Services
Sparrow Rock, Inc.	(15)(25)	Preferred Equity				11/12/2025		2,614,379	2,000	2,000	0.5%
									2,000	2,000	0.5%
Real Estate Management & Development
NW1LS CO-INVEST LP	(8)	Equity				4/10/2025		10,000,000	10,103	9,668	2.5%
									10,103	9,668	2.5%
Total non-controlled/affiliated investments									22,443	22,127	5.5%
Controlled/affiliated investments (10)
Diversified Financial Services
Lafayette Square SBLC, LLC	(26)	Equity				12/30/2025		100	5,445	5,445	1.3%
									5,445	5,445	1.3%
Diversified Real Estate Activities
Lafayette Square Mortgage Solutions, LLC	(6)(7)(8)(12)(29)	First lien senior secured loan	S+	6.50%	—%	11/6/2025	11/6/2030	—	—	—	—%
Lafayette Square Mortgage Solutions, LLC	(24)	Equity				11/6/2025		100	300	300	0.1%
LSA Affordable Housing LP	(8)(27)	Equity				10/20/2025		3,985,639	4,043	3,986	1.0%
									4,343	4,286	1.1%
Human Resource & Employment Services
Studio Lafayette, LLC	(21)	Equity				8/4/2025		100	1,000	1,000	0.2%
									1,000	1,000	0.2%
Insurance
GELDO Inc.	(15)(19)	Preferred Equity				6/17/2025		3,857,032	3,000	3,000	0.7%
									3,000	3,000	0.7%
IT Services
Lafayette Square Technologies, LLC	(20)	Equity				8/04/2025		100	3,000	3,000	0.7%
									3,000	3,000	0.7%
Professional Services
Worker Solutions LLC	(8)(16)	Equity				12/30/2024		100	1,850	1,850	0.4%
									1,850	1,850	0.4%

Lafayette Square USA, Inc.
Consolidated Schedule of Investments (continued)
December 31, 2025

Company (1)(3)(11)(13)	Footnotes	Investment Type	Reference Rate and Spread	Interest Rate	Acquisition Date	Maturity Date	Par Amount/ Shares (4)	Amortized Cost	Fair Value	Percentage of Net Assets (5)
Real Estate Management & Development
Neighborhood Grocery Catalyst Fund LLC	(8)(14)	Equity			12/20/2024		100	7,783	7,672	1.9%
Truly Redlands LLC	(22)	Equity			9/30/2025		4,500	4,500	4,500	1.1%
								12,283	12,172	3.0%
Total controlled/affiliated investments								30,921	30,753	7.4%

Total Portfolio Investments								$790,441	$789,213	191.9%

Cash and cash equivalents
Cash and Cash Equivalents	(9)(23)	Money market fund					199,187	199,187	199,187	48.4%
Total cash and cash equivalents								199,187	199,187	48.4%
Total Portfolio Investments, Cash and Cash Equivalents								$989,628	$988,400	240.3%

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

(12)	Investments, or portion thereof, held by the SBIC subsidiary (as defined in Note 1).
(13)	Industries are classified by The Global Industry Classification Standard ("GICS").
(14)	The Company owns a 31.25% share in Neighborhood Grocery Catalyst Fund LLC.
(15)	Investments, or portion thereof, held by the SSBIC subsidiary (as defined in Note 1).
(16)	The Company owns a 100.00% share in Worker Solutions, LLC.
(17)	The Company owns a 66.25% share in 3360 Frankford LLC.
(18)	The Company owns a 7.02% share in Liberty Top Holdings, LLC.
(19)	The Company owns a 27.00% share in GELDO Inc.
(20)	The Company owns a 100.00% share in Lafayette Square Technologies, LLC
(21)	The Company owns a 100.00% share in Studio Lafayette, LLC
(22)	The Company owns a 47.37% share in Truly Redlands LLC
(23)	Assets are pledged as collateral for the ING Credit Facility. See Note 6 “Debt”.
(24)	The Company owns a 100.00% share in Lafayette Square Mortgage Solutions, LLC.
(25)	The Company owns a 20.00% share in Sparrow Rock, Inc.
(26)	The Company owns a 100.00% share in Lafayette Square SBLC, LLC.
(27)	The Company owns a 90.89% share in LSA Affordable Housing LP.
(28)	Represents investment in a Term Loan.
(29)	Represents investment in a Delayed Draw Term Loan.
(30)	Represents investment in a Revolving Facility.
The accompanying notes are an integral part of these consolidated financial statements.

Lafayette Square USA, Inc.
Notes to Consolidated Financial Statements
September 30, 2026
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
The Company has formed several wholly owned subsidiaries to support specific investment strategies. LS BDC Holdings,
LLC has elected to be a taxable entity to hold certain equity or equity-like investments in portfolio companies that are
‘pass-through’ entities for tax purposes. Lafayette Square SBIC, LP (“LS SBIC LP”) and Lafayette Square SSBIC, LP
(“LS SSBIC LP” and together with LS SBIC LP, the “LS SBICs”) are each licensed by the U.S. Small Business
Administration (the “SBA”) to invest in eligible ‘small businesses’ as defined by the SBA. Lafayette Square RBIC, LP
(“LS RBIC LP”) is licensed by the U.S. Department of Agriculture (the “USDA”) as a Rural Business Investment
Company to help meet equity capital investment needs in rural communities. All significant intercompany transactions and balances have been eliminated in consolidation.
Note 2. Significant Accounting Policies
Basis of Presentation
The following is a summary of significant accounting policies consistently followed by the Company in the preparation of its consolidated financial statements. The Company is an investment company and accordingly applies specific accounting and financial reporting requirements under Accounting Standards Codification, as issued by the Financial Accounting
Standards Board (“ASC”) Topic 946—Financial Services—Investment Companies (“Topic 946”). The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the
United States (“GAAP”) and pursuant to Articles 6, 10 and 12 of Regulation S-X. Certain reclassifications have been made to current period industry classifications. See footnote (33) to the Consolidated Schedule of Investments. In addition, certain prior period amounts have been reclassified to conform to the current period presentation. Paid-in-kind interest income, previously included in interest income from non-controlled/non-affiliated investments, is presented as a separate line item in the Consolidated Statements of Operations and in the related tables in Management’s Discussion and Analysis.

These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes related thereto for the year ended December 31, 2025, included in the Company’s annual report on
Form 10-K, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2026. The
results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or any future year or period.
In accordance with Topic 946, the Company does not consolidate its investments in portfolio companies, including those in which it holds a controlling interest, and does not account for them under the equity method. Such investments, are carried at fair value in the consolidated financial statements.
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
Cash and Cash Equivalents
The Company deposits its cash in a financial institution and, at times, such deposits may exceed the Federal Deposit
Insurance Corporation insurance limits. As of September 30, 2026 and December 31, 2025, the Company held $127,136 and $199,187 in cash and cash equivalents, respectively. In addition, as of September 30, 2026, the Company held $1,930 of restricted cash, representing collateral posted under the Credit Support Annex (the “CSA”) to the ISDA Master
Agreement governing the Company’s interest rate swap, which is presented separately as restricted cash on the
Consolidated Statements of Assets and Liabilities (see Note 5). No cash was restricted as of December 31, 2025. All cash and cash equivalents were held in an interest bearing money market fund, Goldman Sachs Financial Square Government
Fund (FGTXX), with U.S. Bank National Association as of September 30, 2026 and December 31, 2025. For the three and nine months ended September 30, 2026, the Company earned $730 and $2,371, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated
Statements of Operations. For the three and nine months ended September 30, 2025, the Company earned $1,115 and
$3,587, respectively, in interest on cash and cash equivalents balances, and the balance is included under Interest from cash and cash equivalents in the Consolidated Statements of Operations. Investments in money market funds are categorized as
Level 1 in the fair value hierarchy.
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
As of September 30, 2026, the Company had incurred $989 of organization and offering costs since inception.
Deferred Financing Costs
Deferred financing costs, incurred in connection with any credit facility, SBA-guaranteed debentures, and Notes  (see Note
6) are deferred and amortized over the life of the respective credit facility, Notes, and SBA-guaranteed debentures.
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
PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan to the extent triggered in accordance with the terms of the applicable loan agreement, rather than being paid to the
Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest in cash may be deferred until the debt principal is repaid. PIK interest income may create taxable income in excess of investment income received, and the Company may be required to distribute such income to its stockholders to maintain its tax treatment as a RIC for
U.S. federal income tax purposes, even though the Company has not yet collected the cash.
For the three and nine months ended September 30, 2026, the Consolidated Statements of Operations include PIK interest of 0.4%  and 3.6%, respectively, of total investment income. For the three and nine months ended September 30, 2025, PIK interest represented 5.0% and 2.9%, respectively, of total investment income. PIK dividends of 2.1% and 2.7% of total investment income for the three and nine months ended September 30, 2026, respectively, and no PIK dividends recorded for the three and nine months ended September 30, 2025, respectively, are included with investment income on the
Consolidated Statements of Operations.
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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date such loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-
accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, future payments are likely to remain current. The Company writes off previously accrued and uncollected interest when it is determined that the interest is no longer collectible. As of September 30, 2026, we had four investments on non-accrual status. The non-accrual portion of these investments represents 2.9% of total investments at amortized cost and 2.8% of total investments at fair value. As of December 31, 2025, we had one investment partially on non-accrual status. The non-
accrual portion of this investment represents 1.0% of total investments at amortized cost and 0.9% of total investments at fair value.
Investment Classification
The Company classifies its investments in accordance with the requirements of the 1940 Act. Under the 1940 Act, the
Company is deemed to be an “Affiliated Person” of a portfolio company if it owns 5% or more of a portfolio company's outstanding voting securities. The Company refers to such investments in Affiliated Persons as “Affiliated Investments.”
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
Fair Value of Financial Instruments
The Company applies fair value to all of its financial instruments in accordance with ASC Topic 820—Fair Value
Measurement (“Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value and requires disclosures for fair value measurements. In accordance with ASC Topic 820, the Company has categorized its financial instruments carried at fair value, based on the priority of the valuation technique, into a three-level fair value hierarchy.
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
Derivative Instruments
The Company follows the guidance in ASC Topic 815, Derivatives and Hedging (“Topic 815”), when accounting for derivative instruments. The Company recognizes all derivative instruments at fair value as either assets or liabilities in its consolidated financial statements. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.
Interest Rate Swaps
The Company uses an interest rate swap to manage interest rate risk associated with its 7.00% Senior Notes. The interest rate swap is not designated as a hedging instrument under ASC 815 and is not used for speculative purposes. The interest rate swap is recorded at fair value, including accrued net periodic settlements, in derivative assets or derivative liabilities, at fair value, on the Consolidated Statements of Assets and Liabilities. Changes in fair value are recognized in net change in unrealized gains (losses) on interest rate swap, and net periodic settlements are recognized in net realized gains (losses) on interest rate swap, in the Consolidated Statements of Operations. The Company does not offset the fair value of the interest rate swap against related cash collateral. Cash collateral posted under the CSA is held in a Company account subject to a control agreement and is presented as restricted cash. Cash flows from the interest rate swap, including net periodic settlements, are classified as operating activities in the Consolidated Statements of Cash Flows.
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
Note 3. Investments
The following tables show the composition of the Company’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Amortized Cost		Fair Value
First lien senior secured loans	$845,545	81.0%	$842,281	82.4%
Equity	137,549	13.2%	133,667	13.1%
Preferred equity	54,020	5.2%	39,274	3.8%
Subordinated debt	3,620	0.3%	3,613	0.4%
Unsecured Debt	1,907	0.2%	1,907	0.2%
Convertible note	1,500	0.1%	1,500	0.1%
Warrants	—	—%	38	—%
Total	$1,044,141	100.0%	$1,022,280	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$690,548	87.4%	$689,683	87.4%
Equity	48,364	6.1%	47,880	6.1%
Preferred equity	46,604	5.9%	46,713	5.9%
Subordinated debt	3,425	0.4%	3,437	0.4%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$790,441	100.0%	$789,213	100.0%
The following tables show the composition of the Company’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2026 and December 31,
2025. The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:
1 Empire Region: New York, New Jersey, Connecticut and Pennsylvania
2 Mid-Atlantic Region: Delaware, Kentucky, Maryland, North Carolina, South Carolina, Tennessee, Virginia and West
Virginia and the District of Columbia
3 Gulf Coast Region: Arkansas, Louisiana, Oklahoma and Texas
4 Far West: California, Hawaii and Nevada
5 Southeast Region: Alabama, Georgia, Florida, Mississippi and the territory of Puerto Rico
6 Great Lakes Region: Illinois, Indiana, Michigan, Minnesota, Ohio and Wisconsin
7 Cascade Region: Alaska, Idaho, Oregon and Washington
8 Northeast Region: Maine, Massachusetts, New Hampshire, Rhode Island and Vermont
9 Four Corners Region: Arizona, Colorado, New Mexico and Utah

	September 30, 2026
	Amortized Cost		Fair Value
Empire[1]	$325,335	31.2%	$325,085	31.8%
Mid-Atlantic[2]	175,311	16.9%	175,265	17.1%
Gulf Coast[3]	159,930	15.4%	150,448	14.7%
Far West[4]	151,692	14.5%	150,159	14.7%
Southeast[5]	115,260	11.0%	115,259	11.3%
Great Lakes[6]	81,612	7.8%	71,005	6.9%
Cascade[7]	17,376	1.7%	17,452	1.7%
Northeast[8]	9,855	0.8%	9,766	1.0%
Four Corners[9]	7,770	0.7%	7,841	0.8%
Total	$1,044,141	100.0%	$1,022,280	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
Empire[1]	$246,988	31.2%	$248,561	31.4%
Far West[4]	136,579	17.3%	137,161	17.4%
Gulf Coast[3]	128,165	16.2%	131,514	16.7%
Mid-Atlantic[2]	121,155	15.3%	121,341	15.4%
Great Lakes[6]	84,567	10.7%	77,486	9.8%
Southeast[5]	37,836	4.8%	37,735	4.8%
Cascade[7]	17,461	2.2%	17,587	2.2%
Northeast[8]	9,888	1.3%	9,986	1.3%
Four Corners[9]	7,802	1.0%	7,842	1.0%
Total	$790,441	100.0%	$789,213	100.0%

The following tables show the composition of the Company’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments) as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Amortized Cost		Fair Value
Professional Services	$116,129	11.2%	$116,370	11.3%
Construction & Engineering	105,512	10.1%	105,272	10.3%
Hotels, Restaurants & Leisure	101,468	9.7%	99,961	9.8%
Diversified Consumer Services	93,439	8.9%	93,401	9.1%
Commercial Services & Supplies	78,205	7.6%	78,265	7.7%
Financial Services	60,727	5.8%	60,835	6.0%
Health Care Providers & Services	59,502	5.7%	59,848	5.9%
IT Services	58,278	5.6%	58,383	5.7%
Road & Rail	59,822	5.7%	51,398	5.0%
Independent Power & Renewable	51,390	4.9%	49,342	4.8%
Transportation Infrastructure	39,899	3.8%	40,000	3.9%
Real Estate Management & Development	34,610	3.3%	38,981	3.8%
Insurance	29,837	2.9%	29,807	2.9%
Health Care Equipment & Services	28,356	2.7%	28,161	2.8%
Media	40,828	3.9%	26,956	2.6%
Food Products	20,472	2.0%	20,403	2.0%
Electrical Equipment	19,918	1.9%	20,103	2.0%
Aerospace & Defense	20,126	1.9%	19,687	1.9%
Diversified Telecommunication Services	15,768	1.5%	15,341	1.5%
Food Distributors	9,855	0.9%	9,766	1.0%
Total	$1,044,141	100.0%	$1,022,280	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
Professional Services	$81,543	10.3%	$82,156	10.4%
Commercial Services & Supplies	72,767	9.3%	72,927	9.2%
Hotels, Restaurants & Leisure	65,740	8.3%	65,974	8.4%
Construction & Engineering	55,085	7.0%	55,241	7.0%
Specialized Consumer Services	54,727	6.9%	55,080	7.0%
Road & Rail	52,124	6.6%	45,140	5.7%
Media	35,757	4.5%	39,346	5.0%
Diversified Financial Services	37,532	4.7%	37,788	4.8%
Health Care Providers & Services	37,589	4.8%	37,723	4.8%
IT Services	36,875	4.7%	37,222	4.7%
Independent Power & Renewable	36,338	4.6%	36,499	4.6%
Transportation Infrastructure	31,671	4.0%	31,994	4.1%
Real Estate Management & Development	27,486	3.5%	26,934	3.4%
Health Care Equipment & Services	23,210	2.9%	22,990	2.9%
Diversified Consumer Services	22,028	2.8%	22,127	2.8%
Aerospace & Defense	19,657	2.5%	19,512	2.5%
Insurance	18,000	2.3%	18,000	2.3%
Food Products	16,924	2.1%	16,966	2.1%
Diversified Telecommunication Services	15,872	2.0%	15,870	2.0%
Electrical Equipment	12,441	1.6%	12,538	1.6%
Gas Utilities	10,661	1.3%	10,675	1.4%
Food & Staples Retailing	9,888	1.3%	9,986	1.3%
Health Care Distributors	7,802	1.0%	7,842	1.0%
Diversified Real Estate Activities	4,343	0.5%	4,286	0.5%
Water Utilities	3,381	0.4%	3,397	0.4%
Human Resource & Employment Services	1,000	0.1%	1,000	0.1%
Total	$790,441	100.0%	$789,213	100.0%
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
The Company has engaged two independent third-party valuation providers to perform quarterly valuation procedures and determine estimated fair value ranges for substantially all of its illiquid investments. Certain immaterial investments are valued internally on a quarterly basis unless otherwise determined by the Valuation Committee, and are corroborated by an independent valuation firm on an annual basis. Generally, investments that have been completed within the past three months are fair valued at cost unless there has been a material event since the completion date. If there has been a material event or if material information emerges that was not known as of the close of the transaction, the independent third-party valuation providers provide an independent valuation range. The types of valuation methodologies employed by the third-
party valuation providers include discounted cash flow, recent financing and enterprise value valuation methodologies.
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
The Company's interest rate swap is valued by an independent third party using a discounted cash flow model based on observable forward Term SOFR rates, adjusted for nonperformance risk, and is classified as Level 2 in the fair value hierarchy.
The consolidated financial statements include portfolio investments at fair value of $1,022,280 and $789,213 as of
September 30, 2026 and December 31, 2025, respectively. Because of the inherent uncertainty of valuation, the determined values may differ significantly from the values that would have been used had a liquid market existed for the investments as of September 30, 2026 and December 31, 2025.
The following tables present fair value measurements of investments, by major class according to the fair value hierarchy as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Fair Value Measurements
Assets	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$842,281	$842,281
Equity	—	—	133,667	133,667
Preferred equity	—	—	39,274	39,274
Subordinated debt	—	—	3,613	3,613
Unsecured Debt	—	—	1,907	1,907
Convertible note	—	—	1,500	1,500
Warrants	—	—	38	38
Total Investments	$—	$—	$1,022,280	$1,022,280
Liabilities
Interest rate swap	$—	$2,016	$—	$2,016

	December 31, 2025
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
First lien senior secured loans	$—	$—	$689,683	$689,683
Equity	—	—	47,880	47,880
Preferred equity	—	—	46,713	46,713
Subordinated debt	—	—	3,437	3,437
Convertible note	—	—	1,500	1,500
Warrants	—	—	—	—
Total Investments	$—	$—	$789,213	$789,213
The carrying value of the Credit Facility and SBA guaranteed debentures approximates fair value as of September 30, 2026 and December 31, 2025 and would be categorized as Level 3 in the fair value hierarchy if determined as of the reporting date.
The following tables provide a reconciliation of the beginning and ending balances for investments that use Level 3 inputs for the nine months ended September 30, 2026 and September 30, 2025.

	For the nine months ended September 30, 2026
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Convertible Note	Unsecured Debt	Warrants	Total Investments
Balance as of December 31, 2025	$689,683	$3,437	$47,880	$46,713	$1,500	$—	$—	$789,213
Purchases of investments and other adjustments to cost	285,678	195	89,185	7,416	—	7,629	—	390,103
Proceeds from sales and repayments of investments	(122,467)	—	—	—	—	(5,722)	—	(128,189)
Net realized gain (loss)	(11,276)	—	—	—	—	—	—	(11,276)
Net accretion of discount on investments	3,062	—	—	—	—	—	—	3,062
Net change in unrealized gain (loss) on investments	(2,399)	(19)	(3,398)	(14,855)	—	—	38	(20,633)
Balance as of September 30, 2026	$842,281	$3,613	$133,667	$39,274	$1,500	$1,907	$38	$1,022,280

	For the nine months ended September 30, 2025
	Investments
	First Lien Senior Secured Loans	Subordinated Debt	Equity	Preferred Equity	Convertible Note	Warrants	Total Investments
Balance as of December 31, 2024	$540,195	$1,712	$12,028	$1,652	$1,500	$—	$557,087
Purchases of investments and other adjustments to cost	311,911	1,617	39,103	28,000	—	—	380,631
Proceeds from sales and repayments of investments	(190,526)	—	(547)	—	—	—	(191,073)
Net realized gain (loss)	203	—	—	—	—	—	203
Net accretion of discount on investments	1,440	—	—	—	—	—	1,440
Net change in unrealized gain (loss) on investments	(802)	27	(435)		—	—	(1,210)
Balance as of September 30, 2025	$662,421	$3,356	$50,149	$29,652	$1,500	$—	$747,078
For the nine months ended September 30, 2026, the net change in unrealized gain (loss) on investments attributable to
Level 3 investments still held on September 30, 2026 was $(26,802) included in the Consolidated Statements of
Operations. For the nine months ended September 30, 2025, the net change in unrealized gain (loss) on investments attributable to Level 3 investments still held on September 30, 2025 was $(1,210) included in the Consolidated Statements of Operations.
Purchases of investments and other adjustments to costs include purchases of new investments at cost, accretion/
amortization of income from discount/premium on debt securities and PIK.
Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period which the reclassifications occur. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2026 and September 30, 2025.
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. The table below is not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the
Company.
The tables below summarize the quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of September 30, 2026 and December 31, 2025.

					Range
	Fair Value, as of September 30, 2026	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$786,089	Discounted Cash Flow	Discount Rate	12.0%	9.2%	26.8%
First lien senior secured loans	56,192	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Equity	40,655	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Equity	14,929	Discounted Cash Flow	Discount Rate	16.0%	15.5%	16.5%
Equity	78,014	Waterfall Analysis	EV/EBITDA	5.6x	1.0x	8.0x
Equity	69	Option Pricing Model	Volatility	60.0%	60.0%	60.0%
Subordinated debt	1,999	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Subordinated debt	1,614	Discounted Cash Flow	Discount Rate	12.9%	12.4%	13.4%
Preferred equity	4,969	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Preferred equity	18,319	Discounted Cash Flow	Discount Rate	10.7%	9.7%	14.1%
Preferred equity	13,016	Waterfall Analysis	EV/EBITDA	0.4x	0.1x	0.7x
Preferred equity	2,970	Option Pricing Model	Volatility	70.0%	70.0%	70.0%
Unsecured Debt	1,907	Waterfall Analysis	EV/EBITDA	1.4x	1.2x	1.6x
Convertible note	1,500	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Warrants	38	Waterfall Analysis	EV/EBITDA	6.5x	6.0x	7.0x
Total Level 3 Assets	$1,022,280

					Range
	Fair Value, as of December 31, 2025	Valuation Technique	Unobservable Input	Weighted Average Mean	Minimum	Maximum
Assets:
First lien senior secured loans	$575,915	Discounted Cash Flow	Discount Rate	10.0%	7.9%	12.8%
First lien senior secured loans	59,426	Waterfall Analysis	EV/EBITDA	5.0x	1.0x	7.3x
First lien senior secured loans	54,342	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Subordinated debt	1,883	Waterfall Analysis	EV/EBITDA	8.3x	8.0x	8.5x
Subordinated debt	1,554	Discounted Cash Flow	Discount Rate	14.4%	14.4%	14.4%
Equity	39,880	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Equity	8,000	Waterfall Analysis	EV/EBITDA	6.1x	5.8x	6.8x
Preferred equity	5,000	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Preferred equity	15,000	Discounted Cash Flow	Discount Rate	12.0%	12.0%	12.0%
Preferred equity	26,713	Waterfall Analysis	EV/EBITDA	1.5x	1.0x	8.3x
Convertible note	1,500	Transaction Precedent	Transaction Price	N/A	N/A	N/A
Warrants	—	Waterfall Analysis	EV/EBITDA	0.0x	0.0x	0.0x
Total Level 3 Assets	$789,213

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
Note 5. Derivatives
The Company enters into derivatives from time to time to help mitigate its interest rate risk exposure.
Interest Rate Swaps
On July 2, 2026, in connection with the 7.00% Senior Notes, the Company entered into an interest rate swap agreement with ING Capital Markets LLC to more closely align the interest rate on the 7.00% Senior Notes with the Company’s investment portfolio, which consists predominantly of floating rate loans. The interest rate swap has a notional amount of
$65.0 million, became effective on July 7, 2026 and matures on August 19, 2030. Under the interest rate swap agreement, the Company receives a fixed interest rate of 7.00% and pays a floating interest rate of three-month Term SOFR plus
3.036%. The Company uses the interest rate swap as an economic hedge and has not designated it as a hedging instrument under ASC 815.
Refer to Note 4, Fair Value Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivative instruments and Note 6, Debt, to these unaudited consolidated financial statements for details related to the Company’s 7.00% Notes.
The following table presents the notional amount and fair value of the Company’s derivative instrument, which is not designated as a hedging instrument, and its location on the Consolidated Statements of Assets and Liabilities as of
September 30, 2026. The Company did not hold any derivatives as of December 31, 2025.

Derivative instrument	Notional amount	Maturity date	Balance sheet location	Fair value, asset	Fair value, liability
Interest rate swap	$65,000	8/19/2030	Derivative liabilities, at fair value	$—	$(2,016)
As of September 30, 2026, the Company had posted $1,930 of cash collateral under the CSA, which is included in restricted cash on the Consolidated Statements of Assets and Liabilities.
For the three and nine months ended September 30, 2026, the Company recognized a net realized gain of $9 and a net change in unrealized gains (losses) of $(2,016) on the interest rate swap. The Company did not hold any derivatives for the three and nine months ended September 30, 2025.

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Net realized gains (losses) on interest rate swap	$9	$—	$9	$—
Net change in unrealized gains (losses) on interest rate swap	(2,016)	—	(2,016)	—
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2026. The Company did not hold any derivatives as of December 31, 2025.

As of	Counterparty	Derivative liabilities subject to master netting agreement	Derivatives available for offset	Noncash collateral pledged	Cash collateral pledged	Net amount
September 30, 2026	ING Capital Markets LLC	$2,016	$—	$—	$(1,930)	$86
The Company's agreement with its derivative counterparty contains provisions under which the Company could be declared in default if it defaults on certain indebtedness above a specified threshold, if the Adviser ceases to serve as investment adviser, or if the Company ceases to be a BDC. The agreement also requires the Company to post cash collateral when the swap is in a liability position. As of September 30, 2026, the swap had a termination value of $2,032, and the Company had posted $1,930 of cash collateral. If these provisions had been triggered, the Company could have been required to settle the swap at its termination value.
Note 6. Debt
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
September 30, 2026 and December 31, 2025, the Company’s asset coverage ratios based on the aggregate amounts of senior securities outstanding were 207.4% and 220.8%, respectively.
The facilities of the Company consist of the following:

	September 30, 2026			December 31, 2025
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$300,000	$299,982	$18	$300,000	$276,982	$23,018
SBA-Guaranteed Debentures	290,000	230,000	60,000	290,000	230,000	60,000
Note payable	145,000	145,000	—	65,000	65,000	—
Total	$735,000	$674,982	$60,018	$655,000	$571,982	$83,018
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Interest expense	$8,934	$7,432	$23,948	$19,885
Non-usage fee (1)	—	42	126	86
Amortization of deferred financing costs	592	475	1,773	1,247
Weighted average interest rate (2)	5.94%	6.12%	5.91%	6.10%
Weighted average outstanding balance	$596,721	$481,455	$542,114	$435,943
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
As amended as of September 30, 2026, the ING Credit Facility allows us to borrow up to $300 million, subject to certain restrictions, including availability under the borrowing base.
As of September 30, 2026 and December 31, 2025, we had approximately $300.0 million and $277.0 million, respectively, in outstanding borrowings from the ING Credit Facility and availability as determined under the borrowing base of the
ING Credit Facility of $0.0 million and $23.0 million, respectively.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Credit Facility for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Interest expense	$4,890	$3,998	$11,986	$11,523
Non-usage fee (1)	—	42	126	86
Amortization of financing costs	202	202	602	498
Weighted average interest rate (2)	6.47%	7.17%	6.50%	7.11%
Weighted average outstanding balance	$299,982	$221,075	$246,528	$216,684
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
SBA-Guaranteed Debentures
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including, but not limited to, periodic examination by the SBA. As of September 30, 2026 and December 31,
2025, LS SBIC LP and LS SSBIC LP had a combined regulatory capital of $175.0 million and $110.0 million, respectively. SBA-guaranteed debentures outstanding were $230.0 million as of both September 30, 2026 and
December 31, 2025. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate of SBA debentures is fixed at the time of issuance, often referred to as pooling, at a market-driven spread over 10-year U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC
LP and LS SSBIC LP may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns, which are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes the Company’s SBA-guaranteed debentures as of September 30, 2026:

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	9,995	4.53%	0.347%
June 27, 2025	September 1, 2035	27,500	4.53%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Interest expense	$2,870	$2,902	$8,514	$7,830
Non-usage fee	—	—	—	—
Amortization of financing costs	304	273	912	749
Weighted average interest rate (1)	4.95%	5.01%	4.95%	5.01%
Weighted average outstanding balance	$230,000	$230,000	$230,000	$209,022
(1) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period.
Notes Payable
On August 19, 2025, the Company entered into a Note Purchase Agreement (the “2025 Note Purchase Agreement”)
governing the issuance of $65.0 million in aggregate principal amount of 7.00% Senior Notes (the “7.00% Senior Notes”)
to qualified institutional investors in a private placement.
The 7.00% Senior Notes were issued on August 19, 2025 and will mature on August 19, 2030 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms and have a fixed coupon rate of 7.00% per annum. Interest on the 7.00% Senior Notes will be due semiannually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for the Notes) in the event that, subject to certain exceptions, the 7.00%
Senior Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds.
On September 29, 2026, the Company entered into an additional Note Purchase Agreement (the “2026 Note Purchase
Agreement” and together with the 2025 Note Purchase Agreement, the “Note Purchase Agreements”) governing the issuance of (i) $2.0 million in aggregate principal amount of 7.82% Series A Senior Notes (the “Series A Notes”) and (ii)

$78.0 million in aggregate principal amount of 8.25% Series B Senior Notes (the “Series B Notes”, and together with the
Series A Notes, the “Notes”) to qualified institutional investors in a private placement. The 7.00% Senior Notes, the Series
A Notes and the Series B Notes are collectively referred to herein as the “Outstanding Notes”.
The Series A Notes and the Series B Notes were issued on September 29, 2026 and will mature on September 29, 2029 and
September 29, 2031, respectively, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. The Series A Notes and the Series B Notes have a fixed interest rate of 7.82% per annum and 8.25% per annum, respectively. Interest on the Notes will be due semiannually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for the Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds.
The Outstanding Notes are general unsecured obligations of the Company that rank at least pari passu, without preference or priority, with all other unsecured and unsubordinated indebtedness of the Company. The Outstanding Notes are guaranteed, on a senior unsecured basis, by LS BDC Holdings, LLC (the “Guarantor”), a wholly owned subsidiary of the
Company.
The Note Purchase Agreements contain customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants, such as maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act of 1940, as amended, a minimum consolidated net worth test and a minimum asset coverage ratio. The Note Purchase Agreements also contain customary events of default with customary cure and notice periods.
In addition, the Company is obligated to offer to repay the Outstanding Notes at 100% of the principal amount of such
Notes, together with interest on such Notes accrued to the date of prepayment, if certain change in control events occur.
The Outstanding Notes were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the
“Securities Act”). The Outstanding Notes have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable. The Company intends to use the net proceeds from the offerings for its general corporate purposes.
As of September 30, 2026, the carrying amount of the Company’s borrowings under the Outstanding Notes approximated its fair value. The 7.00% Senior Notes and the Series A and Series B Notes were issued at par at market terms on August
19, 2025 and September 29, 2026, respectively, and market rates for comparable instruments have not changed significantly since issuance. The Outstanding Notes would be categorized as Level 3 in the fair value hierarchy. As of
September 30, 2026, unamortized debt issuance costs of $2,474 are being deferred and amortized over the remaining term of the Outstanding Notes. As of September 30, 2026, the Outstanding Notes had an outstanding balance of $145,000.
The following table summarizes the Company’s Outstanding Notes as of September 30, 2026:

Issuance Date	Maturity Date	Notes Amount	Interest Rate	Series
August 19, 2025	August 19, 2030	$65,000	7.00%	N/A
September 29, 2026	September 29, 2029	2,000	7.82%	A
September 29, 2026	September 29, 2031	78,000	8.25%	B
Total		$145,000

The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Outstanding Notes for the three and nine months ended September 30, 2026 and September 30, 2025:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Interest expense	$1,174	$532	$3,448	$532
Non-usage fee	—	—	—	—
Amortization of financing costs	86	—	259	—
Weighted average interest rate (1)	6.98%	6.95%	7.03%	6.94%
Weighted average outstanding balance	$66,739	$30,380	$65,586	$10,238
(1) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period.
The company has entered into an interest rate swap that economically converts the 7.00% Senior Note to a floating interest rate of three-month Term SOFR plus 3.036% on a notional amount of $65.0 million. See Note 5 for more information.
Note 7. Related Party Agreements and Transactions
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
For the three and nine months ended September 30, 2026, the Company incurred Management Fees of $2.2 million and
$6.1 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred Management
Fees of $1.7 million and $4.8 million, respectively. As of September 30, 2026 and December 31, 2025, there was $2.2 million and $1.8 million of Management Fee payable to the Adviser, respectively.

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
Following a Liquidity Event, we will pay the Adviser the Income-Based Fee as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our
Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.25%;
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of approximately 1.52% (6.06% annualized). The “catch-up” is meant to provide the Adviser with approximately 17.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.52% in any calendar quarter; and
•17.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of approximately  1.52% (6.06% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 17.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the
Adviser.

For the three and nine months ended September 30, 2026, the Company incurred Income-Based Fees of $1.7 million and
$5.1 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred Income-Based
Fees of $1.6 million and $4.7 million, respectively. As of September 30, 2026 and December 31, 2025, $1.7 million and
$1.5 million, respectively, remained payable to the Adviser.
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
For the three and nine months ended September 30, 2026 and September 30, 2025, the Company has not incurred any
Capital Gains Fees.
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
For the three and nine months ended September 30, 2026, the Company incurred $0.7 million and $1.8 million, respectively, in fees under the Administrative Agreement. For the three and nine months ended September 30, 2025, the
Company incurred $0.5 million and $1.4 million, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30,
2026 and December 31, 2025, $0.8 million and $0.0 million, respectively, were prepaid under the Administrative
Agreement and included in Other assets in the accompanying Consolidated Statements of Assets and Liabilities. No
administrative services fee was charged to the Company prior to the Company's commencement of operations.
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
Due to/from Affiliate
From time to time, the Administrator pays for certain unaffiliated third-party expenses incurred by the Company. These expenses are not marked-up and represent the same amount the Company would have paid had the Company paid the expenses directly. After the commencement of operations these expenses are reimbursed on an ongoing basis. As of
September 30, 2026 and December 31, 2025, $61 and $246, respectively, were included in the Due to Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses paid by the Administrator on behalf of the
Company. As of September 30, 2026 and December 31, 2025, there were no balances included in the Due from Affiliate line item in the Consolidated Statements of Assets and Liabilities for reimbursable expenses due from the Administrator on behalf of the Company.
Note 8. Commitments and Contingencies
As of September 30, 2026, the Company was not subject to any legal proceedings, although the Company may, from time to time, be involved in litigation arising out of operations in the normal course of business or otherwise.
The Company has and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments or delayed draw commitments. The Company had the following unfunded commitments to fund investments as of the indicated dates:

	Par Value as of	Par Value as of
	September 30, 2026	December 31, 2025
Unfunded debt securities	$129,410	$129,186
Unfunded equity securities	22,263	27,524
Total unfunded commitments	$151,673	$156,710
Note 9. Directors Fees
Our independent directors receive an annual fee of $100 (prorated for any partial year). In addition, the chair of the Audit
Committee receives an additional annual fee of $20 (prorated for any partial year). We are also authorized to pay the reasonable out-of-pocket expenses for each independent director incurred in connection with the fulfillment of his or her duties as independent directors.
On March 27, 2026, the Company issued 26,952 shares of common stock to our directors as compensation for their services for the fiscal year ended December 31, 2025. On March 26, 2025, the Company issued 23,460 shares of common stock to our directors as compensation for their services for the fiscal year ended December 31, 2024.
No compensation is paid to directors who are “interested persons” of the Company (as such term is defined in the 1940
Act). For the three and nine months ended September 30, 2026, the Company accrued $146 and $417, for directors’ fees expense, respectively. For the three and nine months ended September 30, 2025, the Company accrued $80 and $240, for directors’ fees expense, respectively.

Note 10. Share Data and Distributions
Earnings per Share
The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended
September 30, 2026 and September 30, 2025:

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Earnings (loss) per common share (basic and diluted):
Net increase (decrease) in net assets resulting from operations	$(13,653)	$5,658	$(5,252)	$25,910
Weighted average common shares outstanding	34,358,825	24,463,746	30,674,985	24,221,279
Earnings (loss) per common share (basic and diluted):	$(0.40)	$0.23	$(0.17)	$1.07
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
As of September 30, 2026 and December 31, 2025, the Company had closed capital commitments totaling $483.7 million
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
For the nine months ended September 30, 2026, the following table summarizes the distributions declared on shares of the
Company’s common stock:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share
March 24, 2026	March 24, 2026	April 23, 2026	$9,197	$0.33
June 25, 2026	June 25, 2026	August 4, 2026	$9,704	$0.33
September 29, 2026	September 29, 2026	November 4, 2026	$9,631	$0.28
For the nine months ended September 30, 2025, the following table summarizes the distributions declared on shares of the
Company’s common stock:

Date Declared	Record Date	Payment Date	Amount	Amount Per Share
March 25, 2025	March 25, 2025	May 6, 2025	$8,393	$0.35
June 27, 2025	June 27, 2025	August 1, 2025	$8,503	$0.35
September 26, 2025	September 26, 2025	October 24, 2025	$8,573	$0.35
The Company has adopted a DRIP under which stockholders may elect to have their cash distributions reinvested in additional shares of the Company's common stock. The Company satisfies DRIP participation through the issuance of new shares.  When the Company issues new shares in connection with the DRIP, the issue price is equal to the net asset value per share most recently determined as of the distribution payment date. Dividend reinvestment plan activity for the nine months ended September 30, 2026 and September 30, 2025 was as follows:

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Shares issued	290,041	581,257
Average issue price per share	$14.69	$14.84
Note 11.  Tax Matters
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
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income
Taxes, as of September 30, 2026 and December 31, 2025.
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
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-
term capital losses. As of September 30, 2026 the Company did not have a capital loss carryforward.
For U.S. federal income tax purposes, distributions paid to stockholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The tax character of distributions paid for the nine months ended
September 30, 2026 and for the year ended December 31, 2025, were as follows:

	For the nine months ended September 30, 2026	For the year ended December 31, 2025
Ordinary Income	$28,532	$34,708
Long-term Capital Gain	$—	$—
Return of Capital	$—	$—
As of September 30, 2026 and December 31, 2025, the tax cost and estimated gross unrealized appreciation/(depreciation)
from investments for federal income tax purposes were as follows.

	September 30, 2026	December 31, 2025
Tax cost	$1,047,539	$791,182
Gross unrealized appreciation	$647	$9,209
Gross unrealized depreciation	(26,577)	(11,178)
Net unrealized investment appreciation / (depreciation) on investments	$(25,930)	$(1,969)
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
Total income tax (expense) benefit for the Company differs from the amount computed by applying the federal statutory income tax rate of 21% to net increase (decrease) in net assets from operations for the nine months ended September 30,
2026 are as follows:

For the nine months ended September 30, 2026
Income tax (expense)/benefit at federal statutory tax rate	$1,137
Income attributable to the RIC and not subject to corporate tax	(1,047)
State and local income tax benefit (net of federal benefit)	14
Provision to Return True-up	14
Effect of change in state tax rate	(15)
Permanent differences	(46)
Changes in Valuation Allowances	(56)
Total income tax (expense)/benefits	$—
At September 30, 2026, the taxable subsidiary did not have any capital loss carryforwards.
Net operating loss carryforwards are available to offset future taxable income. These net operating loss carryforwards can be carried forward indefinitely and may offset up to 80% of taxable income in any given year. Any unused portion will continue to be carried forward. As of September 30, 2026, the Company had a net operating loss carryforward for federal income tax purposes of $10,117.
At September 30, 2026, the Company determined a partial valuation allowance of the Company's gross deferred tax asset was required.  The Company’s assessment considered, among other matters, the nature, frequency and severity of current and cumulative losses, the duration of statutory carryforward periods and the associated risk that operating loss and capital loss carryforwards are limited or are likely to expire unused, and unrealized gains and losses on investments.  Through the consideration of these factors, the Company has determined that it is more likely than not that the Company’s net deferred tax asset would not be realized in full.  As a result, the Company recorded a partial valuation allowance with respect to its gross deferred tax asset for the nine months ended September 30, 2026. From time to time, the Company may modify its estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance as new information becomes available.  Modifications to the Company’s estimates or assumptions regarding its deferred tax liability and/or asset balances and any applicable valuation allowance, changes in generally accepted accounting principles or related guidance or interpretations thereof, limitations imposed on or expirations of the Company’s net operating losses and capital loss carryovers (if any) and changes in applicable tax law could result in increases or decreases in the
Company’s NAV per share, which could be material.

Note 12. Financial Highlights
Below is the schedule of financial highlights of the Company for the nine months ended September 30, 2026 and
September 30, 2025:

Per Common Share Data:(1)	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Net asset value, beginning of period	$14.81	$14.81
Net investment income (loss)	0.94	1.11
Net realized and unrealized gain (loss)	(1.11)	(0.04)
Net increase (decrease) in net assets resulting from operations	(0.17)	1.07
Effect of share issuances(2)	0.11	0.01
Distributions declared	(0.94)	(1.05)
Net asset value, end of period	$13.81	$14.84

Total return based on NAV(3)	(0.65)%	7.43%
Common shares outstanding, end of period	34,397,045	26,192,799
Weighted average shares outstanding	30,674,985	24,221,279
Net assets, end of period	$475,064	$388,678

Ratio/Supplemental data:
Ratio of net investment income (loss) to average net assets(6)	8.46%	9.85%
Ratio of expenses to average net assets(6)	12.54%	12.94%
Ratio of expenses (before management fees, incentive fees and interest and financing expenses) to average net assets(6)	1.62%	1.71%
Weighted average debt outstanding	$542,114	$435,943
Total debt outstanding	$674,982	$539,982
Asset coverage ratio(4)	207.4%	225.4%
Portfolio turnover(5)	21%	28%
(1)The per share data were derived by using the weighted average shares from the date of the first issuance of shares through the nine months ended September 30, 2026 and September 30, 2025.
(2)Effect of share issuances represents the difference between the issuance price and the net asset value per share at the time of issuance, together with the effect of the timing of share issuances on weighted average shares outstanding.
Distributions reflect actual per share amounts. (See note 10).
(3)Total return based on NAV assumes a hypothetical investment at the beginning-of-period net asset value per share, with each distribution declared during the period reinvested at the beginning of the quarter in which it is declared at the then most recently reported net asset value per share, and the investment valued at the end-of-period net asset value per share. Total return does not reflect the effect of share issuances and is not annualized.
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
(6)Annualized, except for organizational expenses, if any, which are non-recurring. Ratios are based on average net assets, calculated as the average of quarter-end net assets.

Note 13.  Subsequent Events
The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. Other than the subsequent events disclosed below, no subsequent events occurred during such period that would require disclosure in, or would be required to be recognized in, the consolidated financial statements of the
Company.
On October 27, 2026, the Company entered into Amendment No. 3 (the “Third Amendment”) to the ING Credit Facility
pursuant to which, the accordion provision was amended to permit increases to a total facility amount of up to
$600,000,000 and the aggregate commitments under the facility were increased from $300,000,000 to $315,000,000. The parties to the Third Amendment include the Company, the lenders party thereto, Subsidiary Guarantors party thereto, ING
Capital LLC, as Administrative Agent, Joint Lead Arranger, Sole Bookrunner and Sustainability Structuring Agent and
City National Bank, as Joint Lead Arranger.
On October 28, 2026, the Company and Lafayette Square SBLC, LLC, a wholly owned subsidiary, entered into a Second
Amended and Restated Bridge Unsecured Revolving Promissory Note, which increased the maximum principal amount of the facility to $20.0 million, changed the interest rate from a fixed rate of 6.25% to the greater of 9.50% and Term SOFR plus 5.60%, and extended the maturity to the earlier of February 26, 2027 and the closing of a warehouse facility to refinance the note. During October 2026, the Company funded $5.7 million under the facility prior to the amendment.
As of the date of this Report, the Company repaid $63.0 million of outstanding principal on the ING Credit Facility and borrowed an additional amount of $24.0 million. As of the date of this Report, the outstanding principal balance on the
ING Credit Facility is $261.0 million.
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
• Plains Region: Iowa, Kansas, Missouri, Montana, Nebraska, North Dakota, South Dakota and Wyoming
• Southeast Region: Alabama, Georgia, Florida, Mississippi and the territory of Puerto Rico
Our investment portfolio is managed by the Adviser, which is responsible for all origination, underwriting, structuring, and portfolio monitoring activities. The Company has no employees. As of September 30, 2026, our portfolio consisted of 64 portfolio companies with total assets of approximately $1.17 billion. For a full description of our business, investment strategy, and regulatory framework, see "Item 1. Business" in our Annual Report on Form 10-K for the year ended
December 31, 2025.
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
14 Reflects information reported by portfolio companies as of their respective transaction closing date and additional information, as of September 30, 2026 , reported by 23 of 64 portfolio companies that have participated in quarterly KPI reporting. These metrics reflect information reported by portfolio companies regarding their cumulative total number of unique employees, counting from the closing date of the Company’s investment in such portfolio company. These metrics include information reported by current portfolio companies as well as portfolio companies that have been exited by the
Company.
15 Includes all portfolio companies that have adopted Managerial Assistance Recommendations since the inception of the
BDC.
16 Includes all portfolio companies that have adopted Managerial Assistance Recommendations since the inception of the
BDC. Beginning with the period ending December 31, 2025 only debt investments are included in the lead agent calculation methodology. In previous periods, both debt and equity investments were included in the denominator of this calculation. The denominator now only includes debt investments where Lafayette Square acts as lead agent, as the lead agent role relates specifically to debt investments. The numerator reflects the number of such portfolio companies that have adopted Managerial Assistance Recommendations. The quarter ended September 30, 2025  figure reported in the
Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (51%) has been corrected to 55.6%
for transactions where Lafayette Square was lead agent. The correction reflects the updated methodology.
17 Based on amortized cost.

The table below sets forth our cumulative progress towards reaching Goal2030™ as of September 30, 2026 and
September 30, 2025:14

Company Goal2030™ Goal	September 30, 2026	September 30, 2025
Help businesses create / retain 150,000 jobs (with 100,000 being Working Class Jobs)	39,396 total employees 22,689 Working Class People employees	28,830 total employees 14,631 Working Class People employees
50% borrowers adopting Managerial Assistance Recommendations	58.3% of the transactions (lead agent) 32.9% of our overall Portfolio Companies[15]	55.6% of the transactions (lead agent) 35.3% of our overall Portfolio Companies[16]
50% borrowers either located in Working Class Areas or are Substantial Employers of Working Class People	61.5% of the transactions (lead agent) 52.7% of our overall Portfolio Companies[17]	57.0% of the transactions (lead agent) 55.0% of our overall Portfolio Companies
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
As of September 30, 2026 and December 31, 2025, we had no Unreimbursed Expense Payable under the Expense Support
Agreement.
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

Portfolio and Investment Activity
The following table summarizes our portfolio and investment activity during the nine months ended September 30, 2026 and September 30, 2025 (information presented herein is at amortized cost in thousands, except per share data, unless otherwise indicated):

	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Total Investments, beginning of period	$790,441	$556,863
New investments purchased	390,103	380,631
Net accretion of discount on investments	3,062	1,440
Net realized gains (losses) on investments	(11,276)	203
Investments sold or repaid	(128,189)	(191,073)
Total Investments, end of period	$1,044,141	$748,064

Portfolio companies, at beginning of period	54	34
Number of new portfolio companies	16	16
Number of exited portfolio companies	(6)	(3)
Portfolio companies, at end of period	64	47
As of September 30, 2026 and December 31, 2025, the Company’s investments consisted of the following (dollar amounts
in thousands, except per share data, unless otherwise indicated):

	September 30, 2026
	Amortized Cost		Fair Value
First lien senior secured loans	$845,545	81.0%	$842,281	82.4%
Equity	137,549	13.2%	133,667	13.1%
Preferred equity	54,020	5.2%	39,274	3.8%
Subordinated debt	3,620	0.3%	3,613	0.4%
Unsecured Debt	1,907	0.2%	1,907	0.2%
Convertible note	1,500	0.1%	1,500	0.1%
Warrants	—	—%	38	—%
Total	$1,044,141	100.0%	$1,022,280	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
First lien senior secured loans	$690,548	87.4%	$689,683	87.4%
Equity	48,364	6.1%	47,880	6.1%
Preferred equity	46,604	5.9%	46,713	5.9%
Subordinated debt	3,425	0.4%	3,437	0.4%
Convertible note	1,500	0.2%	1,500	0.2%
Warrants	—	—%	—	—%
Total	$790,441	100.0%	$789,213	100.0%
The tables below describe investments by industry composition based on fair value as of September 30, 2026 and
December 31, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	September 30, 2026
	Amortized Cost		Fair Value
Professional Services	$116,129	11.2%	$116,370	11.3%
Construction & Engineering	105,512	10.1%	105,272	10.3%
Hotels, Restaurants & Leisure	101,468	9.7%	99,961	9.8%
Diversified Consumer Services	93,439	8.9%	93,401	9.1%
Commercial Services & Supplies	78,205	7.6%	78,265	7.7%
Financial Services	60,727	5.8%	60,835	6.0%
Health Care Providers & Services	59,502	5.7%	59,848	5.9%
IT Services	58,278	5.6%	58,383	5.7%
Road & Rail	59,822	5.7%	51,398	5.0%
Independent Power & Renewable	51,390	4.9%	49,342	4.8%
Transportation Infrastructure	39,899	3.8%	40,000	3.9%
Real Estate Management & Development	34,610	3.3%	38,981	3.8%
Insurance	29,837	2.9%	29,807	2.9%
Health Care Equipment & Services	28,356	2.7%	28,161	2.8%
Media	40,828	3.9%	26,956	2.6%
Food Products	20,472	2.0%	20,403	2.0%
Electrical Equipment	19,918	1.9%	20,103	2.0%
Aerospace & Defense	20,126	1.9%	19,687	1.9%
Diversified Telecommunication Services	15,768	1.5%	15,341	1.5%
Food Distributors	9,855	0.9%	9,766	1.0%
Total	$1,044,141	100.0%	$1,022,280	100.0%

	December 31, 2025
	Amortized Cost		Fair Value
Professional Services	$81,543	10.3%	$82,156	10.4%
Commercial Services & Supplies	72,767	9.3%	72,927	9.2%
Hotels, Restaurants & Leisure	65,740	8.3%	65,974	8.4%
Construction & Engineering	55,085	7.0%	55,241	7.0%
Specialized Consumer Services	54,727	6.9%	55,080	7.0%
Road & Rail	52,124	6.6%	45,140	5.7%
Media	35,757	4.5%	39,346	5.0%
Diversified Financial Services	37,532	4.7%	37,788	4.8%
Health Care Providers & Services	37,589	4.8%	37,723	4.8%
IT Services	36,875	4.7%	37,222	4.7%
Independent Power & Renewable	36,338	4.6%	36,499	4.6%
Transportation Infrastructure	31,671	4.0%	31,994	4.1%
Real Estate Management & Development	27,486	3.5%	26,934	3.4%
Health Care Equipment & Services	23,210	2.9%	22,990	2.9%
Diversified Consumer Services	22,028	2.8%	22,127	2.8%
Aerospace & Defense	19,657	2.5%	19,512	2.5%
Insurance	18,000	2.3%	18,000	2.3%
Food Products	16,924	2.1%	16,966	2.1%
Diversified Telecommunication Services	15,872	2.0%	15,870	2.0%
Electrical Equipment	12,441	1.6%	12,538	1.6%
Gas Utilities	10,661	1.3%	10,675	1.4%
Food & Staples Retailing	9,888	1.3%	9,986	1.3%
Health Care Distributors	7,802	1.0%	7,842	1.0%
Diversified Real Estate Activities	4,343	0.5%	4,286	0.5%
Water Utilities	3,381	0.4%	3,397	0.4%
Human Resource & Employment Services	1,000	0.1%	1,000	0.1%
Total	$790,441	100.0%	$789,213	100.0%

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
time of original reporting and have not been restated. See footnote (33) to the Consolidated Schedule of Investments.
The weighted average yields at amortized cost and fair value of our portfolio as of September 30, 2026 and December 31,
2025 were as follows (dollar amount in thousands, except per share data, unless otherwise indicated):

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First lien senior secured loans	10.6%	10.6%	11.0%	11.0%
Subordinated debt	14.2%	14.2%	14.2%	14.1%
Unsecured debt	6.3%	6.3%	—%	—%
Convertible note	10.0%	10.0%	10.0%	10.0%
Weighted Average Yield(1)	10.6%	10.6%	11.0%	11.0%
(1) The weighted average yield of our portfolio does not represent the total return to our stockholders. Excludes equity and equity-like investments, and any debt investments placed on non-accrual.

	September 30, 2026	December 31, 2025
Number of portfolio companies	64	54
Percentage of performing debt bearing a floating rate (1)	96.6%	85.4%
Percentage of performing debt bearing a fixed rate (2)	3.4%	14.6%
Weighted average spread over SOFR of all accruing floating rate investments	6.5%	6.5%
Weighted average EBITDA (in millions) (3)	$21.7	$20.0
Weighted average leverage (net debt/EBITDA) (4)	3.7x	3.6x
Weighted average interest coverage (4)	2.8x	2.6x
(1) Measured as a percentage of total performing investments at fair value bearing a floating or fixed rate. Excludes equity investments that do not pay a coupon or otherwise generate current income, and any investments placed on non-
accrual.
(2) Includes fixed-rate debt investments (including structured equity notes) as well as equity-like investments that bear a coupon or otherwise generate income, such as preferred stock and equity units, if applicable.
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
During the quarter ended September 30, 2026, we received aggregate proceeds of $22.1 million from the full repayment of two portfolio company first lien debt investments. The following table summarizes our investment dispositions during the periods presented:

Portfolio Company	Region	Industry	Payoff Date	Cash proceeds	Realized G/L
Quarter Ended September 30, 2026
Electro Technical Industries, LLC	Gulf Coast	Electrical Equipment	8/7/2026	$12,378	$—
Puris, LLC	Gulf Coast	Water Utilities	9/24/2026	$9,750	$(231)
Total				$22,128	$(231) (1)
Quarter Ended June 30, 2026
Ironhorse Purchaser, LLC	Gulf Coast	Commercial Services & Supplies	4/15/2026	$9,809	$—
Zero Waste Recycling LLC	Mid-Atlantic	Commercial Services & Supplies	5/7/2026	$17,501	$—
Trilon Group	Four Corners	Construction & Engineering	6/11/2026	$198	$—
Total				$27,508	$— (1)
Quarter Ended March 31, 2026
TCFIII OWL BUYER LLC	Great Lakes	Gas Utilities	3/6/2026	$10,703	$—
Year Ended December 31, 2025
Global K9 Companies LLC	Southeast	Commercial Services & Supplies	2/12/2025	$22,434	$—
Dartpoints Operating Company LLC	Gulf Coast	IT Services	4/24/2025	$3,489	$51
Cafe Zupas, L.C.	Four Corners	Hotels, Restaurants & Leisure	6/4/2025	$11,733	$—
H.W. Lochner Inc.	Great Lakes	Transportation Infrastructure	7/23/2025	$7,654	$119
M&S Acquisition Corporation	Far West	Professional Services	12/23/2025	$30,567	$—
Total				$75,877	$170(1)
(1) Reflects net realized gains from full position exits only and does not include realized gains or losses from other portfolio activity, including scheduled principal paydowns and other investment transactions. See Note 4 to the consolidated financial statements for total net realized gains (losses) on investments.
All investment dispositions during the period ended September 30, 2026 and December 31, 2025 consisted of full repayments of first lien senior secured floating-rate debt investments, with the exception of Global K9 Companies LLC and
Zero Waste Recycling LLC, for which the respective term loan was repaid while the Company retains an equity position in
IVM GK9 Holdings LLC and a subordinated debt and warrant position in ZWR Holdings, Inc., respectively. The two investments exited during the quarter ended September 30, 2026 were in the Electrical Equipment and Water Utilities industries, both in the Gulf Coast region; investments exited during the nine months ended September 30, 2026 spanned five industries across four geographic regions.
The Company realized a loss of $0.2 million on the repayment of Puris, LLC, which resulted from repayment at a discount to amortized cost.
Portfolio turnover, calculated as the lesser of purchases or dispositions divided by the average fair value of the investment portfolio, was approximately 21% for the nine months ended September 30, 2026.

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

The following table shows the distribution of the Company’s investments on the 1 to 5 internal risk rating scale as of
September 30, 2026 and December 31, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	September 30, 2026		December 31, 2025
Investment Rating	Investments at Fair Value	Percentage of Total Investments	Investments at Fair Value	Percentage of Total Investments
1	$—	—%	$—	—%
2	937,751	91.7%	703,603	89.2%
3	72,594	7.1%	40,470	5.1%
4	11,935	1.2%	45,140	5.7%
5	—	—	—	—
Total	$1,022,280	100.0%	$789,213	100.0%
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
PIK interest, computed at the contractual rate specified in each loan agreement, is added to the principal balance of the loan to the extent triggered in accordance with the terms of the applicable loan agreement, rather than being paid to the
Company in cash, and is recorded as interest income. Thus, the actual collection of PIK interest in cash may be deferred until the debt principal is repaid. PIK interest income may create taxable income in excess of investment income received, and the Company may be required to distribute such income to its stockholders to maintain its tax treatment as a RIC for
U.S. federal income tax purposes, even though the Company has not yet collected the cash.
For the three and nine months ended September 30, 2026, the Consolidated Statements of Operations include PIK interest of 0.4% and 3.6%, respectively, of total investment income. For the three and nine months ended September 30, 2025, PIK interest represented 5.0% and 2.9%, respectively, of total investment income. PIK dividends of 2.1% and 2.7% of total investment income for the three and nine months ended September 30, 2026, respectively, and no PIK dividends recorded for the three and nine months ended September 30, 2025, respectively, are included with investment income on the
Consolidated Statements of Operations.
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
Non-accrual loans
A loan can be left on accrual status during the period the Company is pursuing repayment of the loan. Management reviews all loans that become 90 days or more past due on principal and interest, or when there is reasonable doubt that principal or interest will be collected, for possible placement on non-accrual status. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date such loan is placed on non-accrual status. Interest payments received on non-accrual loans are recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-
accrual loans are restored to accrual status when past due principal and interest is paid, and, in management’s judgment, future payments are likely to remain current. As of September 30, 2026, we had four investments on non-accrual status.
The non-accrual portion of these investments represents 2.9% of total investments at amortized cost and 2.8% of total investments at fair value. As of December 31, 2025, we had one investment partially on non-accrual status. The non-
accrual portion of this investment represents 1.0% of total investments at amortized cost and 0.9% of total investments at fair value.
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
The Company accounts for income taxes in conformity with ASC Topic 740 - Income Taxes (“ASC Topic 740”). ASC
Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense or tax benefit in the current year. It is the Company’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. There were no material unrecognized net tax benefits or unrecognized net tax liabilities related to uncertain income tax positions as of and through September 30, 2026.
Results of Operations
The following diagram illustrates the composition of the Company’s investment income, operating expenses, and resulting net investment income for the three months ended September 30, 2026 and September 30, 2025:

Income and Expenses for the three months ended September 30, 2026

Interest income
$22.2M
Interest from cash
$0.7M
Fee income
$0.7M
PIK income
$0.6M
Total investment income
$24.2M
Investment income before operational expenses
$14.7M
Interest and financing expenses
$9.5M
Net investment income
$9.4M
Operational expenses
$5.2M
Dividend declared
$9.6M
Management fee
$2.2M
Incentive fee
$1.7M
Other expenses
$1.4M

Income and Expenses for the three months ended September 30, 2025

Interest income
$19.1M
Interest from cash
$1.1M
Fee income
$0.5M
PIK income
$1.1M
Total investment income
$21.8M
Investment income before operational expenses
$13.9M
Interest and financing expenses
$7.9M
Net investment income
$9.1M
Operational expenses
$4.7M
Dividend declared
$8.6M
Management fee
$1.7M
Incentive fee
$1.6M
Other expenses
$1.4M

Note: Amounts may not foot due to rounding.
The following table represents the operating results for the three and nine months ended September 30, 2026 and
September 30, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Total investment income	$24,191	$21,821	$71,169	$62,373
Total expenses, including expense support reimbursement	(14,769)	(12,686)	(42,505)	(35,456)
Net investment income (loss)	9,422	9,135	28,664	26,917
Net realized gains (losses) on investments	(11,267)	121	(11,267)	203
Net change in unrealized gains (losses)	(11,808)	(3,598)	(22,649)	(1,210)
Net increase (decrease) in net assets resulting from operations	$(13,653)	$5,658	$(5,252)	$25,910
Investment Income
The composition of the Company’s investment income was as follows (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Investment income
Interest income	$22,159	$19,107	$63,079	$55,397
Paid-in-kind interest and dividends	592	1,081	4,488	1,785
Interest from cash and cash equivalents	730	1,115	2,371	3,587
Fee income	710	518	1,231	1,604
Total investment income	$24,191	$21,821	$71,169	$62,373
The increase in total investment income from $62.4 million for the nine months ended September 30, 2025 to $71.2 million for the nine months ended September 30, 2026 was primarily driven by our deployment of capital and growth in average invested balance over the period. The increase in total investment income from $21.8 million for the three months ended
September 30, 2025 to $24.2 million for the three months ended September 30, 2026 was primarily driven by our deployment of capital and growth in average invested balance over the period. New investments during the period consisted primarily of directly originated, first lien senior secured loans to non-sponsored middle market borrowers across our Target Regions, consistent with our investment strategy.
Expenses
The following table summarizes the Company’s expenses for the three and nine months ended September 30, 2026 and
September 30, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Interest and financing expenses	$9,526	$7,949	$25,847	$21,218
Management fee	2,198	1,713	6,125	4,776
Incentive fee	1,660	1,609	5,051	4,743
Administrative services fee	700	450	1,800	1,350
Professional fees	589	805	1,665	1,464
General and administrative expenses	628	618	1,600	1,458
Directors' fees	146	80	417	240
Income tax expense (benefit)	(678)	(532)	—	138
Organizational costs	—	(6)	—	69
Total expenses	$14,769	$12,686	$42,505	$35,456
Total expenses before expense support increased to $42.5 million for the nine months ended September 30, 2026 from
$35.5 million for the nine months ended September 30, 2025. Total expenses before expense support increased to $14.8 million for the three months ended September 30, 2026 from $12.7 million for the three months ended September 30, 2025.
The Company did not receive expense support from the Adviser during the three and nine months ended September 30,
2026 or September 30, 2025.
Interest and financing expenses increased to $25.8 million for the nine months ended September 30, 2026 compared to
$21.2 million for the nine months ended September 30, 2025 primarily due to an expansion of funding sources from SBA-
guaranteed debentures, the ING Credit Facility, and Notes. Interest and financing expenses increased to $9.5 million for the three months ended September 30, 2026 compared to $7.9 million for the three months ended September 30, 2025 primarily due to an expansion of funding sources from SBA-guaranteed debentures, the ING Credit Facility, and Notes.
The increase in management fees for the three and nine months ended September 30, 2026 when compared to the three and nine months ended September 30, 2025 was driven by our deployment of capital and an increase in average gross assets.
Incentive fees increased to $5.1 million for the nine months ended September 30, 2026 when compared to $4.7 million for the nine months ended September 30, 2025 due to the increase in Net Investment Income. Incentive fees increased slightly to $1.7 million for the three months ended September 30, 2026 when compared to $1.6 million for the three months ended
September 30, 2025 due to an increase in pre-incentive net investment income. Refer to Note 7 Investment Advisory
Agreement of the Form 10-Q for a discussion of how the incentive fee is calculated.
Administrative services fee increased to $1.8 million for the nine months ended September 30, 2026 from $1.4 million for the nine months ended September 30, 2025, reflecting an increase in the Company's allocable portion of overhead compensation, office services and equipment under the Company's Administration Agreement commensurate with the growth of the Company's asset base during the period. Administrative services fee increased to $0.7 million for the three months ended September 30, 2026 from $0.5 million for the three months ended September 30, 2025, reflecting an increase in the Company's allocable portion of overhead compensation, office services and equipment under the Company's
Administration Agreement commensurate with the growth of the Company's asset base during the period.
General and administrative expenses, legal fees, and professional fees increased to $3.3 million during the nine months ended September 30, 2026 as compared to $2.9 million for the nine months ended September 30, 2025 primarily driven by the continued expansion of our investment portfolio and related operational infrastructure, in connection with independent audit services, external legal services, third-party valuation services for our portfolio, insurance premiums, accounting, financial preparation and reporting services, and fees paid to the placement agent for the additional commitment closes and capital draws. General and administrative expenses, legal fees, and professional fees decreased to $1.2 million during the three months ended September 30, 2026 as compared to $1.4 million for the three months ended September 30, 2025 primarily driven by lower professional fees, partially offset by higher general and administrative expenses.
Net Realized Gains (Losses) and Net Change in Unrealized Gains (Losses) on Investments
Net realized gains (losses) and net change in unrealized gains (losses) on investments for three and nine months ended
September 30, 2026 and September 30, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Net realized gains (losses) on investments:
Net realized gains (losses) on investments in non- controlled/non-affiliated investments	$(11,276)	$121	$(11,276)	$203
Net realized gains (losses) on interest rate swap	9	—	9	—
Total net realized gains (losses)	(11,267)	121	(11,267)	203
Net change in unrealized gains (losses) on investments:
Net change in unrealized gains (losses) on investments in non-controlled/non-affiliated investments	(4,108)	(1,007)	(17,137)	(660)
Net change in unrealized gains (losses) on investments in non-controlled/affiliated investments	2,770	(2,591)	5,003	(550)
Net change in unrealized gains (losses) on investments in controlled/affiliated investments	(8,454)	—	(8,499)	—
Net change in unrealized gains (losses) on interest rate swap	(2,016)	—	(2,016)	—
Total net change in unrealized gains (losses)	(11,808)	(3,598)	(22,649)	(1,210)
Net realized and unrealized gains (losses)	$(23,075)	$(3,477)	$(33,916)	$(1,007)
During the three and nine months ended September 30, 2026, as a result of the restructuring of Rock Gate Capital LLC, first lien senior secured loans with an amortized cost of $69.4 million were exchanged for equity units of Nextlane
Trucking Holdings, LLC with a fair value of $58.2 million on the exchange date, resulting in a realized loss of $(11.0)
million, which was offset by the reversal of unrealized depreciation previously recognized on the loans.
The net change in unrealized gains (losses) of $(11.8) million for the three months ended September 30, 2026 was driven primarily by two investments. The fair value of our investment in Direct Digital Holdings, LLC (“DDH”) decreased by approximately $10.7 million, reflecting a reduction in the fair value of our DDH preferred equity from $22.3 million at
June 30, 2026 to $11.6 million at September 30, 2026, and a reduction in the fair value of our DDH first lien loans to approximately 93% of par. Our equity investment in Nextlane Trucking Holdings, LLC, received in the Rock Gate restructuring, was marked down by $8.4 million, from a cost of $59.8 million to a fair value of $51.4 million. Generally, investments that have been completed within the past three months are valued at cost unless there has been a material event since the inception date.
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
For the three and nine months ended September 30, 2026 the Company incurred Management Fees of $2.2 million and
$6.1 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred Management
Fees of $1.7 million and $4.8 million, respectively. As of September 30, 2026 and December 31, 2025, there was $2.2 million and $1.8 million of Management Fee payable to the Adviser, respectively.
Incentive Fee
The Company also pays the Adviser an incentive fee consisting of two parts: (i) an incentive fee based on pre-incentive fee net investment income (the “Income-Based Fee”), and (ii) the capital gains component of the incentive fee (the “Capital
Gains Fee”). For more information regarding the Income-Based Fee and the Capital Gains Fee, see Note 7 - Related Party
Agreements and Transactions.
For the three and nine months ended September 30, 2026, the Company incurred Income-Based Fee of $1.7 million and
$5.1 million, respectively. For the three and nine months ended September 30, 2025, the Company incurred Income-Based
Fee of $1.6 million and $4.7 million, respectively. As of September 30, 2026 and December 31, 2025, $1.7 million and
$1.5 million, respectively, remained payable to the Adviser.
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

For the three and nine months ended September 30, 2026, our expenses were paid by a related party of the Adviser and will be reimbursed by us. For the three and nine months ended September 30, 2025, our expenses were paid by a related party of the Adviser and will be reimbursed by us. As of September 30, 2026 and December 31, 2025, the total amount owed to the affiliates of the Adviser is included in the Due to Affiliate line item in the Consolidated Statements of Assets and
Liabilities.
For the three and nine months ended September 30, 2026, the Company incurred $0.7 million and $1.8 million, respectively, in fees under the Administrative Agreement. For the three and nine months ended September 30, 2025, the
Company incurred $0.5 million and $1.4 million, respectively, in fees under the Administrative Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30,
2026 and December 31, 2025, $0.8 million and $0.0 million, respectively, were prepaid under the Administrative
Agreement  and included in Other assets in the accompanying Consolidated Statements of Assets and Liabilities. No
administrative services fee was charged to the Company prior to the Company’s commencement of operations.
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
As of September 30, 2026 and December 31, 2025, the Company has no Unreimbursed Expense Payable.
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
Section 61(a) of the 1940 Act reduces the asset coverage requirements applicable to BDCs from 200% to 150% so long as the BDC meets certain disclosure requirements and obtains certain approvals. In April 2021, our Board and initial stockholder approved the reduced asset coverage ratio. The reduced asset coverage requirements permit us to increase the maximum amount of leverage that we are permitted to incur by reducing the asset coverage requirements applicable to us from 200% to 150%. As defined in the 1940 Act, asset coverage of 150% means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities as compared to $100 from borrowing and issuing senior securities for every $100 of net assets under a 200% asset coverage requirement. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. As of
September 30, 2026 and December 31, 2025, the Company’s asset coverage ratio based on the aggregate amount outstanding of senior securities was 207.4% and 220.8%, respectively.

Our financing facilities consist of the following (dollar amounts in thousands, except per share data, unless otherwise indicated):

	September 30, 2026			December 31, 2025
	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion	Aggregate Principal Amount Available	Principal Amount Outstanding	Unused Portion
Secured borrowings	$300,000	$299,982	$18	$300,000	$276,982	$23,018
SBA-Guaranteed Debentures	290,000	230,000	60,000	290,000	230,000	60,000
Note payable	145,000	145,000	—	65,000	65,000	—
Total	$735,000	$674,982	$60,018	$655,000	$571,982	$83,018
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Company's total debt for the three and nine months ended September 30, 2026 and September 30, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Interest expense	$8,934	$7,432	$23,948	$19,885
Non-usage fee (1)	—	42	126	86
Amortization of deferred financing costs	592	475	1,773	1,247
Weighted average interest rate (2)	5.94%	6.12%	5.91%	6.10%
Weighted average outstanding balance	$596,721	$481,455	$542,114	$435,943
(1) Non-usage fee is applicable to the undrawn portion of the credit facilities.
(2) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period. Excludes non-usage fees and amortization of deferred financing costs, each presented as separate line items in the table above.
The following chart compares the contractual maturity profile of the Company's investment portfolio against scheduled debt maturities as of September 30, 2026.

$400M
$350M
$300M
$250M
$200M
$150M
$100M
$50M
$0M
3.0 Yrs
WA Asset Maturity
5.0 Yrs
WA Debt Maturity
$21.6M
$64.2M
$140.2M
$195.4M
$302.0M
$276.5M
$65.0M
$324.4M
$308.0M
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
As of September 30, 2026 and December 31, 2025, we had approximately $300.0 million and $277.0 million, respectively, in outstanding borrowings from the ING Credit Facility and availability as determined under the borrowing base of the
ING Credit Facility of $0.0 million and $23.0 million, respectively.
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
ING Credit Facility for the three and nine months ended September 30, 2026 and September 30, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Interest expense	$4,890	$3,998	$11,986	$11,523
Non-usage fee (1)	—	42	126	86
Amortization of financing costs	202	202	602	498
Weighted average interest rate (2)	6.47%	7.17%	6.50%	7.11%
Weighted average outstanding balance	$299,982	$221,075	$246,528	$216,684
(1)  Non-usage fee is applicable to the undrawn portion of the credit facilities.
(2) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period. Excludes non-usage fees and amortization of deferred financing costs, each presented as separate line items in the table above.
SBA-Guaranteed Debentures

The following illustration summarizes the Company's SBA-guaranteed debentures issued through its SBIC and SSBIC subsidiaries, including outstanding balances, available capacity, and applicable interest rates, as of September 30, 2026.

100% Utilized
$175.0M
DRAWN
31% Utilized
$55.0M
DRAWN

SBIC License

LAFAYETTE SQUARE SBIC, LP

Licensed	February 1, 2023
Outstanding	$175.0M
Max Debentures	$175.0M
Rate Range	4.380% - 5.035%

SSBIC License

LAFAYETTE SQUARE SSBIC, LP

Licensed	September 12, 2024
Outstanding	$55.0M
Max Debentures	$175.0M
Rate Range	4.532% - 4.963%

$230M

Total SBA debentures outstanding

$350M

Combined maximum capacity[(1)]

4.95%

WTD. AVG. Rate

(1) Combined maximum capacity of $350M represents the aggregate licensed debenture limit across Lafayette Square
SBIC, LP and Lafayette Square SSBIC, LP. As of September 30, 2026, the Company has received SBA commitments of
$290.0M in aggregate, with $230.0M currently outstanding.
LS SBIC LP and LS SSBIC LP are able to borrow funds from the SBA against their regulatory capital (which approximates equity capital in LS SBIC LP and LS SSBIC LP) that is paid in and is subject to customary regulatory requirements, including periodic examination by the SBA. As of September 30, 2026 and December 31, 2025, LS SBIC LP
and LS SSBIC LP had a combined regulatory capital of $175.0 million and $110.0 million, respectively. SBA-guaranteed debentures outstanding were $230.0 million as of both September 30, 2026 and December 31, 2025. SBA debentures are non-recourse to us, have a 10-year maturity, and may be prepaid at any time without penalty. The interest rate on the SBA debentures is fixed at the time of issuance, which is often referred to as pooling, at a market-driven spread over 10-year
U.S. Treasury Notes. Current SBA regulations limit the amount that each of LS SBIC LP and LS SSBIC LP  may borrow to a maximum of $175.0 million, which is up to twice its potential regulatory capital.
The SBA-guaranteed debentures incurred an upfront commitment fee of 1.00% on the total commitment amount and a
2.435% issuance discount on drawdowns. These amounts are amortized over the life of the SBA-guaranteed debentures. In addition, an annual fee is charged on the SBA-guaranteed debentures which are amortized over the period.
The following table summarizes our SBA-guaranteed debentures as of September 30, 2026 (dollar amounts in thousands, except per share data, unless otherwise indicated):

Issuance Date	Maturity Date	Debenture Amount	Interest Rate	SBA Annual Charge
September 15, 2023	March 1, 2034	$31,000	5.04%	0.047%
March 15, 2024	September 1, 2034	5,960	4.38%	0.047%
June 14, 2024	September 1, 2034	45,540	4.38%	0.129%
September 16, 2024	March 1, 2035	82,505	4.96%	0.129%
December 12, 2024	March 1, 2035	27,500	4.96%	0.347%
March 28, 2025	September 1, 2035	9,995	4.53%	0.347%
June 27, 2025	September 1, 2035	27,500	4.53%	0.347%
The following table summarizes the interest expense and amortization of financing costs incurred on the SBA-guaranteed debentures for the three and nine months ended September 30, 2026 and September 30, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Interest expense	$2,870	$2,902	$8,514	$7,830
Non-usage fee	—	—	—	—
Amortization of financing costs	304	273	912	749
Weighted average interest rate (1)	4.95%	5.01%	4.95%	5.01%
Weighted average outstanding balance	$230,000	$230,000	$230,000	$209,022
(1) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period.
Notes Payable
On August 19, 2025, we entered into a Note Purchase Agreement governing the issuance of $65.0 million in aggregate principal amount of 7.00% Senior Notes to qualified institutional investors in a private placement.
The 7.00% Senior Notes were issued on August 19, 2025 and will mature on August 19, 2030 unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. The 7.00% Senior Notes have a fixed annual interest rate of 7.00%. Interest on the 7.00% Senior Notes is due semiannually. Interest payable on the 7.00% Senior Notes is subject to increase (up to a maximum increase of 2.00% above the stated rate for the 7.00% Senior Notes) in the event that, subject to certain exceptions, the 7.00% Senior Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds.
On September 29, 2026, the Company entered into an additional Note Purchase Agreement governing the issuance of (i)
$2.0 million in aggregate principal amount of 7.82% Series A Senior Notes and (ii) $78.0 million in aggregate principal amount of 8.25% Series B Senior Notes to qualified institutional investors in a private placement.
The Series A Notes and the Series B Notes were issued on September 29, 2026 and will mature on September 29, 2029 and
September 29, 2031, respectively, unless redeemed, purchased or prepaid prior to such date by the Company in accordance with their terms. The Series A Notes and the Series B Notes have a fixed interest rate of 7.82% per annum and 8.25% per annum, respectively. Interest on the Notes will be due semiannually. These interest rates are subject to increase (up to a maximum increase of 2.00% above the stated rate for the Notes) in the event that, subject to certain exceptions, the Notes cease to have an investment grade rating and the Company’s minimum secured debt ratio exceeds certain thresholds.
The Outstanding Notes are general unsecured obligations of the Company that rank at least pari passu, without preference or priority, with all other unsecured and unsubordinated indebtedness of the Company. The Outstanding Notes are guaranteed, on a senior unsecured basis, by LS BDC Holdings, LLC, a wholly owned subsidiary of the Company.

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
In addition, the Company is obligated to offer to repay the Outstanding Notes at 100% of the principal amount of such
Notes, together with interest on such Notes accrued to the date of prepayment, if certain change in control events occur.
The Outstanding Notes were offered in reliance on Section 4(a)(2) of the Securities Act. The Outstanding Notes have not and will not be registered under the Securities Act or any state securities laws. Unless they are registered under the
Securities Act, the Outstanding Notes may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act. We used the net proceeds from this offering for general corporate purposes, including making investments.
As of September 30, 2026, the carrying amount of the Company’s borrowings under the Outstanding Notes approximated its fair value. As of September 30, 2026, unamortized debt issuance costs of $2.5 million are being deferred and amortized over the remaining term of the Outstanding Notes. As of September 30, 2026, the Outstanding Notes had an outstanding balance of $145.0 million.
The following table summarizes the Company’s Notes as of September 30, 2026:

Issuance Date	Maturity Date	Notes Amount	Interest Rate	Series
August 19, 2025	August 19, 2030	$65,000	7.00%	N/A
September 29, 2026	September 29, 2029	2,000	7.82%	A
September 29, 2026	September 29, 2031	78,000	8.25%	B
Total		$145,000
The following table summarizes the interest expense, non-usage fees and amortization of financing costs incurred on the
Outstanding Notes for the three and nine months ended September 30, 2026 and September 30, 2025 (dollar amounts in thousands, except per share data, unless otherwise indicated):

	For the three months ended September 30, 2026	For the three months ended September 30, 2025	For the nine months ended September 30, 2026	For the nine months ended September 30, 2025
Interest expense	$1,174	$532	$3,448	$532
Non-usage fee	—	—	—	—
Amortization of financing costs	86	—	259	—
Weighted average interest rate (1)	6.98%	6.95%	7.03%	6.94%
Weighted average outstanding balance	$66,739	$30,380	$65,586	$10,238
(1) Weighted average interest rate is calculated as interest expense for the period, annualized, divided by the weighted average outstanding balance for the period.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet. As of
September 30, 2026 and December 31, 2025, we were not party to any off-balance sheet arrangements.
Recent Developments

On October 1, 2026, the Company invested in a senior secured first lien term loan in HPE Acquisition LLC, totaling $15.1 million, bearing an interest rate of 3M Term SOFR + 6.25%, maturing on October 1, 2031. The Company also committed to a senior secured first lien delayed draw term loan in HPE Acquisition LLC, with total commitments of $6.8 million, bearing an interest rate of 3M Term SOFR + 6.25%, with a delayed draw commitment expiration date of October 1, 2028 and maturing on October 1, 2031.
On October 1, 2026 and October 8, 2026, the Company invested in a senior secured first lien revolver in C Speed LLC, with fundings totaling $2.0 million, bearing an interest rate of 3M Term SOFR + 7.40%, maturing on October 1, 2029.
On October 2, 2026, the Company made an additional equity investment in Studio Lafayette, LLC totaling $0.25 million.
On October 5, 2026, the Company invested in a term loan in Lafayette Square Life Company LLC, totaling $0.7 million, bearing a fixed interest rate of 4.00%, maturing on October 5, 2030.
On October 6, 2026 and October 21, 2026, the Company made additional equity investments in Nextlane Trucking
Holdings, LLC totaling $2.5 million.
On October 8, 2026, the Company invested in a senior secured first lien revolver in Core Capital Partners II-S LP, with a funding of $0.2 million. This loan bears an interest rate of 3M Term SOFR + 7.50%, and matures on October 11, 2027.
On October 8, 2026, October 15, 2026, October 16, 2026, October 20, 2026 and October 21, 2026, the Company funded a total of $5.7 million under its bridge unsecured promissory note facility with Lafayette Square SBLC, LLC, totaling $10.0 million, bearing a fixed interest rate of 6.25%, maturing on February 26, 2027.
On October 9, 2026, the Company invested in a senior secured first lien revolver in Synergi LLC, with a funding of $1.0 million. This loan bears an interest rate of 3M Term SOFR + credit spread adjustment + 7.45%, and matures on December
19, 2029.
On October 9, 2026, the Company made an additional equity investment in Lafayette Square Technologies, LLC totaling
$0.6 million.
On October 15, 2026, the Company invested in a senior secured first lien revolver in Rotolo Consultants Inc, with a funding of $0.6 million. This loan bears an interest rate of 3M Term SOFR + 5.50%, and matures on January 31, 2031.
On October 15, 2026, the Company made an equity investment in Whitney Legacy Investors LLC totaling $1.5 million, and an additional equity investment in Neighborhood Grocery Catalyst Fund LLC totaling $2.4 million.
On October 19, 2026, the Company made an additional equity investment in LSA Affordable Housing LP totaling $0.05 million.
On October 20, 2026, the Company received repayment in full of its first lien term loans in Tyler Distribution Centers
LLC, totaling $40.0 million, and received repayments on revolvers of approximately $7.2 million.
On October 27, 2026, the Company entered into Amendment No. 3 to the ING Credit Facility pursuant to which, the accordion provision was amended to permit increases to a total facility amount of up to $600,000,000 and the aggregate commitments under the facility were increased from $300,000,000 to $315,000,000. The parties to the Third Amendment include the Company, the lenders party thereto, Subsidiary Guarantors party thereto, ING Capital LLC, as Administrative
Agent, Joint Lead Arranger, Sole Bookrunner and Sustainability Structuring Agent and City National Bank, as Joint Lead
Arranger.
As of the date of this Report, the Company repaid $63.0 million of outstanding principal on the ING Credit Facility and borrowed an additional amount of $24.0 million. As of the date of this Report, the outstanding principal balance on the
ING Credit Facility is $261.0 million.
In addition, as of October 26, 2026, we had an investment backlog and pipeline of approximately $261.9 million and
$330.5 million, respectively. For purposes of this Report, “investment backlog” includes transactions approved by the
Adviser’s investment committee and/or for which we have issued a formal mandate, letter of intent or a term sheet. We therefore believe such investments have a strong likelihood of closing. The term “investment pipeline” includes transactions where initial due diligence has begun and/or analysis is in process, but we have issued no formal mandate,

letter of intent or term sheets to the prospective borrower. The consummation of any of the investments in our backlog and pipeline depends upon one or more of the following occurring: satisfactory completion of our due diligence investigation of the prospective portfolio company, our acceptance of the terms and structure of such investment and the negotiation, execution, and delivery of satisfactory transaction documentation. In addition, we may sell all or a portion of these investments and certain of these investments may result in the repayment of existing investments. We cannot make any assurances that we will make any of these investments or that we will sell all or any portion of these investments.
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
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, held as of September 30, 2026, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. As of September 30, 2026, approximately 96.6% of investments at fair value, (excluding investments on non-accrual, unfunded debt investments and equity investments that do not bear a coupon or otherwise generate current income) represent floating-rate investments with a SOFR floor (including investments bearing interest at a prime-based rate) and approximately 3.4% of investments at fair value represent non floating-rate investments. Additionally, our ING Credit Facility is also subject to a floating interest rate and currently paid on a floating SOFR rates. Interest expense is calculated based on outstanding secured borrowings as of
September 30, 2026 and based on the terms of our ING Credit Facility. Interest expense on our ING Credit Facility is calculated using the stated interest rate as of September 30, 2026, adjusted for the hypothetical changes in rates, as shown below. Our pooled SBA debentures and the Notes bear interest at fixed rates. The Company has entered into an interest rate swap that effectively converts the 7.00% Senior Notes to a floating rate. Net settlements under the swap are recognized in net realized gain (loss) and are not reflected in the table below. We continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may impact significantly our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026, the following table shows the expected annual impact on net investment income of base rate changes in interest rates for our settled debt investments
(considering interest rate floors for variable rate instruments) and outstanding secured borrowings assuming no changes in our investment and borrowing structure (dollar amounts in thousands, except per share data, unless otherwise indicated):

	September 30, 2026
Basis point increase (decrease)	Interest Income	Interest Expense	Net Interest Income
Up 300 basis points	$25,096	$(8,999)	$16,097
Up 200 basis points	$16,731	$(6,000)	$10,731
Up 100 basis points	$8,365	$(3,000)	$5,365
Down 100 basis points	$(8,301)	$3,000	$(5,301)
Down 200 basis points	$(15,983)	$6,000	$(9,983)
Down 300 basis points	$(19,664)	$8,999	$(10,665)
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of September 30, 2026, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness and design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective at a reasonable assurance level in timely alerting management, including the Chief Executive
Officer and Chief Financial Officer, of material information about us required to be included in periodic SEC filings.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f)
under the Exchange Act, that occurred during our most recently completed fiscal quarter ended September 30, 2026  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
All sales of unregistered securities during the nine months ended September 30, 2026 were reported in our current reports on Form 8-K filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarter ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 6. Exhibits
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).
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
10.1
Note Purchase Agreement, dated as of September 29, 2026, by and among the Registrant and the purchasers party thereto, governing the issuance of (i) $2,000,000 in aggregate principal amount of 7.82% Series A
Senior Notes due on September 29, 2029 and (ii) $78,000,000 in aggregate principal amount of 8.25%
Series B Senior Notes due on September 29, 2031 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 29, 2026 and incorporated herein by reference).

10.2
Amendment No. 3 to Senior Secured Revolving Credit Agreement dated October 27, 2026, among the
Registrant, the subsidiary guarantors party thereto, the lenders party thereto and ING Capital LLC, as administrative agent, lead arranger, bookrunner and sustainability structuring agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 27, 2026 and incorporated herein by reference).

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

Lafayette Square USA, Inc.

Date: November 9, 2026	By: /s/ Damien Dwin
Name: Damien Dwin
Title: President and Chief Executive Officer

Date: November 9, 2026	By: /s/ Seren Tahiroglu
Name: Seren Tahiroglu
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 9, 2026.

Name	Title
/s/ Damien Dwin	President, Chief Executive Officer and Chairman of the Board of Directors
Damien Dwin

/s/ Seren Tahiroglu	Chief Financial Officer
Seren Tahiroglu